Form 10-K
period 2020-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2021-02-24
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$8,231,813,171	as of June 30, 2020
ARIZONA PUBLIC SERVICE COMPANY	$0	as of June 30, 2020

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of February 17, 2021:	112,691,601
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of February 17, 2021:	71,264,947

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 19, 2021 are incorporated by reference into Part III hereof.

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
i

GLOSSARY OF NAMES AND TECHNICAL TERMS

4CA	4C Acquisition, LLC, a subsidiary of the Company
AC	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASU	Accounting Standards Update
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation, a subsidiary of the Company
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
COVID-19	Coronavirus
DC	Direct Current
distributed energy systems	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DSM	Demand side management
EES	Energy Efficiency Standard
EGU	Electric generating unit
El Dorado	El Dorado Investment Company, a subsidiary of the Company
El Paso	El Paso Electric Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GHG	Greenhouse gas
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
OSM	Office of Surface Mining Reclamation and Enforcement
Palo Verde	Palo Verde Generating Station or PVGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
ii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Item 1A and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

•the potential effects of the continued COVID-19 pandemic, including, but not limited to, demand for energy, economic growth, our employees and contractors, supply chain, expenses, capital markets, capital projects, operations and maintenance activities, uncollectable accounts, liquidity, cash flows or other unpredictable events;
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
•new legislation, ballot initiatives and regulation, including those relating to environmental requirements, regulatory and energy policy, nuclear plant operations and potential deregulation of retail electric markets;
•fuel and water supply availability;
•our ability to achieve timely and adequate rate recovery of our costs through our rates and adjustor recovery mechanisms, including returns on and of debt and equity capital investment;
•our ability to meet renewable energy and energy efficiency mandates and recover related costs;
•the ability of APS to achieve its clean energy goals (including a goal by 2050 of 100% clean, carbon-free electricity) and, if these goals are achieved, the impact of such achievement on APS, its customers, and its business, financial condition and results of operations;
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
•the investment performance of the assets of our nuclear decommissioning trusts, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;
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
•the willingness or ability of our counterparties, power plant participants and power plant landowners to meet contractual or other obligations or extend the rights for continued power plant operations; and
•restrictions on dividends or other provisions in our credit agreements and ACC orders.
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

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.3 million customers.  We own or lease 6,321 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2020, no single purchaser or user of energy accounted for more than 1.4% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
LAS VEGAS
FARMINGTON
FOUR CORNERS
KINGMAN
FLAGSTAFF
New Mexico
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
CASA GRANDE
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
Major APS Solar Power Plants

CS#2012236

Energy Sources and Resource Planning

To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2020 were as follows:

Demand Side Management: 16.0%
Nuclear: 23.0%
Purchased Power: 8.0%
Renewables*: 11.0%
Gas: 28.0%
Coal: 14.0%

*Renewables include energy from wind, solar, geothermal, biomass, distributed generation and solar power purchase agreements.

The share of APS’s energy supply being derived from clean resources is 50%. BCE also has acquired minority ownership positions in two wind farms that achieved commercial operation in 2020. Both wind farms deliver power under long-term power purchase agreements. See “Business of Other Subsidiaries — Bright Canyon Energy” below for information regarding BCE’s investment.

Clean Energy Focus Initiatives

APS has undertaken a number of initiatives to reduce carbon, including renewable energy procurement and development, and promotion of programs and rates that promote energy conservation, renewable energy use, and energy efficiency. (See “Energy Sources and Resource Planning — Current and Future Resources” below for details of these plans and initiatives.) APS currently has a diverse portfolio of renewable resources, including solar, wind, geothermal, biogas, and biomass. In addition, in January 2020 APS announced its Clean Energy Commitment, a three-pronged approach aimed at ultimately eliminating carbon-emitting resources from its electric generation resource portfolio.

APS’s clean energy goals consist of three parts:
•a 2050 goal to provide 100% clean, carbon-free electricity;
•a 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•a commitment to end APS’s use of coal-fired generation by 2031.

Among other strategies, APS intends to achieve these goals through various methods such as relying on Palo Verde, the nation’s largest producer of carbon-free energy; increasing clean energy resources, including renewables; developing energy storage; ceasing the use of coal-generated electricity; managing demand with a modern interactive grid; promoting customer technology and energy efficiency; and optimizing regional resources. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information about APS’s Clean Energy Commitment.)

Over this same period of time, APS also intends to harden its infrastructure in order to improve climate resiliency, which involves system and operational improvements aimed at reducing the impact of extreme weather events and other climate-related disruptions upon APS’s operations. Among other resiliency strategies, APS anticipates increasing investments in a modern and more flexible electricity grid with advanced distribution technologies. APS plans to continue its comprehensive forest management programs aimed at reducing wildfires, as those risks become compounded by shorter, drier winters and longer, hotter summers.

APS prepares an annual inventory of GHG emissions from its operations. For APS’s operations involving fossil-fuel electricity generation and electricity transmission and distribution, APS’s annual GHG inventory is reported to EPA under the EPA GHG Reporting Program. APS also voluntarily tracks the full scope of APS’s GHG emissions arising from all APS operations. In addition to GHG emissions from generation and transmission and distribution operations, this data includes all other GHG emissions arising from ancillary APS operations, such as vehicle use, employee travel, portable generators and facility energy usage. This data is then communicated to the public in Pinnacle West’s annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com/corporate-responsibility). The report provides information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into or otherwise a part of this report.

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

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back approximately 42% of its share of Palo Verde Unit 2 and certain common facilities.  The leaseback was originally scheduled to expire at the end of 2015 and contained options to renew the leases or to purchase the leased property for fair market value at the end of the lease terms.  On July 7, 2014, APS exercised the fixed rate lease renewal options.  The exercise of the renewal options resulted in APS retaining the assets through 2023 under one lease and 2033 under the other two leases. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors. (See Note 18 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.)

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2027 and 70% through 2028; 100% of Palo Verde’s requirements for conversion services through 2030; 100% of Palo Verde’s requirements for enrichment services through 2026 and 40% for 2027; and 100% of Palo Verde’s requirements for fuel fabrication through 2027.

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

APS Lawsuit for Breach of Standard Contract — In December 2003, APS, acting on behalf of itself and the Palo Verde participants, filed a lawsuit against the DOE in the United States Court of Federal Claims (“Court of Federal Claims”) for damages incurred due to the DOE’s breach of the Standard Contract.  The Court of Federal Claims ruled in favor of APS and the Palo Verde participants in October 2010 and awarded damages to APS and the Palo Verde participants for costs incurred through December 2006.

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the Court of Federal Claims. This lawsuit sought to recover damages incurred due to the DOE’s breach of the Standard Contract for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the NWPA. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2022.

APS has submitted and received payment for six claims pursuant to the terms of the August 18, 2014 settlement agreement, for six separate time periods during July 1, 2011 through June 30, 2019. The DOE has paid $99.7 million for these claims (APS’s share is $29 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS’s next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE on November 2, 2020 in the amount of $12.2 million (APS’s share is $3.6 million).

Waste Confidence and Continued Storage — On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s waste confidence decision and temporary storage rule (“Waste Confidence Decision”). The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the Waste Confidence Decision update for further action consistent with National Environmental Policy Act. In September 2013, the NRC issued its draft Generic Environmental Impact Statement (“GEIS”) to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. Renamed as the Continued Storage Rule, the NRC’s decision adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. The final Continued Storage Rule was subject to continuing legal challenges before the NRC and the Court of Appeals. In June 2016, the D.C. Circuit issued its final decision, rejecting all remaining legal challenges to the Continued Storage Rule. On August 8, 2016, the D.C. Circuit denied a petition for rehearing.

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

Nuclear Decommissioning Costs — APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for decommissioning its interests in Palo Verde Units 1, 2 and 3.  The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’s ACC jurisdictional rates.  Decommissioning costs are recoverable through a non-bypassable system benefits charge (paid by all retail customers taking service from the APS system).  Based on current nuclear decommissioning trust asset balances, site specific decommissioning cost studies, anticipated future contributions to the decommissioning trusts, and return projections on the asset portfolios over the expected remaining operating life of the facility, we are on track to meet the current site specific decommissioning costs for Palo Verde at the time the units are expected to be decommissioned. (See Note 19 for additional information about APS’s nuclear decommissioning trusts.)

Palo Verde Liability and Insurance Matters — See “Palo Verde Generating Station — Nuclear Insurance” in Note 11 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Natural Gas and Oil Fueled Generating Facilities

APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near Palo Verde; Ocotillo, located in Tempe (discussed below); Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma. Several of the units at Yucca run on either gas or oil. APS has two oil-only power plants: Fairview, located in the town of Douglas, Arizona and Yucca GT-4 in Yuma, Arizona. APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District. APS has a total entitlement from these plants of 3,573 MW. A portion of the gas for these plants is financially hedged up to five years in advance of purchasing and that position is converted to a physical gas purchase one month prior to delivery. APS has long-term gas transportation agreements with three different companies, some of which are effective through 2027. Fuel oil is acquired under short-term purchases delivered by truck directly to the power plants.

Ocotillo was originally a 330 MW 4-unit gas plant located in Tempe. In early 2014, APS announced a project to modernize the plant, which involved retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines. In total, this increased the capacity of the site by 290 MW to 620 MW. (See Note 4 for rate recovery as part of the ACC final written Opinion and Order issued reflecting its decision in APS’s general retail rate case (the “2017 Rate Case Decision”) and the 2019 Retail Rate Case Filing). The Ocotillo modernization project was completed in 2019.

Coal-Fueled Generating Facilities

Four Corners — Four Corners is located in the northwestern corner of New Mexico, and was originally a 5-unit coal-fired power plant. APS owns 100% of Units 1, 2 and 3, which were retired as of December 30, 2013. APS operates the plant and owns 63% of Four Corners Units 4 and 5. APS has a total entitlement from Four Corners of 970 MW. Additionally, 4CA, a wholly-owned subsidiary of Pinnacle

West, owned 7% of Units 4 and 5 from July 2016 through July 2018 following its acquisition of El Paso’s interest in these units described below. As part of APS’s Clean Energy Commitment, APS has committed to cease using coal-fired generation as part of its portfolio of electricity generating resources, including Four Corners, by 2031.

NTEC, a company formed by the Navajo Nation to own the mine that serves Four Corners and develop other energy projects, is the coal supplier for Four Corners. The Four Corners’ co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016 through 2031 (the “2016 Coal Supply Agreement”). El Paso, a 7% owner of Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso’s reclamation and decommissioning obligations associated with the 7% interest.

On June 29, 2018, 4CA and NTEC entered into an asset purchase agreement providing for the sale to NTEC of 4CA’s 7% interest in Four Corners. The sale transaction closed on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC’s 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West’s guarantee is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement.

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

Cholla — Cholla was originally a 4-unit coal-fired power plant, which is located in northeastern Arizona. APS operates the plant and owns 100% of Cholla Units 1, 2 and 3. PacifiCorp owns Cholla Unit 4, and APS operated that unit for PacifiCorp. On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the Unit. APS closed

Unit 2 on October 1, 2015. Following the closure of Unit 2, APS has a total entitlement from Cholla of 387 MW. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect for Cholla on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020 and the unit ceased operation in December 2020.

APS purchases all of Cholla’s coal requirements from a coal supplier that mines all of the coal under long-term leases of coal reserves with the federal and state governments and private landholders. The Cholla coal contract runs through 2024. In addition, APS has a coal transportation contract that runs through 2024.

Navajo Plant — The Navajo Plant is a 3-unit coal-fired power plant located in northern Arizona. Salt River Project operates the plant and APS owns a 14% interest in Units 1, 2 and 3. APS had a total entitlement from the Navajo Plant of 315 MW. The Navajo Plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant would remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allowed for decommissioning activities to begin after the plant ceased operations in November 2019.

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

In December 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the “Solar Partner Program,” placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as made systems available to limited-income customers who could not easily install solar through transactions with third parties. The second stage of the program, which included an additional 2 MW of rooftop solar and energy storage, placed two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and was in operation by the end of 2016. The costs for this program have been included in APS’s rate base as part of the 2017 Rate Case Decision.

In the 2017 Rate Case Decision, the ACC also approved the “APS Solar Communities” program. APS Solar Communities (formerly AZ Sun II) is a three-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned distributed generation systems on low to moderate income residential homes, non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. Currently, APS has installed 9 MW of distributed generation systems under the APS Solar Communities program.

Energy Storage

APS deploys a number of advanced technologies on its system, including energy storage. Storage can provide capacity, improve power quality, be utilized for system regulation, integrate renewable generation, and, in certain circumstances, be used to defer certain traditional infrastructure investments. Energy storage can also aid in integrating higher levels of renewables by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to benefit customers, to increase renewable utilization, and to further our understanding of how storage works with other advanced technologies and the grid. We are preparing for additional energy storage in the future.

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement was scheduled to begin in 2021; however, APS terminated the agreement, effective February 16, 2021, because the facility will not meet the expected in-service date. In 2018, APS issued a request for proposal ("RFP") for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by June 2022. Additionally, in February 2019, APS signed two 20-year power purchase agreements (“PPAs”) for energy storage totaling 150 MW. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an internal investigation to determine the cause. APS has now completed its investigation of the McMicken battery incident and is working with all counterparties to ensure that the learnings from the investigation, and the corresponding safety requirements, are incorporated into all battery storage projects going forward, including the projects associated with the two above-referenced PPAs. These PPAs were also subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under both agreements is expected to begin in 2022.

We currently plan to install at least 850 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs. Currently, APS has two RFPs in the market that seek energy storage resources: (i) a battery storage RFP for projects to be located at the remaining two AZ Sun sites that were not included in the 2018 RFP referenced in the preceding paragraph; and (ii) an ‘all source’ RFP that solicits both standalone energy storage and renewable energy plus energy storage resources. Such resources would be expected to be in service during 2023 and 2024.

Purchased Power Contracts

In addition to its own available generating capacity, APS purchases electricity under various arrangements, including long-term contracts and purchases through short-term markets to supplement its owned or leased generation and hedge its energy requirements.  A portion of APS’s purchased power expense is netted against wholesale sales on the Consolidated Statements of Income.  (See Note 16.)  APS continually assesses its need for additional capacity resources to assure system reliability. In addition, APS has also entered into several power purchase agreements for energy storage. (See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for details of our energy storage power purchase agreements.)

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2020 is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2022	45
Exchange Agreement (b)	May 15 to September 15 annually through February 2021	480
Demand Response Agreement (c)	Summer seasons through 2025	75
Tolling Agreement	Summer seasons from Summer 2020 through Summer 2025	565
Tolling Agreement	June 1 through September 30, 2020-2026	570
Renewable Energy (d)	Various	626
Tolling Agreement	May 1 through October 31, 2021-2027	463
(a)Up to 45 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.
(b)This is a seasonal capacity exchange agreement under which APS receives electricity during the summer peak season (from May 15 to September 15) and APS returns a like amount of electricity during the winter season (from October 15 to February 15). This agreement expired on February 15, 2021.
(c)The capacity under this agreement is 60 MW in 2021 and 75 MW for years 2022 through 2025.
(d)Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio.”

Current and Future Resources

Current Demand and Reserve Margin

Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2020 peak one-hour demand on its electric system was recorded on July 30, 2020 at 7,660 MW, compared to the 2019 peak of 7,115 MW recorded on August 5, 2019.  APS’s reserve margin at the time of the 2020 peak demand, calculated using system load serving capacity, was 19%.  For 2021, due to expiring purchased power contracts, APS is procuring market resources to maintain its minimum 15% planning reserve criteria.

Future Resources and Resource Plan

ACC rules require utilities to develop 15-year Integrated Resource Plans (“IRP”) which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRPs from April 1, 2020 to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021.   The ACC has taken no action on APS’s IRP.

See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Clean Energy Focus Initiatives” and “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for information regarding future plans for energy storage. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Coal-Fueled Generating Facilities” above for information regarding plans for Cholla, Four Corners and the Navajo Plant.

Energy Imbalance Market

In 2015, APS and the CAISO, the operator for the majority of California’s transmission grid, signed an agreement for APS to begin participation in the Energy Imbalance Market (“EIM”). APS’s participation in the EIM began on October 1, 2016.  The EIM allows for rebalancing supply and demand in 15-minute blocks, with dispatching every five minutes before the energy is needed, instead of the traditional one hour blocks. Participation in the EIM continues to be an effective tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS is in discussions with the EIM operator, CAISO, and other EIM participants about the feasibility of creating a voluntary day-ahead market to achieve more cost savings and use the region’s renewable resources more efficiently.

Energy Modernization Plan

On July 30, 2020, the ACC Staff issued final draft energy rules, which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear is defined as a clean energy resource. The proposed rules also require 50% of retail energy served be renewable by the end of 2035. On October 14, 2020, the ACC passed one amendment to ACC Staff’s final draft energy rules that will require electric utilities to obtain 35% of peak load (as measured in 2020) by 2030 from DSM resources, including traditional energy efficiency, demand response and other programs aimed at reducing energy usage, peak demand management and load shifting. This standard aligns with the proposed rules’ three-year resource planning cycle and allows recovery of costs through existing mechanisms until the ACC issues a decision in a future rate proceeding. On October 29, 2020, the ACC approved an amendment that will require electric utilities to reduce their carbon emissions over 2016-2018 levels by 50% by 2032; 75% by 2040; and 100% by 2050. The ACC also approved an amendment which will require utilities to install energy storage systems with an aggregate capacity equal to 5% of each utility’s 2020 peak demand by 2035, of which 40% must be derived from customer-owned or customer-leased distributed storage. Another approved amendment modifies the resource planning process, including requirements for the ACC to approve a utility’s load forecast and resource plan, and for a utility to perform an all-source request for information to guide its resource plan. On November 13, 2020, the ACC approved a final draft energy rules package, and additional procedural steps in the rulemaking process are required to be completed before the rules may take effect. APS cannot predict the outcome of this matter. (See Note 4 for additional information related to these energy rules.)

Renewable Energy Standard

In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  The renewable energy requirement is 11% of retail electric sales in 2021 and increases annually until it reaches 15% in 2025.

A component of the RES is focused on stimulating development of distributed energy systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed energy requirement is 30% of the overall RES requirement of 11% in 2021. On September 23, 2020, the ACC approved the 2020 RES Implementation Plan. On July 1, 2020, APS filed its 2021 RES Implementation Plan. The following table summarizes the RES requirement standard and its timing:

	2021	2025
RES (inclusive of distributed energy) as a % of retail electric sales	11%	15%
Percent of RES to be supplied from distributed energy resources	30%	30%

On April 21, 2015, the RES rules were amended to require utilities to report on all eligible renewable resources in their service territory, irrespective of whether the utility owns renewable energy credits associated with such renewable energy. The rules allow the ACC to consider such information in determining whether APS has satisfied the requirements of the RES.

Renewable Energy Portfolio.  To date, APS has a diverse portfolio of existing and planned renewable resources totaling 2,106 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 1,956 MW are currently in operation and 150 MW are under contract for development or are under construction.  Renewable resources in operation include 245 MW of facilities owned by APS, 626 MW of long-term purchased power agreements, and an estimated 1,085 MW of customer-sited, third-party owned distributed energy resources.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  See “Energy Sources and Resource Planning — Generation Facilities — Solar Facilities” above for information regarding APS-owned solar facilities.

The following table summarizes APS’s renewable energy sources currently in operation and under development as of December 31, 2020.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		5
Chino Valley	Chino Valley, AZ	2012		19
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		35
Gila Bend	Gila Bend, AZ	2014		32
Luke AFB	Glendale, AZ	2015		10
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				170	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		40
Distributed Energy:
APS Owned (a)	AZ	Various		31
Total APS Owned				245	—
Purchased Power Agreements
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
Wind:
Aragonne Mesa (b)	Santa Rosa, NM	2022	20	90	110
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	15	14
Biogas:
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				626	110
Distributed Energy
Solar (c)
Third-party Owned	AZ	Various		1,052	40
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				1,085	40
Total Renewable Portfolio				1,956	150

(a)Includes Flagstaff Community Power Project, APS School and Government Program, APS Solar Partner Program, and APS Solar Communities Program.
(b)Includes 90 MW wind power purchase agreement that was in operation until 2021. As a result of a power purchase agreement executed in September 2020, this will be decommissioned in 2021 and rebuilt in the same year, together with an additional 110 MW, for a total of 200 MW.
(c)Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

APS also issued two RFPs in September 2019. The first RFP sought competitive proposals for up to 150 MW of APS-owned solar resources. This solar generation will be designed with the flexibility to add energy storage as a future option. Negotiations pursuant to this RFP are ongoing, with results expected in the first quarter of 2021 and project in-service expected by the end of 2022. A second RFP requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW power purchase agreement for a wind resource that is expected to be in service in the fourth quarter of 2021. In December 2020, APS issued two additional RFPs: one to acquire both renewable energy and additional peaking capacity resources, and the other to install more battery energy storage at two existing APS solar plants.

Demand Side Management

On January 1, 2011, Arizona regulators adopted an EES of 22% cumulative annual energy savings by 2020 to increase energy efficiency and other demand side management programs encouraging customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. APS achieved the 22% EES in 2020. (See Note 4 for information regarding energy efficiency, other DSM obligations and the Energy Modernization Plan.)

Competitive Environment and Regulatory Oversight

Retail

The ACC regulates APS’s retail electric rates and its issuance of securities.  The ACC must also approve any significant transfer or encumbrance of APS’s property used to provide retail electric service and approve or receive prior notification of certain transactions between Pinnacle West, APS and their respective affiliates. (See Note 4 for information regarding ACC’s regulation of APS’s retail electric rates.)

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

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. The ACC held a workshop on February 25-26, 2020 on further consideration and discussion of the retail electric competition rules. During a July 15, 2020 ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC Commissioners are continuing to explore the retail electric competition rules. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  (See Note 4 for information regarding APS’s transmission rates.)  During 2020, approximately 4.4% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and natural gas.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Transmission and Delivery

APS continues to work closely with customers, stakeholders, and regulators to identify and plan for transmission needs that support new customers, system reliability, access to markets and clean energy development.  The capital expenditures table presented in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations includes new APS transmission projects, along with other transmission costs for upgrades and replacements, including those for data center development.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for new customer sited technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent successful attempts by Congress to pass legislation that would regulate GHG emissions, and it is unclear at this time whether climate-change related legislation originating from the 117th Congress will be considered in the Senate and then signed into law by President Biden. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is written, enacted, and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available; and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

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

Regulatory Initiatives. In 2009, EPA determined that GHG emissions endanger public health and welfare. As a result of this “endangerment finding,” EPA determined that the Clean Air Act required new regulatory requirements for new and modified major GHG emitting sources, including power plants. APS will generally be required to consider the impact of GHG emissions as part of its traditional New Source Review (“NSR”) analysis for new major sources and major modifications to existing plants.

On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. The ACE regulations had been stayed pending judicial review and on January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That ruling endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP. While the Biden administration has expressed an intent to regulate carbon emissions in this sector more aggressively under the Clean Air Act, we cannot at this time predict the outcome of pending EPA rulemaking proceedings in response to the court’s recent ACE decision.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the

Clean Air Act, Clean Water Act, Endangered Species Act, Resource Conservation and Recovery Act (“RCRA”), Superfund, the Navajo Nation, and water supplies for our power plants. The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants. The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments. APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

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

Cholla. In early 2017, EPA approved a final rule containing a revision to Arizona’s State Implementation Plan (“SIP”) for Cholla that implemented BART requirements for this facility, which did not require the installation of any new pollution control capital improvements. In conjunction with the closure of Cholla Unit 2 in 2015, APS has committed to ceasing coal combustion within Units 1 and 3 by April 2025. PacifiCorp retired Cholla Unit 4 at the end of 2020. (See “Cholla” in Note 4 for information regarding future plans for Cholla and details related to the resulting regulatory asset.)

Four Corners. Based on EPA’s final standards, APS’s 63% share of the cost of required BART controls for Four Corners Units 4 and 5 was approximately $400 million, which has been incurred.  (See Note 4 for information regarding the related rate recovery.) In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC purchased the interest from 4CA on July 3, 2018. (See “Four Corners — 4CA Matter” in Note 11 for a discussion of the NTEC purchase.) The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the RCRA and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments, and are the subject of recent regulatory and judicial activities described below.

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
•On November 4, 2019, EPA also proposed to change the manner by which facilities that have committed to cease burning coal in the near-term may qualify for alternative closure. Such qualification would allow CCR disposal units at these plants to continue operating, even though they would otherwise be subject to forced closure under the federal CCR regulations. EPA’s July 29, 2020 final regulation adopted this proposal and now requires explicit EPA approval for facilities to utilize an alternative closure deadline. With respect to the Cholla facility, APS’s application for alternative closure (which would allow the continued disposal of CCR within the facility’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025) was submitted to EPA on November 30, 2020 and is currently pending. This application will be subject to public comment and, potentially, judicial review.

We cannot at this time predict the outcome of these regulatory proceedings or when the EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $27 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $16 million. The Navajo Plant disposed of CCR only in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS’s share of incremental costs was approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring.

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by October 31, 2020. APS initiated an assessment of corrective measures on January 14, 2019 and expects such assessment will continue through mid- to late-2021. As part of this assessment, APS continues to gather additional groundwater data and perform remedial evaluations as to the CCR disposal units at Cholla and Four Corners undergoing corrective action. In addition, APS will solicit input from the public, host public hearings, and select remedies as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred over 30 years. The analysis needed to perform a similar cost estimate for Cholla remains ongoing at this time. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe the cost estimates for Cholla and any potential change to the cost estimate for Four Corners would have a material impact on our financial position, results of operations or cash flows.

Effluent Limitation Guidelines. On September 30, 2015, EPA finalized revised effluent limitation guidelines (“ELG”) establishing technology-based wastewater discharge limitations for fossil-fired EGUs.  EPA’s final regulation targets metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and coal ash disposal leachate.  Based upon an earlier set of preferred alternatives, the final effluent limitations generally require chemical precipitation and biological treatment for flue gas desulfurization scrubber wastewater, “zero discharge” from fly ash and bottom ash handling, and impoundment for coal ash disposal leachate.

On August 11, 2017, EPA announced that it would be initiating rulemaking proceedings to potentially revise the September 2015 effluent limitation guidelines. On September 18, 2017, EPA finalized a regulation postponing the earliest date on which compliance with the effluent limitation guidelines for these waste-streams would be required from November 1, 2018 until November 1, 2020. At this time, APS’s National Pollution Discharge Elimination System (“NPDES”) discharge permit for Four Corners contains a December 31, 2023 compliance deadline for achieving “zero discharge” of bottom ash transport waters. Nonetheless, on October 13, 2020, EPA published a final rule relaxing these “zero discharge” limitations for bottom ash handling water and allowing for approximately 10% of such wastewater to be discharged (on a volumetric, 30-day rolling average basis) under limited power plant operating scenarios. At this time, APS is pursuing a modification to the Four Corners NPDES discharge permit in order to implement the most recent ELG rulemaking. We cannot at this time predict the outcome of this permit modification proceeding, including any public commenting or permit appeal procedures. The Cholla facility does not require NPDES permitting.

Ozone National Ambient Air Quality Standards. On October 1, 2015, EPA finalized revisions to the primary ground-level ozone national ambient air quality standards (“NAAQS”) at a level of 70 parts per billion (“ppb”).  Further, on December 23, 2020, EPA issued a final regulation retaining the current primary NAAQS for ozone, following a required scientific review process. With ozone standards becoming more stringent, our fossil generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.  EPA was expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017.  While EPA took action designating attainment and unclassifiable areas on November 6, 2017, the Agency’s final action designating non-attainment areas was not issued until April 30, 2018. At that time, EPA designated the geographic areas containing Yuma and Phoenix, Arizona as in non-attainment with the 2015 70 ppb ozone NAAQS. The vast majority of APS’s natural gas-fired EGUs are located in these jurisdictions. Areas of Arizona and the Navajo Nation where the remainder of APS’s fossil-fuel fired EGU fleet is located were designated as in attainment. We anticipate that revisions to the SIPs and FIPs implementing required controls to achieve the new 70 ppb standard will be in place between 2023 and 2024.  At this time, because proposed SIPs and FIPs implementing the revised ozone NAAQSs have yet to be released, APS is unable to predict what impact the adoption of these standards may have on the Company. APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

Superfund-Related Matters. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”). PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”). Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS during the first or second quarter of 2021. We estimate that our costs related to this investigation and study will be approximately $3 million. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time, expenditures related to this matter cannot be reasonably estimated.

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

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID’s CERCLA claims concerning both past and future cost recovery. APS’s share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Four Corners National Pollutant Discharge Elimination System Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board (“EAB”) concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018. The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. Based upon a November 1, 2019 filing by several environmental groups, the EAB again took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020 and the EAB denied the environmental group petition on September 30, 2020. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. We cannot predict the outcome of these appeal proceedings and, if such appeal is successful, whether that outcome will have a material impact on our financial position, results of operations, or cash flows.

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

Little Colorado River Adjudication. APS has filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court, which was originally filed on September 5, 1985. APS’s groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and, therefore, is potentially at issue in the case. APS’s claims dispute the court’s jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. No trial or pretrial proceedings have been scheduled for adjudication of APS’s water right claims. The adjudication court is currently conducting a trial of federal reserved water right claims asserted by the Hopi Tribe and by the United States as trustee for the Tribe. In addition, the adjudication court has established a schedule for consideration of separate federal reserved water right claims asserted by the Navajo Nation and by the United States as trustee for the Nation. There is no established timeframe within which the adjudication court is expected to issue a final determination of water rights for the Hopi Tribe and the Navajo Nation and any such final determination is likely to occur multiple years in the future.

Although the above matters remain subject to further evaluation, APS does not expect that the described litigation will have a material adverse impact on its financial position, results of operations or cash flows.

BUSINESS OF OTHER SUBSIDIARIES

Bright Canyon Energy

On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. As of December 31, 2020, BCE had total assets of approximately $27 million.

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek wind farm in Missouri (“Clear Creek”) and the 250 MW Nobles 2 wind farm in Minnesota (“Nobles 2”). Clear Creek achieved commercial operation in May 2020 and Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term power purchase agreements. BCE indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

El Dorado

El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado’s short-term goal is to prudently realize the value of its existing investments.  As of December 31, 2020, El Dorado had total assets of approximately $16 million. El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund.

Other Information

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  BCE and 4CA are incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2020
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	88
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	5,933
BCE	400 East Van Buren Phoenix, AZ 85004	2014	5
El Dorado	400 East Van Buren Phoenix, AZ 85004	1983	—
4CA	400 North Fifth Street Phoenix, AZ 85004	2016	—
Total			6,026

The APS number includes employees at jointly-owned generating facilities (approximately 2,304 employees) for which APS serves as the generating facility manager.  Approximately 1,263 APS employees are union employees, represented by the International Brotherhood of Electrical Workers (“IBEW”). In March 2020, the Company concluded negotiations with the IBEW and approved a three-year extension of the contract set to expire on April 1, 2020.  Under the extension, union members received wage increases for 2020, 2021 and 2022; there were no other changes. The current contract expires on April 1, 2023.

Human Capital

The Company seeks to attract the best employees, to retain those employees and to create a safe, inclusive and productive work environment for all employees. We believe the strength of our employees is one of the significant contributors to our Company’s success. Human capital measures and objectives that the Company focuses on in managing its business include the safety of its employees, diversity and inclusion, succession planning, hiring and retention of talent, compensation and benefits and employee engagement.

COVID-19

The health, well-being and safety of our employees, customers and communities is our top priority. In March 2020, we began operating under our long-standing pandemic and business continuity plans to address COVID-19. We had regular COVID-19 planning sessions to address the safety, operational and business risks associated with the pandemic. By the middle of March 2020, we successfully transitioned all of our employees to remote work unless they were essential workers that needed to remain onsite. These efforts have resulted in bifurcated control rooms, thus reducing the number of employees in mission-critical locations. We also established COVID-19 safety protocols, social distancing practices including limiting one employee per vehicle and offering virtual options whenever possible. The Company also took rapid action to implement an all Company COVID-19 hotline, a focused COVID-19 team, and procured on-site COVID-19 testing at key facilities early in the pandemic. Through this testing, case management and contact tracing, the Company has been able to significantly limit COVID-19 transmission in the workplace. As a result of these efforts, we have been able to maintain the continuity of the essential services that we provide to our customers, while also managing the spread of the virus and promoting the health, physical and mental well-being and safety of our employees, customers and communities.

Employee Safety

Our work and our decisions are anchored in safety – safety is the foundation of everything we do, and employee safety is our paramount responsibility as an employer. We develop safety practices and programs that ensure employees have safe and secure workplaces that allow them to perform at the highest levels. Our comprehensive safety programs and our focus on human and organizational performance and injury case management contribute significantly to our strong safety performance. As we continue to improve our safety performance, our ultimate goal remains serious injury reduction. Our employees are expected to do the right thing and empowered to speak up when there are better or safer ways of doing business, including stopping work to reassess or improve safety. Safety committees operate in organizations throughout the Company, providing opportunities for employees to positively impact their local safety cultures and performance.

Diversity, Equity and Inclusion

Diversity, equity and inclusion are core cultural principles, and we recognize that diversity of demographics, backgrounds and cultural perspective is a key driver for our success. Our Executive Diversity & Inclusion Council leads this commitment with an emphasis on diversity among employees, in the workplace and through our community involvement, as well as an increased focus on attracting and retaining diverse talent. This focus extends to individual business units in the Company, which report on the diversity of their team during management review meetings to build awareness and address gaps of workforce diversity. Our efforts to support and empower employees include a commitment to full inclusion. In 2019, we signed the UNITY Pledge in support of full inclusion and equality in employment, housing and public accommodations for all Arizonans, including gay and transgender people. The UNITY Pledge reinforces our commitment to fostering an environment that recognizes our employees’ unique needs and celebrates the value of diverse perspectives. The Company sponsors ten employee network groups that are intended to create a sense of inclusion and belonging for employees. In 2020, we conducted company-wide executive listening sessions to provide our employees with the opportunity to share their inclusion experiences with our officers. We continue to focus on hiring diverse employees as well as hiring employees from our veteran community. At the end of 2020, 36% of external hires were ethnically diverse, 36% were female and 18% were veterans. Additionally, as of December 31, 2020, 32% of our employees are ethnically or racially diverse, 24% are female and 17% are veterans.

Succession Planning

Through a strong focus on succession planning, we ensure that our Company is prepared to fill executive and other key leadership roles with capable, experienced employees. We continually revisit and revise succession plans to make certain that qualified individuals are in place to move into critical positions. We have strategically selected successors for our management team to lead our Company into the future with strong and sustainable performance. In addition, we assure that each business unit of the Company has talent management strategies and development plans to meet its future leadership needs. Effective succession planning helps us identify employees with leadership potential and also allows us to evaluate any gaps in education, skills and experience that need to be addressed to prepare those employees to move into leadership roles. At management review meetings, officers and directors review how business units are addressing succession planning, leadership opportunities and retirement projections.

Talent Strategy

We place significant focus on attracting and developing a skilled workforce. To attract and retain top talent, we provide formal professional development programs through blended learning education and leadership training. Our employees have access to a wide variety of training and development opportunities, including leadership academies, rotational programs, mentoring programs, industry certifications and loaned executive programs. Talent pipelines help sustain our skilled workforce needs. Pipeline strategies include our apprentice and rotational programs. Additionally, our recruiters target specific colleges and programs of study that we have identified as talent pipelines. In 2020, we hosted 56 summer interns from 11 different universities 100% virtually with a diversity rate of 52%.

Total Rewards Strategy

In addition to our talent strategy, we place significant focus on our Total Rewards strategy for attracting, developing and rewarding our highly skilled workforce. Our employees are important to the success and future of our organization and our customers’ experiences. At the Company, our pay and benefits, along with retirement, recognition, time off, career development and wellbeing, make up our Total Rewards program. It is an important part of the employee experience at the Company and supports personal wellbeing and professional satisfaction. We are committed to providing programs that matter to our employees throughout various life and career phases.

Employee Engagement

An annual employee experience survey and focused quarterly pulse-surveys, enable us to gather employee feedback, identify opportunities for improvement and compare our performance to other companies. Through the surveys, we track our Employee Experience Index, a set of seven questions that encompass key elements of a positive employee experience, including recognition, career development possibilities and pride in the organization. Based on survey results, business units and individual managers are encouraged to take meaningful actions to improve the employee experience. In response to past surveys, we have launched enterprise-wide initiatives focused on improving communication between employees and management as well as removing obstacles that prevent job success. Other initiatives driven by the survey have given employees more access to leadership and improved meeting efficiency. Our cross-functional Employee Engagement Council focuses on improving employee recognition across the organization. We work to ensure that a positive work environment is maintained for all employees. Through an outreach initiative, we obtain feedback from new hires regarding their employee experience. In 2019, we integrated our employee experience surveys with onboarding surveys and exit interviews. Bringing together these elements allows us to get a more complete picture of the experience of our employees, from the time they join the Company until they decide to leave.

Company Culture

In 2020, the Company launched the APS Promise, anchoring our commitment to our customers, community, and each other. The Promise explains our purpose, our vision and mission and the principles and behaviors that will empower us to achieve our strategic goals. It represents the opportunity to build on our cultural strengths and develop new behaviors to enable our future success.

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
APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business, liquidity and results of operations and its ability to fully recover costs from utility customers in a timely manner.  The ACC regulates APS’s retail electric rates and FERC regulates rates for wholesale power sales and transmission services.  The profitability of APS is affected by the rates it may charge and the timeliness of recovering costs incurred through its rates and adjustor recovery mechanisms. Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of any APS rate proceedings, adjustor recovery and ancillary matters which may come before the ACC and FERC, including in some cases how court challenges to these regulatory decisions are resolved. Arizona, like certain other states, has a statute that allows the ACC to reopen prior decisions and modify otherwise final orders under certain circumstances. Additionally, given that APS is subject to oversight by several regulatory agencies, a resolution by one may not foreclose potential actions by others for similar or related matters, such as the recent resolution of an Arizona Attorney General matter (see Note 11).
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
APS’s ability to conduct its business operations and avoid negative operational and financial impacts depends in part upon compliance with federal, state and local statutes, regulations and ACC requirements, which may be revised from time to time by legislative or other action, and obtaining and maintaining certain regulatory permits, approvals and certificates.
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
Changes in laws or regulations that govern APS, new interpretations of law and regulations, or the imposition of new or revised laws or regulations could have an adverse impact on the manner in which we operate our business and our results of operations. In particular, new or revised laws or interpretations of existing laws or regulations may impact or call into question the ACC’s permissive regulatory authority, which may result in uncertainty as to jurisdictional authority within our state, and uncertainty as to whether ACC decisions will be binding or challenged by other agencies or bodies asserting jurisdiction. We are unable to predict the impact on our business and operating results from any pending or future regulatory or legislative rulemaking.
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
Potential Financial Risks — Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. In 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants, the CPP. The implementation of this rule within the jurisdictions where APS operates would have resulted in a shift in generation from coal to more natural gas and renewable generation. Because of a view that the federal Clean Air Act did not permit such an expansive use of administrative authority over utility generation resources, in 2019 regulations were issued that repealed the CPP and replaced it with a far narrower set of regulations focused solely on coal-fired power plant efficiency improvements. On January  19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new regulations governing carbon emissions from existing power plants consistent with the court’s ruling. That decision endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP, and the current administration has expressed its intent to assert such authority through new carbon emission regulations governing existing power plants.
Depending on the outcome of future carbon emission rulemakings under the Clean Air Act targeting new and existing power plants, the utility industry may become subject to more stringent and expansive regulations. To the extent that these regulations focus on generation shifting as a means of compliance with federal emission performance standards, the electric utility industry may be forced to incur substantial costs necessary to achieve compliance. In addition, we anticipate that such regulations will be challenged in federal court prior to their implementation. Depending on the outcome of such judicial review, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or imposing direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
Physical and Operational Risks. Weather extremes such as drought and high temperature variations are common occurrences in the southwest United States’ desert area, and these are risks that APS considers in the normal course of business in the engineering and construction of its electric system.

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
APS owns certain of our power plants jointly with other owners with varying ownership interests in such facilities. Changes in the nature of our industry and the economic viability of certain plants, including impacts resulting from types and availability of other resources, fuel costs, legislation and regulation, together with timing considerations related to expiration of leases or other agreements for such facilities, could result in unaligned positions among co-owners. Such differences in the co-owners’ willingness or ability to continue their participation could ultimately lead to disagreements among the parties as to how and whether to continue operation of such plants, which could lead to eventual shut down of units or facilities and uncertainty related to the resulting cost recovery of such assets. (See Note 4 for a discussion of the Navajo Plant and Cholla retirement and the related risks associated with APS’s continued recovery of its remaining investment in the plant.)
Deregulation or restructuring of the electric industry may result in increased competition, which could have a significant adverse impact on APS’s business and its results of operations.
In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona.  Retail competition could have a significant adverse financial impact on APS due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital.  Although some very limited retail competition existed in APS’s service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS’s customers.  This is in large part due to a 2004 Arizona Court of Appeals decision that found critical components of the ACC’s rules to be violative of the Arizona Constitution. The ruling also voided the operating authority of all the competitive providers previously authorized by the ACC. On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.
One of these options would be a continuation or expansion of APS’s existing AG (Alternative Generation)-X program, which essentially allows up to 200 MW of cumulative load to be served via a buy-through arrangement with competitive suppliers of generation.  The AG-X program was approved by the ACC as part of the 2017 Settlement Agreement (as defined in Note 4).
In November 2018, the ACC voted to again re-examine retail competition. In addition, proposals to enable or support retail electric competition may be made from time to time through ballot initiatives, legislative action or other forums in Arizona. The ACC held a workshop on February 25-26, 2020 on further consideration and discussion of the retail electric competition rules. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.
Changes in tax legislation or regulation may affect our financial results.
We are subject to taxation by various taxing authorities at the federal, state and local levels. Legislation or regulations could be enacted by any of these governmental authorities, which could affect the Company’s tax positions. The prospects for federal tax reform have increased due to the results of the recent elections. Any such reform may impact the Company’s effective tax rate, cash taxes paid and other financial results, such as earnings per share, gross revenues and cash flows. We cannot predict the timing or extent of such tax-related developments which, absent appropriate regulatory treatment, could have a negative impact on our financial results.
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
Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 2.3% for the year ended December 31, 2020 compared with the prior-year period. For the three years 2018 through 2020, APS’s customer growth averaged 2.0% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2021 and for 2021 through 2023 based on our assessment of steady population growth in Arizona.
Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.4% for the year ended December 31, 2020 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong residential sales due to work-from-home policies and a gradual improvement in sales to commercial and industrial customers. Though the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. From March 13, 2020 through December 31, 2020, the cumulative impact on weather-normalized usage was approximately a 1% increase. During that period, APS’s retail electric residential weather-normalized sales increased 5%, and its retail electric commercial and industrial weather-normalized sales decreased 4% in the aggregate. APS expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to normalize somewhat into 2021 as business activity continues to recover and more people return to work.
For the three years 2018 through 2020, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 0.5% to 1.5% for 2021 and increase on average in the range of 1.0% to 2.0% during 2021 through 2023, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range now includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by slower than expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives.
Actual customer and sales growth may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, ramp up of data centers, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes. Additionally, recovery of a substantial portion of our fixed costs of providing service is based upon the volumetric amount of our sales.  If our customer growth rate does not continue to improve as projected, or if we experience acceleration of expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives, we may be unable to reach our estimated sales projections, which could have a negative impact on our financial condition, results of operations and cash flows.
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
The impact of wildfires could negatively affect APS’s results of operations.
Wildfires have the potential to affect the communities that APS serves and APS’s vast network of electric transmission and distribution lines and facilities. The potential likelihood of wildfires has increased due to many of the same weather impacts existing in Arizona as those that led to the catastrophic wildfires in Northern California. While we proactively take steps to mitigate wildfire risk in the areas of our electrical assets, wildfire risk is always present due to APS’s expansive service territory. APS could be held liable for damages incurred as a result of wildfires if it was determined that they were caused by or enhanced due to APS’s negligence. The Arizona liability standard is different from that of California, which generally imposes liability for resulting damages without regard to fault. Any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact APS’s financial condition, results of operations or cash flows.
The inability to successfully develop, acquire or operate generation resources to meet reliability requirements and other new or evolving standards or regulations could adversely impact our business.
Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations, and the need to obtain various regulatory approvals create uncertainty surrounding our current and future generation portfolio. The current regulatory standards, laws, and regulations create strategic challenges as to the appropriate generation portfolio and fuel diversification mix. In addition, APS is required by the ACC to meet certain energy resource portfolio requirements, including those related to carbon emissions, renewables development and energy efficiency measures. The development of any generation facility is also subject to many risks, including those related to financing, siting, permitting, new and evolving technology, and the construction of sufficient transmission capacity to support these facilities. APS’s inability to adequately develop or acquire the necessary generation resources could have a material adverse impact on our business and results of operations.
In expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the permitting, construction, and operation of fossil fuel infrastructure projects. These efforts may increase in scope and frequency depending on a number of variables, including the future course of Federal environmental regulation and the increasing financial resources devoted to these opposition activities. APS cannot predict the effect that any such opposition may have on our ability to develop, construct and operate fossil fuel infrastructure projects in the future.
In January 2020, APS announced its goal to provide 100% clean, carbon-free electricity by 2050 with an intermediate 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy. APS’s ability to successfully execute its clean energy commitment is dependent upon a number of external factors, some of which include supportive national and state energy policies, a supportive regulatory environment, sales and customer growth, the development, deployment and advancement of clean energy technologies and continued access to capital markets.
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
We rely extensively on IT systems, networks, and services, including internet sites, data hosting and processing facilities, and other hardware, software and technical applications and platforms. Some of these systems are managed, hosted, provided, or used for third parties to assist in conducting our business. Malicious actors may attack vendors to disrupt the services these vendors provide to us or to use those vendors as a cyber conduit to attack us. As more third parties are involved in the operation of our business, there is a risk the confidentiality, integrity, privacy or security of data held by, or accessible to, third parties may be compromised.
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
We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information. One of these agencies, NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems, and is continually in the process of developing updated and additional requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at commercial nuclear power plants. The increasing promulgation of NERC and NRC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards. Experiencing a cybersecurity incident could cause us to be non-compliant with applicable laws and regulations, such as those promulgated by NERC and the NRC, privacy laws, or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties.
The risk of these system-related events and security breaches occurring continues to intensify. We have experienced, and expect to continue to experience, threats and attempted intrusions to our information technology systems and we could experience such threats and attempted intrusions to our operational control systems. To date we do not believe we have experienced a material breach or disruption to our network or information systems or our service operations. We may not be able to anticipate and prevent all cyberattacks or information security breaches, and our ongoing investments in security resources, talent, and business practices may not be effective against all threat actors. As such attacks continue to increase in sophistication and frequency, we may be unable to prevent all such attacks from being successful in the future.
We maintain cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by a breach. Coverage for cybersecurity events continues to evolve as the industry matures. In the future, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a cyber incident may not be covered by insurance or recoverable in rates.
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
Alternative energy technologies that produce power or reduce power consumption or emissions are being developed and commercialized, including renewable technologies such as photovoltaic (solar) cells, customer-sited generation, energy storage (batteries) and efficiency technologies.  Advances in technology and equipment/appliance efficiency could reduce the demand for supply from conventional generation, including carbon-free nuclear generation, and increase the complexity of managing APS’s information technology and power system operations, which could adversely affect APS’s business.
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
Deployment of renewable energy technologies is expected to continue across the western states and result in a larger portion of the overall energy production coming from these sources. These trends, which have benefited from historical and continuing government support for certain technologies, have the potential to put downward pressure on wholesale power prices throughout the western states which could make APS’s existing generating facilities less economical and impact their operational patterns and long-term viability.
We are subject to employee workforce factors that could adversely affect our business and financial condition.
Like many companies in the electric utility industry, our workforce is maturing, with approximately 31% of employees eligible to retire by the end of 2025.  Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent.  We are subject to other employee workforce factors, such as the availability and retention of qualified personnel and the need to negotiate collective bargaining agreements with union employees.  These or other employee workforce factors could negatively impact our business, financial condition or results of operations.
The outbreak of the COVID-19 pandemic could negatively affect our business.
The outbreak of COVID-19 is a rapidly developing situation around the globe that has led to economic disruption and volatility in the financial markets. The continued spread of COVID-19 and efforts to contain the virus could decrease demand for energy, lower economic growth, impact our employees and contractors, cause disruptions in our supply chain, increase certain costs, further increase volatility in the capital markets (and result in increases in the cost of capital or an inability to access the capital markets or draw on available credit facilities), delay the completion of capital or other construction projects and other operations and maintenance activities, delay payments or increase uncollectable accounts or cause other unpredictable events, each of which could adversely affect our business, results of operations, cash flows or financial condition.
As a result of the COVID-19 pandemic, from March through December 2020, we have experienced a decrease in demand from commercial and industrial customers and an increase in demand from residential customers and the cumulative impact on weather normalized retail electricity sales usage was a net increase as compared to 2019. APS is also experiencing an increase in bad debt expense associated with the COVID-19 pandemic that resulted in a negative impact to our 2020 operating results. In mid-March 2020, we drew on our revolving credit facilities as a result of the commercial paper markets failing to function normally due to COVID-19, but we were subsequently able to utilize the commercial paper market in April 2020 and we have paid down the revolving credit facilities completely. We are also experiencing increased operations and maintenance expenses due to the need for personal protective equipment and other health and safety-related costs related to COVID-19.
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
FINANCIAL RISKS
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
We recover most of the pension and other postretirement benefit expense and all of the currently estimated nuclear decommissioning costs in our regulated rates.  Any inability to fully recover these costs in a timely manner could have a material negative impact on our financial condition, results of operations or cash flows.
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
APS’s operations include managing market risks related to commodity prices.  APS is exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas and coal to the extent that unhedged positions exist.  We have established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and over-the-counter forwards, options, and swaps.  As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity and natural gas.  The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.  To the extent that commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater unhedged positions than we would prefer at a given time and financial losses that negatively impact our results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivative markets and preventing excessive speculation. The Dodd-Frank Act could restrict, among other things, trading positions in the energy futures markets, require different collateral or settlement positions, or increase regulatory reporting over derivative positions. Based on the provisions included in the Dodd-Frank Act and the implementation of regulations, these changes could, among other things, impact our ability to hedge commodity price and interest rate risk or increase the costs associated with our hedging programs.
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
GENERAL RISKS
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
The market price of our common stock could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control:
•variations in our quarterly operating results;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to future financial performance, including financial estimates by securities analysts and investors;
•developments generally affecting industries in which we operate;
•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•announcements by third parties of significant claims or proceedings against us;
•favorable or adverse regulatory or legislative developments;
•our dividend policy;
•future sales by the Company of equity or equity-linked securities; and
•general domestic and international economic conditions.
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
Pinnacle West and APS rely on access to credit markets as a significant source of liquidity and the capital markets for capital requirements not satisfied by cash flow from our operations.  We believe that we will maintain sufficient access to these financial markets.  However, certain market disruptions or revisions to rules or regulations may cause our cost of borrowing to increase generally, and/or otherwise adversely affect our ability to access these financial markets.
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
Changes in economic conditions, monetary policy, fiscal policy, financial regulation, rating agency treatment or other factors could result in higher interest rates, which would increase interest expense on our existing variable rate debt and new debt we expect to issue in the future, and thus increase the cost and/or reduce the amount of funds available to us for our current plans.
Additionally, an increase in our leverage, whether as a result of these factors or otherwise, could adversely affect us by:
•causing a downgrade of our credit ratings;
•increasing the cost of future debt financing and refinancing;
•increasing our vulnerability to adverse economic and industry conditions; and
•requiring us to dedicate an increased portion of our cash flow from operations to payments on our debt, which would reduce funds available to us for operations, future investment in our business or other purposes.
Certain provisions of our articles of incorporation and bylaws and of Arizona law make it difficult for shareholders to change the composition of our board and may discourage takeover attempts.
These provisions, which could preclude our shareholders from receiving a change of control premium, include the following:
•restrictions on our ability to engage in a wide range of “business combination” transactions with an “interested shareholder” (generally, any person who beneficially owns 10% or more of our outstanding voting power, or any of our affiliates or associates who beneficially owned 10% or more of our outstanding voting power at any time during the prior three years) or any affiliate or associate of an interested shareholder, unless specific conditions are met;
•anti-greenmail provisions of Arizona law and our bylaws that prohibit us from purchasing shares of our voting stock from beneficial owners of more than 5% of our outstanding shares unless specified conditions are satisfied;
•the ability of the Board of Directors to increase the size of and fill vacancies on the Board of Directors, whether resulting from such increase, or from death, resignation, disqualification or otherwise;
•the ability of our Board of Directors to issue additional shares of common stock and shares of preferred stock and to determine the price and, with respect to preferred stock, the other terms, including preferences and voting rights, of those shares without shareholder approval;
•restrictions that limit the rights of our shareholders to call a special meeting of shareholders; and
•restrictions regarding the rights of our shareholders to nominate directors or to submit proposals to be considered at shareholder meetings.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2020 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES
Generation Facilities

APS’s portfolio of owned generating facilities as of December 31, 2020 is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3	2		Coal	Base Load	387
Total Steam					1,357
Combined Cycle:
Redhawk (e)	2		Gas	Load Following	1,088
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,975
Combustion Turbine:
Ocotillo (d)	7		Gas	Peaking	620
Saguaro	3		Gas	Peaking	189
Douglas/Fairview	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,598
Solar:
Cotton Center (f)	1		Solar	As Available	17
Hyder I (f)	1		Solar	As Available	16
Paloma (f)	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	19
Gila Bend (f)	1		Solar	As Available	32
Hyder II (f)	1		Solar	As Available	14
Foothills (f)	1		Solar	As Available	35
Luke AFB	1		Solar	As Available	10
Desert Star (f)	1		Solar	As Available	10
Red Rock	1		Solar	As Available	40
APS Owned Distributed Energy			Solar	As Available	31
Multiple facilities			Solar	As Available	4
Total Solar					245
Total Capacity					6,321

(a)100% unless otherwise noted.
(b)Our 29.1% ownership in Palo Verde includes leased interests. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Nuclear” in Item 1 for details regarding leased interests in Palo Verde.  The other participants are Salt River Project (17.49%), SCE (15.8%), El Paso (15.8%), Public Service Company of New Mexico (10.2%), Southern California Public Power Authority (5.91%), and Los Angeles Department of Water & Power (5.7%).  The plant is operated by APS.
(c)The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), Tucson Electric Power Company (7%) and NTEC (7%).  The plant is operated by APS.
(d)Ocotillo Steam Units 1 and 2 were retired on January 10, 2019. Units 3 through 7 all went into service on or prior to May 30, 2019 which increased generation capacity by 510 MW.
(e)Redhawk generation capacity increased by 104 MW following the Advanced Gas Path upgrade installed on both units.
(f)APS is under contract and currently plans to add battery storage at these AZ Sun sites. (See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for details related to these and other energy storage agreements.)

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’s generating facilities.

See “Business of Arizona Public Service Company” in Item 1 for a map detailing the location of APS’s major power plants and principal transmission lines.

4CA

4CA, a wholly-owned subsidiary of Pinnacle West, purchased El Paso’s 7% interest in Units 4 and 5 of Four Corners on July 6, 2016 and subsequently sold the interest to NTEC on July 3, 2018. (See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Coal-Fueled Generating Facilities — Four Corners” in Item 1 and “Four Corners — 4CA Matter” in Note 11 for additional information about 4CA’s interest in Four Corners.)

Transmission and Distribution Facilities

Current Facilities.  APS’s transmission facilities consist of approximately 5,728 pole miles of overhead lines and approximately 74 miles of underground lines, 5,591 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,225 miles of overhead lines and approximately 22,453 miles of underground primary cable, all of which are located in Arizona. APS also owns and maintains 80 transmission substations and 443 distribution substations. APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2020:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	64.6%
Palo Verde — Rudd 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.5%
Navajo Southern System	26.0%
Four Corners Switchyards	61.8%
Palo Verde — Yuma 500kV System	25.3%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	88.9%
Hassayampa — North Gila System	80.0%
Cholla 500kV Switchyard	85.7%
Saguaro 500kV Switchyard	60.0%
Kyrene — Knox System	50.0%

Expansion.  Each year APS prepares and files with the ACC a ten-year transmission plan.  In APS’s 2021 plan, APS projects it will develop 26 miles of new transmission lines over the next ten years. One significant project, the Palo Verde to Morgan project recently completed all phases and provides a new 500kV path that spans from the Palo Verde hub around the western and northern edges of the Phoenix metropolitan area and terminates at a bulk substation in the northeast part of Phoenix. The Palo Verde to Morgan project includes Palo Verde-Delaney-Sun Valley-Morgan-Pinnacle Peak. The project consisted of four phases and the fourth phase, Morgan to Sun Valley 500kV, was energized in April of 2018. In total, the project consisted of over 100 miles of new 500kV lines, with many of those miles constructed with the capability to employ a 230kV line as a second circuit.

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

Plant and Transmission Line Leases and Rights-of-Way on Indian Lands

The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under rights-of-way from the federal government.   The Navajo Plant ceased operations in November 2019. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allows for decommissioning activities to begin after the plant ceased operations.

APS, on behalf of the Four Corners participants, negotiated amendments to the Four Corners facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generating Facilities — Coal-Fueled Generating Facilities — Four Corners” in Item 1 for additional information about the Four Corners right-of-way and lease matters.

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
See Note 4 for ACC and FERC-related matters.
See Note 11 for information regarding environmental matters, Superfund–related matters and other disputes.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors, or in certain cases also by the Human Resources Committee, at any time.  The executive officers, their ages at February 24, 2021, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Jeffrey B. Guldner	55	Chairman of the Board, President and Chief Executive Officer of Pinnacle West; Chairman of the Board and Chief Executive Officer of APS	2019-Present
		President of APS	2018-2020
		Executive Vice President, Public Policy of Pinnacle West	2017-2019
		Executive Vice President, Public Policy of APS	2017-2018
		General Counsel of Pinnacle West and APS	2017-2018
		Senior Vice President, Public Policy of APS	2014-2017
Elizabeth A. Blankenship	49	Vice President, Controller and Chief Accounting Officer of Pinnacle West and APS	2019-Present
		General Manager, Accounting Operations of APS	2019-2019
		Director, Accounting Operations of APS	2014-2019
Andrew D. Cooper	42	Vice President and Treasurer of Pinnacle West and APS	2020-Present
		Director, Corporate Finance of Consolidated Edison Company of New York, Inc.	2017-2020
		Director, Power & Utilities Investment Banking of Barclays Capital, Inc.	2008-2017
Donna M. Easterly	56	Senior Vice President, Human Resources of APS	2020-Present
		Vice President, Human Resources and Ethics of APS	2017-2020
		Vice President, Chief Procurement Officer of APS	2014-2017
Daniel T. Froetscher	59	President and Chief Operating Officer of APS	2020-Present
		Executive Vice President, Operations of APS	2018-2020
		Senior Vice President, Transmission, Distribution & Customers of APS	2014-2018
Theodore N. Geisler	42	Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2020-Present
		Vice President and Chief Information Officer of APS	2018-2020
		General Manager, Transmission and Distribution Operations and Maintenance of APS	2017-2018
		Director, Investor Relations of Pinnacle West	2016-2017
		Director, Transmission Operations and Maintenance of APS	2013-2016
James R. Hatfield	63	Chief Administrative Officer of Pinnacle West and APS	2020-Present
		Executive Vice President of Pinnacle West and APS	2012-Present
		Treasurer of Pinnacle West and APS	2020-2020
		Chief Financial Officer of Pinnacle West and APS	2008-2020
Maria L. Lacal	60	Executive Vice President and Chief Nuclear Officer, PVGS, of APS	2020-Present
		Senior Vice President, Regulatory and Oversight, PVGS, of APS	2016-2020
		Vice President, Regulatory and Oversight, PVGS, of APS	2015-2016
		Vice President, Operations Support, PVGS, of APS	2011-2015
Barbara D. Lockwood	54	Senior Vice President, Public Policy of APS	2020-Present
		Vice President, Regulation of APS	2015-2020
		General Manager, Regulatory Policy and Compliance of APS	2014-2015
Robert E. Smith	51	Senior Vice President and General Counsel of Pinnacle West and APS	2018-Present
		Senior Vice President and General Counsel of Columbia Pipeline Group, Inc.	2014-2016

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange under stock symbol PNW.  At the close of business on February 17, 2021, Pinnacle West’s common stock was held of record by approximately 16,415 shareholders.
APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  At December 31, 2020, APS did not have any outstanding preferred stock.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Pinnacle West’s common stock during the five years ended December 31, 2020 to the cumulative total returns on the S&P 500 Index and the Edison Electric Index. The comparison assumes that $100 was invested on December 31, 2015 in Pinnacle West's common stock and in each of the indices shown and that all of the dividends were reinvested.

$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
Pinnacle West Common Stock
Edison Electric Institute Index
S&P 500 Index

Years Ended December 31,

Company/Index	2015	2016	2017	2018	2019	2020
Pinnacle West Common Stock	$100	$125	$141	$146	$159	$147
Edison Electric Institute Index	$100	$117	$131	$136	$171	$169
S&P 500 Index	$100	$112	$136	$130	$171	$203

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Consolidated Financial Statements and APS’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. This discussion provides a comparison of the 2020 results with 2019 results. A comparison of the 2019 results with 2018 results can be found in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to be a rapidly evolving situation. It has led to economic disruption and volatility in financial markets worldwide. The Company is operating under long-standing pandemic and business continuity plans that exist to address situations including pandemics like COVID-19. We are focused on ensuring the health and safety of our employees, contractors and the general public by helping limit the spread of this virus and ensuring continued, safe and reliable electric service for APS customers.

We have identified business-critical positions in our operations and support organizations, with backup personnel ready to assist if an issue were to arise. Additionally, efforts to ensure the health and safety of our employees have resulted in bifurcated control rooms, thus reducing the number of employees in mission-critical locations. We also established COVID-19 safety protocols, social distancing practices including limiting one employee per vehicle and offering virtual options whenever possible. The Company also took rapid action to implement an all Company COVID-19 hotline, a focused COVID-19 team, and procured on-site COVID-19 testing at key facilities early in the pandemic. Through this testing, case management and contact tracing, the Company has been able to significantly limit COVID-19 transmission in the workplace. As a result of these efforts, we have been able to maintain the continuity of the essential services that we provide to our customers, while also managing the spread of the virus and promoting the health, physical and mental well-being and safety of our employees, customers and communities.

Essential planned work and capital investments are continuing during the pandemic, with some non-essential planned work postponed to the first quarter of 2021. APS has continuous discussions with suppliers on manpower and supply issues pertaining to COVID-19 and has measures in place to continue to monitor resource needs and supply chain adequacy. At this time, APS does not believe it has any material supply chain risks due to COVID-19 that would impact its ability to serve customers’ needs.

The Company’s operations and maintenance expenses, exclusive of bad debt expense, increased by approximately $25 million for the year ended December 31, 2020 due to costs for personal protective equipment and other health and safety-related costs related to COVID-19.  We expect the Company’s operation and maintenance expenses will continue to be impacted for 2021 by the need for additional personal protective equipment and other health and safety-related costs related to COVID-19.

While the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. From March 13, 2020 through December 31, 2020, the cumulative impact in weather-normalized usage was approximately a 1% increase. During that period, APS’s retail electric residential weather-normalized sales increased 5%, and its retail electric commercial and industrial weather-normalized sales decreased 4% in the aggregate. APS expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to normalize somewhat during 2021 as business activity continues to recover and more people return to work. Based on past experience, a 1% variation in our annual kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

On March 31, 2020, a stay at home order became effective for the state of Arizona and remained in effect until May 16, 2020, when it was lifted and Arizona began reopening. In June 2020, Arizona saw an increase in the number of COVID-19 cases, hospitalizations, and deaths. Accordingly, on June 29, 2020, the governor of Arizona closed bars, indoor gyms and fitness clubs or centers, indoor movie theaters, water parks and tubing operations until July 27, 2020 as a partial reversal of the state’s reopening and to mitigate the spread of COVID-19. On July 23, 2020, the governor of Arizona extended these closures and they remained in place until August 27, 2020, when bars, gyms and movie theaters reopened with certain restrictions. We cannot predict the impact of the spread of COVID-19 in Arizona, whether there will be additional reclosures and how any such reclosures will impact our financial position, results of operations or cash flows. We are continuing to monitor the impacts of COVID-19.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020 through December 31, 2020 that was approximately $18 million. We will pay half of this cash deferral by December 31, 2021 and the remainder by December 31, 2022.

On June 30, 2020, FERC issued an order granting a waiver request related to the existing AFUDC rate calculation beginning March 1, 2020 through February 28, 2021.  The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in 2020, but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements (see Note 1.)

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS waived all late payment fees during this suspension period.  On September 14, 2020, APS extended this suspension of disconnection of customers for nonpayment and waiver of late payment fees until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic. The Summer Disconnection Moratorium (see Note 4), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events resulted in a negative impact to its 2020 operating results of  approximately $23 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. APS also currently estimates that the Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with this will result in a negative impact to its 2021 operating results of approximately $20 million to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. These estimated impact amounts for 2021 depend on certain current assumptions, including, but not limited to, customer behaviors, population and employment growth, and the impacts of COVID-19 on the economy. Additionally, due to COVID-19, APS delayed the reset of the EIS adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 and and also delayed the reset of the PSA to the first billing cycle of April 2021 rather than February 2021 (see Note 4).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020 (see Note 4). As of December 31, 2020, APS had refunded approximately $43 million to customers. The additional $7 million over the approved amount of $36 million was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings.

APS has spent more than $15 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic, with $12.4 million of these dollars directly committed to bill assistance programs (the “COVID Customer Support Fund”). The COVID Customer Support Fund was comprised of a series of voluntary commitments of funds that are not recoverable through rates throughout 2020 of approximately $8.8 million. An additional $3.6 million in bill credits for limited income customers was ordered by the ACC in December 2020 of which 50%, up to a maximum of $2.5 million, was committed to be funds that are not recoverable through rates with the remaining being deferred for potential future recovery in rates. Included in the COVID Customer Support Fund were programs that assisted customers that had a delinquency of two or more months with a one-time credit of $100, an expanded credit of $300 for limited income customers, programs to assist extra small and small non-residential customers with a one-time credit of $1,000, and other targeted programs allocated to assist with other COVID-19 needs in support of utility bill assistance. The December 2020 ACC order further assisted delinquent limited income customers with an additional bill credit of up to $250 or their delinquent balance, whichever was less. As of December 31, 2020, APS had distributed all funds for all COVID Customer Support Fund programs combined. Beyond the COVID Customer Support Fund, APS has also provided $2.7 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

More detailed discussion of the impacts and future uncertainties related to the COVID‑19 pandemic can be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Notes to Pinnacle West’s and APS’s financial statements that appear in Part II, Item 8 of this report and “Risk Factors” in Part I, Item 1A of this report.

Strategic Overview

Our strategy is to deliver shareholder value by creating a sustainable energy future for Arizona by serving our customers with clean, reliable and affordable energy.

Clean Energy Commitment

We are committed to doing our part to make the future clean and carbon-free. Our vision for APS and Arizona presents an opportunity to engage with customers, communities, employees, policymakers, shareholders and others to achieve a shared, sustainable vision for Arizona. This goal is based on sound science and supports continued growth and economic development while maintaining reliability and affordable prices for APS’s customers.

APS’s new clean energy goals consist of three parts:
•A 2050 goal to provide 100% clean, carbon-free electricity;
•A 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A commitment to end APS’s use of coal-fired generation by 2031.

APS’s ability to successfully execute its clean energy commitment is dependent upon a number of important external factors, some of which include a supportive regulatory environment, sales and customer growth, development of clean energy technologies and continued access to capital markets.

2050 Goal: 100% Clean, Carbon-Free Electricity. Achieving a fully clean, carbon-free energy mix by 2050 is our aspiration. The 2050 goal will involve new thinking and depends on improved and new technologies.

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. Clean is measured as percent of energy mix which includes carbon-free resources like nuclear and demand-side management, and renewable is expressed as a percent of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

2031 Goal: End APS’s Use of Coal-Fired Generation. The commitment to end APS’s use of coal-fired generation by 2031 will require APS to cease use of coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in a total reduction of carbon emissions of 26% since 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units by 2025.

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition ("CCT") plan. The proposed framework provides substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable projects. Our proposed CCT plan supports the Navajo Nation, where the Four Corners Power Plant is located, the communities surrounding the Cholla Power Plant and the Hopi Tribe, which is impacted by closure of the Navajo Plant. The CCT plan is currently pending ACC approval. (See Note 4 for a discussion of the CCT plan.)

Renewables. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Its near-term actions include competitive solicitations to procure clean energy resources such as solar, wind, energy storage, demand response and DSM resources, all of which lead to a cleaner grid.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS’s clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio” in Item 1 for details regarding APS’s renewable energy resources.

Palo Verde. Palo Verde, the nation’s largest carbon-free, clean energy resource, will continue to be a foundational part of APS’s resource portfolio. The plant currently supplies nearly 70% of our clean energy and provides the foundation for the reliable and affordable service for APS customers. Palo Verde is not just the cornerstone of our current clean energy mix, it also is a significant provider of clean energy to the southwest United States. The plant’s continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

Affordable

We believe it is APS’s responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through December 2020, the average residential bill decreased by 7.3%, or $10.95.

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and internal efficiencies. Through the initiative and existing cost management practices, APS met its goal of $20 million in cost savings as of December 31, 2020.

Participation in the EIM continues to be an effective tool for creating savings for APS's customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS is in discussions with the EIM operator, CAISO, and other EIM participants about the feasibility of creating a voluntary day-ahead market to achieve more cost savings and use the region’s renewable resources more efficiently.

Reliable

While our energy mix evolves, the obligation to deliver reliable service to our customers remains. Notwithstanding the challenges presented by the COVID-19 pandemic as well as the hottest summer on record, APS continued to provide reliable service to its customers in 2020, setting a new all-time high peak energy demand of 7,660 MW, exceeding the prior peak set in 2017 by nearly 300 MW and achieved strong reliability results.

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

Customer-Focused

Customers are at the core of what APS does every day and its focus remains on its customers and the communities it serves. It is APS’s goal to achieve an industry-leading best-in-class customer experience.

In 2020, APS adopted a number of changes to improve customer experience. It transitioned to a 24/7 care center operation to better serve its customers around the clock. APS improved its call center performance, answering nearly 75% of its more than 1.5 million telephone calls in 30 seconds or less. APS has also made many improvements to its digital experience through its aps.com site, and its overall digital experience continues to improve for its customers.

APS also convened a customer advisory board and stakeholder committee in 2020 to serve as a vehicle for gathering valuable qualitative insights, directly from customers and stakeholders, that intends to keep APS apprised of customer needs, wants, and perspectives. Additionally, the customer advisory board is leveraged to identify and diagnose potential customer pain points and to help shape and co-create customer solutions.

APS is also providing assistance to residential and business customers that have been impacted by the COVID-19 pandemic. See “COVID-19 Pandemic” above for more information about customer support during COVID-19.

Emerging Technologies

Energy Storage

APS deploys a number of advanced technologies on its system, including energy storage. Storage can provide capacity, improve power quality, be utilized for system regulation, integrate renewable generation, and, in certain circumstances, be used to defer certain traditional infrastructure investments. Energy storage can also aid in integrating higher levels of renewables by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to benefit customers, to increase renewable utilization, and to further our understanding of how storage works with other advanced technologies and the grid. We are preparing for additional energy storage in the future.

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement was scheduled to begin in 2021; however, APS terminated the agreement, effective February 16, 2021, because the facility will not meet the expected in-service date. In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by June 2022. Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an internal investigation to determine the cause. APS has now completed its investigation of the McMicken battery incident and is working with all counterparties to ensure that the learnings from the investigation, and the corresponding safety requirements, are incorporated into all battery storage projects going forward, including the projects associated with the two above-referenced PPAs. These PPAs were also subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under both agreements is expected to begin in 2022.

We currently plan to install at least 850 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs. Currently, APS has two RFPs in the market that seek energy storage resources: (i) a battery storage RFP for projects to be located at the remaining two AZ Sun sites that were not included in the 2018 RFP referenced in the preceding paragraph; and (ii) an ‘all source’ RFP that solicits both standalone energy storage and renewable energy plus energy storage resources. Such resources would be expected to be in service during 2023 and 2024.

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2020, APS expanded its Take Charge AZ Pilot Program and installed 84 dual-plug Level 2 charging stations at business customer locations with more stations expected to be added through 2021. The program provides charging equipment, installation, and maintenance to business customers, government agencies, and multifamily housing communities. In addition to the Level 2 charging stations, APS will begin construction of direct current fast charging stations that will be owned and operated by APS at five locations in Arizona. This project is projected to be completed by the end of 2021 with each location including 2-150 kilowatt and 2-350 kilowatt DC fast charging stations. These stations will be accessible through the Electrify America charging network.

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS is actively participating in this process, which is scheduled to be completed by March 2021 and submitted to the ACC for review and approval.

Hydrogen Production

Palo Verde, in partnership with Idaho National Laboratory and two other utilities, has been chosen by the DOE’s Office of Nuclear Energy to participate in a hydrogen production project with the goal to improve the long-term economic competitiveness of the nuclear power industry. The multi-phase project is planned for 2020 through 2023. In the first phase, Idaho National Laboratory will perform a technical and economic assessment of using electricity generated at Palo Verde to produce hydrogen.

Experience from Palo Verde’s utility partners’ demonstration projects and from the Palo Verde-specific technical economic assessment is expected to offer insights into methods for flexible transitions between electricity and hydrogen generation in solar-dominated electricity markets.

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

Regulatory Overview

On October 31, 2019, APS filed an application with the ACC seeking an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” in Note 4). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS’s application were:
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
•a Base Fuel Rate of $0.030168 per kWh;
•authorization to defer until APS’s next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes after the date the rate application is adjudicated;
•a number of proposed rate and program changes for residential customers, including:
▪a super off-peak period during the winter months for APS’s time-of-use with demand rates;
▪additional $1.25 million in funding for APS’s limited-income crisis bill program; and
▪a flat bill/subscription rate pilot program;
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

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC in this rate case. The ACC Staff recommends, among other things, a (i) $89.7 million revenue increase, (ii) average annual customer bill increase of 2.7%, (iii) return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommends, among other things, a (i) $20.8 million revenue decrease, (ii) average annual customer bill decrease of 0.63%, (iii) return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, a (i) $169 million revenue increase, (ii) average annual bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism (“AEM”), to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) the CCT plan related to the closure or future closure of coal-fired generation facilities of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

The CCT plan includes the following proposed components: (i) $100 million that will be paid over 10 years to the Navajo Nation for a sustainable transition to a post-coal economy, which would be funded by customers, (ii) $1.25 million that will be paid over five years to the Navajo Nation to fund an economic development organization, which would be funds not recoverable through rates, (iii) $10 million to facilitate electrification projects within the Navajo Nation, which would be funded equally by funds not recoverable through rates and by customers, (iv) $2.5 million per year in transmission revenue sharing to be paid to the Navajo Nation beginning after the closure of the Four Corners Power Plant through 2038, which would be funds not recoverable through rates, (v) $12 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, which would primarily be funded by customers, and (vi) $3.7 million that will be paid over five years to the Hopi Tribe related to APS’s ownership interests in the Navajo Generating Station, which would primarily be funded by customers.

The hearing began January 14, 2021. Unfavorable ACC Staff and intervenor positions and recommendations could have a material impact on APS’s financial statements if ultimately adopted by the ACC. APS cannot predict the outcome of this proceeding.

See Note 4 for information regarding additional regulatory matters.

Arizona Attorney General Matter

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement results in APS paying $24.75 million, $24 million of which is being returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek wind farm in Missouri (“Clear Creek”) and the 250 MW Nobles 2 wind farm in Minnesota (“Nobles 2”). Clear Creek achieved commercial operation in May 2020 and Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term power purchase agreements. BCE indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

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

Electric Operating Revenues.  For the years 2018 through 2020, retail electric revenues comprised approximately 95% of our total operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.3% for the year ended December 31, 2020 compared with the prior-year period. For the three years 2018 through 2020, APS’s customer growth averaged 2.0% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2021 and for 2021 through 2023 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.4% for the year ended December 31, 2020 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong residential sales due to work-from-home policies and a gradual improvement in sales to commercial and industrial customers. Though the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. From March 13, 2020 through December 31, 2020, the cumulative impact on weather-normalized usage was approximately a 1% increase. During that period, APS’s retail electric residential weather-normalized sales increased 5%, and its retail electric commercial and industrial weather-normalized sales decreased 4% in the aggregate. APS expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to normalize somewhat into 2021 as business activity continues to recover and more people return to work.

For the three years 2018 through 2020, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 0.5% to 1.5% for 2021 and increase on average in the range of 1.0% to 2.0% during 2021 through 2023, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range now includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by slower than expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives.

Consistent with our focus on continuously looking for improvement in our processes and procedures, we updated our weather normalization methodology in 2020 to better leverage available AMI data (smart meter data). While the prior method only used one to two months of daily usage data to estimate weather impacts, the new method utilizes a rolling four-year period of daily usage data, which improves the accuracy of estimated weather impacts on energy sales since many more data points are used for each calculation. Our 1.4% weather normalized sales growth for the year ended December 31, 2020 reflects this change in methodology. The impact to our 2018-2020 average normalized sales growth from this change in methodology is 0.2%.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, ramp-up of data centers, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Based on past experience, a 1% variation in our annual kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See “Liquidity and Capital Resources” below for information regarding the planned additions to our facilities.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.8% of the assessed value for 2020, 10.9% for 2019 and 11.0% for 2018. We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units and transmission and distribution facilities.

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 5 for details of the impacts on the Company as of December 31, 2020.) In APS’s 2017 Rate Case Decision, the ACC approved the TEAM, which is being used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

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

Operating Results – 2020 compared with 2019

Our consolidated net income attributable to common shareholders for the year ended December 31, 2020 was $551 million, compared with $538 million for the prior year.  The results reflect an increase of approximately $13 million for the regulated electricity segment primarily due to higher revenue driven by the effects of weather and lower refunds in the current year related to the Tax Act, higher pension and other postretirement non-service credits and higher revenue from customer growth, partially offset by higher income taxes, including lower amortization of excess deferred taxes, higher depreciation and amortization expense, and higher other expenses. Weather had a significant impact on our result of operations due to the hotter than normal weather in 2020 compared to 2019.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2020	2019	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,589	$2,425	$164
Operations and maintenance	(953)	(939)	(14)
Depreciation and amortization	(614)	(591)	(23)
Taxes other than income taxes	(225)	(219)	(6)
Pension and other postretirement non-service credits — net	56	23	33
All other income and expenses, net	26	61	(35)
Interest charges, net of allowance for borrowed funds used during construction	(229)	(217)	(12)
Income taxes (Note 5)	(78)	16	(94)
Less income related to noncontrolling interests (Note 18)	(19)	(19)	—
Regulated electricity segment income	553	540	13
All other	(2)	(2)	—
Net Income Attributable to Common Shareholders	$551	$538	$13

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $164 million higher for the year ended December 31, 2020 compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$165	$40	$125
Lower refunds in the current year related to the Tax Act (Note 4)	85	—	85
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(78)	(85)	7
Lost fixed cost recovery	7	—	7
Lower renewable energy regulatory surcharges, offset by operations and maintenance costs	(9)	—	(9)
Lower retail revenue due to the impacts of energy efficiency, distributed generation and changes in customer usage patterns, partially offset by higher customer growth	(4)	6	(10)
Lower transmission revenues (Note 4)	(17)	—	(17)
Arizona Attorney General Matter (Note 11)	(24)	—	(24)
Miscellaneous items, net	(10)	(10)	—
Total	$115	$(49)	$164

Operations and maintenance.  Operations and maintenance expenses increased $14 million for the year ended December 31, 2020 compared with the prior-year period primarily because of:
•An increase of $25 million primarily related to COVID Customer Support Fund, personal protective equipment and other health and safety-related costs for COVID-19 response (see Note 4);
•An increase of $22 million related to employee benefits;
•An increase of $12 million related to customer bad debt expenses for the Summer Disconnection Moratorium and COVID-19 disconnect suspensions (see Note 4);
•An increase of $11 million for costs related to information technology;
•A decrease of $21 million in nuclear generation costs primarily related to an increased recovery from contributions of administrative and general costs from Palo Verde owners;
•A decrease of $14 million related to consulting costs;
•A decrease of $13 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•A decrease of $6 million for customer outreach costs; and
•A decrease of $2 million for corporate resources and other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $23 million higher for the year ended December 31, 2020 compared with the prior-year period primarily due to increased plant in service of $37 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $17 million.

Taxes other than income taxes.  Taxes other than income taxes were $6 million higher for the year ended December 31, 2020 compared with the prior-year period primarily due to higher property values.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $33 million higher for the year ended December 31, 2020 compared to the prior-year period, primarily due to higher market returns in 2019.

All other income and expenses, net. All other income and expenses, net were $35 million lower for the year ended December 31, 2020 compared to the prior-year period primarily due to the current year CCT and APS Foundation contributions.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $12 million higher for the year ended December 31, 2020 compared to the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $94 million higher for the year ended December 31, 2020 compared with the prior-year period primarily due to higher pre-tax net income and lower amortization of excess deferred taxes, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2020, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.2 billion, and total capitalization was approximately $12.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2020 and 2019 (dollars in millions):

Pinnacle West Consolidated

	2020	2019
Net cash flow provided by operating activities	$967	$957
Net cash flow used for investing activities	(1,278)	(1,131)
Net cash flow provided by financing activities	361	179
Net increase in cash and cash equivalents	$50	$5

Arizona Public Service Company

	2020	2019
Net cash flow provided by operating activities	$929	$1,007
Net cash flow used for investing activities	(1,286)	(1,136)
Net cash flow provided by financing activities	404	133
Net increase in cash and cash equivalents	$47	$4

 Operating Cash Flows

2020 Compared with 2019. Pinnacle West’s consolidated net cash provided by operating activities was $967 million in 2020 compared to $957 million in 2019. The increase of $10 million in net cash provided is primarily due to higher cash receipts from electric revenues, lower payments for operations and maintenance, lower pension contributions, lower customer advances for construction, lower income tax payments and lower other taxes, partially offset by higher fuel and purchased power costs. The difference between APS and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s income tax cash payments to Pinnacle West.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 124% funded as of January 1, 2021 and 117% as of January 1, 2020.  Under accounting principles generally accepted in the United States of America ("GAAP"), the qualified pension plan was 104% funded as of January 1, 2021 and 97% funded as of January 1, 2020. (See Note 8 for additional details). The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2020, $150 million in 2019, and $50 million in 2018.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to $100 million in 2021 and zero thereafter.  With regard to contributions to our other postretirement benefit plan, we did not make a contribution in 2020 and 2019. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. The Company was reimbursed $26 million in 2020, $30 million in 2019, and $72 million in 2018 for prior years retiree medical claims from the other postretirement benefit plan trust assets.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020 through December 31, 2020 that was approximately $18 million. We will pay half of this cash deferral by December 31, 2021 and the remainder by December 31, 2022.

Investing Cash Flows

2020 Compared with 2019. Pinnacle West’s consolidated net cash used for investing activities was $1,278 million in 2020 compared to $1,131 million in 2019. The increase of $147 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2021	2022	2023
APS
Generation:
Clean:
Nuclear Generation	$114	$116	$125
Renewables and Energy Storage Systems (“ESS”) (a)	200	276	281
Other Generation (b)	203	190	187
Distribution	577	556	549
Transmission	185	181	179
Other (c)	221	181	179
Total APS	$1,500	$1,500	$1,500

(a)APS Solar Communities program, energy storage, renewable projects and other clean energy projects
(b)Includes generation environmental projects
(c)Primarily information systems and facilities projects

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

Financing Cash Flows and Liquidity

2020 Compared with 2019. Pinnacle West’s consolidated net cash provided by financing activities was $361 million in 2020 compared to $179 million of net cash provided in 2019, an increase of $182 million in net cash provided.  The increase in net cash provided by financing activities includes $504 million in higher issuances of long-term debt partially offset by higher long-term debt repayments of $315 million, a net increase in short term borrowings of $16 million and higher dividend payments of $21 million.

APS’s consolidated net cash provided by financing activities was $404 million in 2020 compared to $133 million of net cash provided in 2019, an increase of $271 million in net cash provided.  The increase in net cash provided by financing activities includes lower long-term debt repayments of $135 million and $8 million in higher issuances of long-term debt, higher equity infusion of $150 million and higher dividend payments of $21 million.

Significant Financing Activities.  On December 16, 2020, the Pinnacle West Board of Directors declared a dividend of $0.83 per share of common stock, payable on March 1, 2021 to shareholders of record on February 1, 2021. During 2020, Pinnacle West increased its indicated annual dividend from $3.13 per share to $3.32 per share. For the year ended December 31, 2020, Pinnacle West’s total dividends paid per share of common stock were $3.18 per share, which resulted in dividend payments of $351 million.

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

On November 19, 2020, APS reopened its $300 million, 2.6% unsecured senior notes that mature on August 15, 2029, and issued an additional $105 million of 2.6% unsecured senior notes. The aggregate balance of $405 million will mature on August 15, 2029. The net proceeds from the sale, together with funds made available from other sources, were used to redeem, prior to maturity, no later than 20 days after the date that the new notes were issued, (i) the $49.4 million outstanding principal amount of 4.7% City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project), 1994 Series A, and (ii) the $65.75 million outstanding principal amount of 4.7% City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project), 1994 Series B.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

On December 28, 2020, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

Available Credit Facilities. Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures May 4, 2021. Borrowings under the agreement bear interest at Eurodollar Rate plus 1.40% per annum. At December 31, 2020, Pinnacle West had $19 million in outstanding borrowings under the agreement.

At December 31, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At December 31, 2020, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $150 million of commercial paper borrowings.

At December 31, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2020, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding and no commercial paper borrowings. See “Financial Assurances” in Note 11 for a discussion of APS’s other outstanding letters of credit.

Other Financing Matters.  See Note 16 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2020, the ratio was approximately 54% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 23, 2021 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Senior unsecured	A3	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Negative	Stable	Negative

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Negative	Stable	Negative

Off-Balance Sheet Arrangements

See Note 18 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2020 (dollars in millions):

	2021	2022- 2023	2024- 2025	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$227	$452	$985	$8,796	$10,460
Pinnacle West	7	14	510	—	531
Total long-term debt payments, including interest	234	466	1,495	8,796	10,991
Short-term debt payments, including interest (b)	169	—	—	—	169
Fuel and purchased power commitments (c)	657	1,243	1,134	5,264	8,298
Renewable energy credits (d)	35	61	53	105	254
Purchase obligations (e)	115	60	22	185	382
Coal reclamation	16	35	39	69	159
Nuclear decommissioning funding requirements	2	4	4	48	58
Noncontrolling interests (f)	23	46	32	127	228
Operating lease payments (g)	14	20	11	37	82
Total contractual commitments	$1,265	$1,935	$2,790	$14,631	$20,621
(a)The long-term debt matures at various dates through 2050 and bears interest principally at fixed rates.  Interest on variable-rate long-term debt is determined by using average rates at December 31, 2020 (see Note 7).
(b)See Note 6 for further details.
(c)Our fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation (see Notes 4 and 11).
(d)Contracts to purchase renewable energy credits in compliance with the RES (see Note 4).
(e)These contractual obligations include commitments for capital expenditures and other obligations.
(f)Payments to the noncontrolling interests relate to the Palo Verde sale leaseback (see Note 18).
(g)Commitments relating to purchased power lease contracts are included within the fuel and purchased power commitments line above (see Note 9).

This table excludes $46 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain.  In January 2021, approximately $391 million of new fuel and purchased power commitments have been executed, primarily relating to periods after 2025 (see Note 9). Estimated minimum required pension contributions are zero for 2021, 2022 and 2023 (see Note 8).

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings, except for pension benefits, which would be charged to OCI and result in lower future earnings.  Management judgments also include assessing the impact of potential ACC or FERC Commission-ordered refunds to customers on regulatory liabilities. We had $1,426 million of regulatory assets and $2,679 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2020.

See Notes 1 and 4 for more information.

Pensions and Other Postretirement Benefit Accounting

Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit assets, liabilities and expense can have a significant impact on our earnings and financial position.  The most relevant actuarial assumptions are the discount rate used to measure our liability and net periodic cost, the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term, the mortality assumptions, and the assumed healthcare cost trend rates.  We review these assumptions on an annual basis and adjust them as necessary.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2020 reported pension assets and liability on the Consolidated Balance Sheets and our 2020 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Plans	Impact on Pension Expense
Discount rate:
Increase 1%	$(429)	$(12)
Decrease 1%	522	12
Expected long-term rate of return on plan assets:
Increase 1%	—	(23)
Decrease 1%	—	23
(a)Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2020 other postretirement benefit obligation and our 2020 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Plans	Impact on Other Postretirement Benefit Expense
Discount rate:
Increase 1%	$(77)	$(1)
Decrease 1%	98	4
Healthcare cost trend rate (b):
Increase 1%	86	8
Decrease 1%	(70)	(4)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(5)
Decrease 1%	—	5
(a)Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.
(b)This assumes a 1% change in the initial and ultimate healthcare cost trend rate.

See Note 8 for further details about our pension and other postretirement benefit plans.

Fair Value Measurements

We account for derivative instruments, investments held in our nuclear decommissioning trusts fund, investments held in our other special use funds, certain cash equivalents, and plan assets held in our retirement and other benefit plans at fair value on a recurring basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use inputs, or assumptions that market participants would use, to determine fair market value. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The significance of a particular input determines how the instrument is classified in a fair value hierarchy.  The determination of fair value sometimes requires subjective and complex judgment.  Our assessment of the inputs and the significance of a particular input to fair value measurement may affect the valuation of the instruments and their placement within a fair value hierarchy.  Actual results could differ from our estimates of fair value.  See Note 1 for a discussion of accounting policies and Note 13 for fair value measurement disclosures.

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

AROs as of December 31, 2020 are described further in Note 12.

OTHER ACCOUNTING MATTERS

On January 1, 2020, we adopted ASU 2016-13, and related amendments, pertaining to the measurement of credit losses on financial instruments. In 2020, we also adopted ASU 2018-14, related to defined benefit plan disclosures. (See Note 3 for additional information related to new accounting standards.)

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

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2020 and 2019.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2020 and 2019 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2020	Rates	Amount	Rates	Amount	Rates	Amount
2021	0.40%	$169	—	$—	—	$—
2022	—	—	—	—	—	—
2023	—	—	—	—	—	—
2024	—	—	—	—	3.35%	250
2025	—	—	—	—	1.99%	800
Years thereafter	—	—	0.18%	36	3.95%	5,280
Total		$169		$36		$6,330
Fair value		$169		$36		$7,577

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2019	Rates	Amount	Rates	Amount	Rates	Amount
2020	2.06%	$115	2.16%	$350	2.23%	$450
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
2023	—	—	—	—	—	—
2024	—	—	—	—	3.78%	365
Years thereafter	—	—	1.54%	36	4.12%	4,475
Total		$115		$386		$5,290
Fair value		$115		$386		$5,808

The tables below present contractual balances of APS’s long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2020 and 2019.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2020 and 2019 (dollars in millions):

APS — Consolidated

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2020	Rates	Amount	Rates	Amount
2021	—	$—	—	$—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	3.35%	250
2025	—	—	3.15%	300
Years thereafter	0.18%	36	3.95%	5,280
Total		$36		$5,830
Fair value		$36		$7,068

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2019	Rates	Amount	Rates	Amount
2020	2.12%	$200	2.20%	$150
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	3.78%	365
Years thereafter	1.54%	36	4.12%	4,475
Total		$236		$4,990
Fair value		$236		$5,508

Commodity Price Risk

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity and natural gas.  Our risk management committee, consisting of officers and key management personnel, oversees company-wide energy risk management activities to ensure compliance with our stated energy risk management policies.  We manage risks associated with these market fluctuations by utilizing various commodity instruments that may qualify as derivatives, including futures, forwards, options and swaps.  As part of our risk management program, we use such instruments to hedge purchases and sales of electricity and natural gas.  The changes in market value of such contracts have a high correlation to price changes in the hedged commodities.

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	December 31, 2020	December 31, 2019
Mark-to-market of net positions at beginning of year	$(71)	$(58)
Decrease (Increase) in regulatory asset	57	(15)
Recognized in OCI:
Mark-to-market losses realized during the period	1	2
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(13)	$(71)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2020 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  (See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.)

Source of Fair Value	2021	2022	2023	2024	2025	Total fair value
Observable prices provided by other external sources	$(2)	$(3)	$(5)	$(2)	$—	$(12)
Prices based on unobservable inputs	(1)	—	—	—	—	(1)
Total by maturity	$(3)	$(3)	$(5)	$(2)	$—	$(13)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets (dollars in millions):

	December 31, 2020 Gain (Loss)		December 31, 2019 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$4	$(4)	$—	$—
Natural gas	49	(49)	55	(55)
Total	$53	$(53)	$55	$(55)

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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  (See Note 16 for a discussion of our credit valuation adjustment policy.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

See “Market and Credit Risks” in Item 7 above for a discussion of quantitative and qualitative disclosures about market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.  The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pinnacle West Capital Corporation
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Accounting — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 4 to the Financial Statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the ACC included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs of recently completed plant and costs deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to regulatory accounting, specifically the impact of rate regulation on the financial statements, including the balances recorded and regulatory developments.
•We read relevant regulatory rate orders issued by the ACC for APS and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory assets and liabilities for completeness.
•We read management’s preliminary rate filings submitted and testimony given to the ACC regarding the 2019 Retail Rate Case filed in October 2019, and monitored activity by intervenors, the ACC and its staff and other testimony, as well as the Company’s rebuttal. The filing is still under review with the ACC. We read the filing and related testimony to assess the likelihood of recovery in future rates or of a future reduction in rates based on the information available as of our report date.

•We evaluated management’s assessment of the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities based on applicable regulatory orders or precedents set by the ACC under similar circumstances. For certain regulatory assets or liabilities where management’s assessment is based on precedents established by the ACC under similar circumstances and not specifically addressed in a regulatory order, we also obtained a letter from internal legal counsel regarding their assessment. We read the minutes of the Boards of Directors of the Company for discussions of changes in legal, regulatory, or business factors which could impact management’s assessment.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 24, 2021

We have served as the Company’s auditor since 1932.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

OPERATING REVENUES (NOTE 2)	$3,586,982	$3,471,209	$3,691,247
OPERATING EXPENSES
Fuel and purchased power	993,419	1,042,237	1,076,116
Operations and maintenance	958,910	941,616	1,036,744
Depreciation and amortization	614,378	590,929	582,354
Taxes other than income taxes	224,835	218,579	212,849
Other expenses	7,288	5,888	9,497
Total	2,798,830	2,799,249	2,917,560
OPERATING INCOME	788,152	671,960	773,687
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	33,776	31,431	52,319
Pension and other postretirement non-service credits - net (Note 8)	56,341	22,989	49,791
Other income (Note 17)	56,703	50,263	24,896
Other expense (Note 17)	(57,776)	(17,880)	(17,966)
Total	89,044	86,803	109,040
INTEREST EXPENSE
Interest charges	247,501	235,251	243,465
Allowance for borrowed funds used during construction (Note 1)	(18,530)	(18,528)	(25,180)
Total	228,971	216,723	218,285
INCOME BEFORE INCOME TAXES	648,225	542,040	664,442
INCOME TAXES (Note 5)	78,173	(15,773)	133,902
NET INCOME	570,052	557,813	530,540
Less: Net income attributable to noncontrolling interests (Note 18)	19,493	19,493	19,493
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$550,559	$538,320	$511,047

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,666	112,443	112,129
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,942	112,758	112,550

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$4.89	$4.79	$4.56
Net income attributable to common shareholders — diluted	$4.87	$4.77	$4.54

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018

NET INCOME	$570,052	$557,813	$530,540

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $662, $0, and $(78)	(2,089)	—	(78)
Reclassification of net realized gain, net of tax expense of $171, $375, and $473 (Note 16)	592	1,137	1,527
Pension and other postretirement benefits activity, net of tax benefit (expense) of $1,371, $3,452, and $(1,585) (Note 8)	(4,203)	(10,525)	4,397
Total other comprehensive income (loss)	(5,700)	(9,388)	5,846

COMPREHENSIVE INCOME	564,352	548,425	536,386
Less: Comprehensive income attributable to noncontrolling interests	19,493	19,493	19,493

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$544,859	$528,932	$516,893

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,968	$10,283
Customer and other receivables	313,576	266,426
Accrued unbilled revenues	132,197	128,165
Allowance for doubtful accounts	(19,782)	(8,171)
Materials and supplies (at average cost)	314,745	331,091
Fossil fuel (at average cost)	19,552	14,829
Income tax receivable (Note 5)	6,792	21,727
Assets from risk management activities (Note 16)	2,931	515
Deferred fuel and purchased power regulatory asset (Note 4)	175,835	70,137
Other regulatory assets (Note 4)	115,878	133,070
Other current assets	76,627	61,958
Total current assets	1,198,319	1,030,030
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 13 and 19)	1,138,435	1,010,775
Other special use funds (Notes 13 and 19)	254,509	245,095
Other assets	92,922	96,953
Total investments and other assets	1,485,866	1,352,823
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 7 and 10)
Plant in service and held for future use	20,837,885	19,836,292
Accumulated depreciation and amortization	(7,110,310)	(6,637,857)
Net	13,727,575	13,198,435
Construction work in progress	937,384	808,133
Palo Verde sale leaseback, net of accumulated depreciation of $253,014 and $249,144 (Note 18)	98,036	101,906
Intangible assets, net of accumulated amortization of $698,500 and $647,276	282,570	290,564
Nuclear fuel, net of accumulated amortization of $137,207 and $137,330	113,645	123,500
Total property, plant and equipment	15,159,210	14,522,538
DEFERRED DEBITS
Regulatory assets (Notes 1, 4 and 5)	1,133,987	1,304,073
Operating lease right-of-use assets (Note 9)	505,064	145,813
Assets for pension and other postretirement benefits (Note 8)	502,992	90,570
Other	34,983	33,400
Total deferred debits	2,177,026	1,573,856
TOTAL ASSETS	$20,020,421	$18,479,247

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$318,585	$346,448
Accrued taxes	159,551	144,899
Accrued interest	56,962	53,534
Common dividends payable	93,531	87,982
Short-term borrowings (Note 6)	169,000	114,675
Current maturities of long-term debt (Note 7)	—	800,000
Customer deposits	48,340	64,908
Liabilities from risk management activities (Note 16)	7,557	38,946
Liabilities for asset retirements (Note 12)	15,586	11,025
Operating lease liabilities (Note 9)	74,785	12,713
Regulatory liabilities (Note 4)	229,088	234,912
Other current liabilities	187,448	168,323
Total current liabilities	1,360,433	2,078,365
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 7)	6,314,266	4,832,558
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 5)	2,135,403	1,992,339
Regulatory liabilities (Notes 1, 4, 5 and 8)	2,450,169	2,267,835
Liabilities for asset retirements (Note 12)	689,497	646,193
Liabilities for pension benefits (Note 8)	166,484	280,185
Liabilities from risk management activities (Note 16)	11,062	33,186
Customer advances	221,032	215,330
Coal mine reclamation	170,097	165,695
Deferred investment tax credit	191,372	196,468
Unrecognized tax benefits (Note 5)	5,834	6,189
Operating lease liabilities (Note 9)	361,336	51,872
Other	190,643	159,844
Total deferred credits and other	6,592,929	6,015,136
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,760,051 and 112,540,126 issued at respective dates	2,677,482	2,659,561
Treasury stock at cost; 72,006 shares at end of 2020 and 103,546 shares at end of 2019	(6,289)	(9,427)
Total common stock	2,671,193	2,650,134
Retained earnings	3,025,106	2,837,610
Accumulated other comprehensive loss (Note 20)	(62,796)	(57,096)
Total shareholders’ equity	5,633,503	5,430,648
Noncontrolling interests (Note 18)	119,290	122,540
Total equity	5,752,793	5,553,188
TOTAL LIABILITIES AND EQUITY	$20,020,421	$18,479,247
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$570,052	$557,813	$530,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	686,253	664,140	650,955
Deferred fuel and purchased power	(93,651)	(82,481)	(78,277)
Deferred fuel and purchased power amortization	(12,047)	49,508	116,750
Allowance for equity funds used during construction	(33,776)	(31,431)	(52,319)
Deferred income taxes	69,469	(1,479)	117,355
Deferred investment tax credit	(5,096)	(3,938)	(5,170)
Stock compensation	18,292	18,376	19,547
Changes in current assets and liabilities:
Customer and other receivables	(18,191)	(12,789)	37,530
Accrued unbilled revenues	(4,032)	9,005	(24,736)
Materials, supplies and fossil fuel	11,623	(51,826)	(6,103)
Income tax receivable	14,935	(21,727)	—
Other current assets	(30,640)	(3,507)	33,844
Accounts payable	(6,059)	50,641	(14,602)
Accrued taxes	14,652	(9,920)	6,597
Other current liabilities	22,520	(84,651)	28,174
Change in margin and collateral accounts — assets	404	(247)	143
Change in margin and collateral accounts — liabilities	100	(125)	(2,211)
Change in unrecognized tax benefits	2,220	2,704	(1,235)
Change in long-term regulatory liabilities	13,017	124,221	(109,284)
Change in other long-term assets	(67,453)	(82,895)	78,604
Change in other long-term liabilities	(186,227)	(132,666)	(48,958)
Net cash flow provided by operating activities	966,365	956,726	1,277,144
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,326,584)	(1,191,447)	(1,178,169)
Contributions in aid of construction	62,503	70,693	27,716
Allowance for borrowed funds used during construction	(18,530)	(18,528)	(25,180)
Proceeds from nuclear decommissioning trust sales and other special use funds	819,518	719,034	653,033
Investment in nuclear decommissioning trust and other special use funds	(822,608)	(722,181)	(672,165)
Other	7,883	11,452	1,941
Net cash flow used for investing activities	(1,277,818)	(1,130,977)	(1,192,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,596,672	1,092,188	445,245
Repayment of long-term debt	(915,150)	(600,000)	(182,000)
Short-term borrowings and (repayments) — net	73,325	54,275	(7,000)
Short-term debt borrowings under revolving credit facility	751,690	49,000	45,000
Short-term debt repayments under revolving credit facility	(770,690)	(65,000)	(57,000)
Dividends paid on common stock	(350,577)	(329,643)	(308,892)
Common stock equity issuance and purchases — net	(1,389)	692	(5,055)
Distributions to noncontrolling interests	(22,743)	(22,744)	(22,744)
Net cash flow provided by (used for) financing activities	361,138	178,768	(92,446)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,685	4,517	(8,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,283	5,766	13,892
CASH AND CASH EQUIVALENTS AT END OF YEAR	$59,968	$10,283	$5,766
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730

Net income		—		—	511,047	—	19,493	530,540
Other comprehensive income		—		—	—	5,846	—	5,846
Dividends on common stock ($2.87 per share)		—		—	(320,927)	—	—	(320,927)
Issuance of common stock	343,726	19,460		—	—	—	—	19,460
Purchase of treasury stock (a)		—	(129,903)	(10,338)	—	—	—	(10,338)
Reissuance of treasury stock for stock-based compensation and other		—	136,231	11,137	—	—	—	11,137
Capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Reclassification of income tax effects related to new tax reform (b)		—		—	8,552	(8,552)	—	—
Balance, December 31, 2018	112,159,896	2,634,265	(58,135)	(4,825)	2,641,183	(47,708)	125,790	5,348,705

Net income		—		—	538,320	—	19,493	557,813
Other comprehensive loss		—		—	—	(9,388)	—	(9,388)
Dividends on common stock ($3.04 per share)		—		—	(341,893)	—	—	(341,893)
Issuance of common stock	380,230	25,296		—	—	—	—	25,296
Purchase of treasury stock (a)		—	(121,493)	(11,202)	—	—	—	(11,202)
Reissuance of treasury stock for stock-based compensation and other		—	76,082	6,600	—	—	—	6,600
Capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2019	112,540,126	2,659,561	(103,546)	(9,427)	2,837,610	(57,096)	122,540	5,553,188

Net income		—		—	550,559	—	19,493	570,052
Other comprehensive loss		—		—	—	(5,700)	—	(5,700)
Dividends on common stock ($3.23 per share)		—		—	(363,063)	—	—	(363,063)
Issuance of common stock	219,925	17,921		—	—	—	—	17,921
Purchase of treasury stock (a)		—	(81,256)	(7,181)	—	—	—	(7,181)
Reissuance of treasury stock for stock-based compensation and other		—	112,796	10,319	—	—	—	10,319
Capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2020	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.  The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Accounting – Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Arizona Corporation Commission (the “ACC”), which has jurisdiction with respect to the rates charged by public service utilities in Arizona. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment; regulatory assets and liabilities; operating revenues; fuel and purchased power; operations and maintenance expense; and depreciation expense.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the ACC included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs of recently completed plant and costs deferred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to regulatory accounting, specifically the impact of rate regulation on the financial statements, including the balances recorded and regulatory developments.
•We read relevant regulatory rate orders issued by the ACC for the Company and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory assets and liabilities for completeness.
•We read management’s preliminary rate filings submitted and testimony given to the ACC regarding the 2019 Retail Rate Case filed in October 2019, and monitored activity by intervenors, the ACC and its staff and other testimony, as well as the Company’s rebuttal. The filing is still under review with the ACC. We read the filing and related testimony to assess the likelihood of recovery in future rates or of a future reduction in rates based on the information available as of our report date.

•We evaluated management’s assessment of the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities based on applicable regulatory orders or precedents set by the ACC under similar circumstances. For certain regulatory assets or liabilities where management’s assessment is based on precedents established by the ACC under similar circumstances and not specifically addressed in a regulatory order, we also obtained a letter from internal legal counsel regarding their assessment. We read the minutes of the Boards of Directors of the Company for discussions of changes in legal, regulatory, or business factors which could impact management’s assessment.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 24, 2021

We have served as the Company’s auditor since 1932.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018

OPERATING REVENUES (NOTE 2)	$3,586,982	$3,471,209	$3,688,342

OPERATING EXPENSES
Fuel and purchased power	993,419	1,042,237	1,094,020
Operations and maintenance	945,181	926,716	969,227
Depreciation and amortization	614,293	590,844	580,694
Taxes other than income taxes	224,790	218,540	212,136
Other expense	7,288	5,888	2,497
Total	2,784,971	2,784,225	2,858,574
OPERATING INCOME	802,011	686,984	829,768
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	33,776	31,431	52,319
Pension and other postretirement non-service credits - net (Note 8)	57,359	24,529	51,242
Other income (Note 17)	51,755	46,884	22,746
Other expense (Note 17)	(53,694)	(12,990)	(15,292)
Total	89,196	89,854	111,015
INTEREST EXPENSE
Interest charges	233,452	220,174	231,391
Allowance for borrowed funds used during construction (Note 1)	(18,530)	(18,528)	(25,180)
Total	214,922	201,646	206,211
INCOME BEFORE INCOME TAXES	676,285	575,192	734,572
INCOME TAXES (Note 5)	88,764	(9,572)	144,814
NET INCOME	587,521	584,764	589,758
Less: Net income attributable to noncontrolling interests (Note 18)	19,493	19,493	19,493
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$568,028	$565,271	$570,265

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018

NET INCOME	$587,521	$584,764	$589,758

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $(18), $0, and $(78)	(18)	—	(78)
Reclassification of net realized gain, net of tax expense of $171, $375, and $473 (Note 16)	592	1,137	1,527
Pension and other postretirement benefits activity, net of tax benefit (expense) of $1,955, $3,136, and $(1,159) (Note 8)	(5,970)	(9,552)	3,465
Total other comprehensive income (loss)	(5,396)	(8,415)	4,914

COMPREHENSIVE INCOME	582,125	576,349	594,672
Less: Comprehensive income attributable to noncontrolling interests	19,493	19,493	19,493

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$562,632	$556,856	$575,179

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 7 and 10)
Plant in service and held for future use	$20,834,424	$19,832,805
Accumulated depreciation and amortization	(7,107,058)	(6,634,597)
Net	13,727,366	13,198,208
Construction work in progress	937,384	808,133
Palo Verde sale leaseback, net of accumulated depreciation of $253,014 and $249,144 (Note 18)	98,036	101,906
Intangible assets, net of accumulated amortization of $697,366 and $646,142	282,415	290,409
Nuclear fuel, net of accumulated amortization of $137,207 and $137,330	113,645	123,500
Total property, plant and equipment	15,158,846	14,522,156
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 13 and 19)	1,138,435	1,010,775
Other special use funds (Notes 13 and 19)	254,509	245,095
Other assets	46,010	43,781
Total investments and other assets	1,438,954	1,299,651
CURRENT ASSETS
Cash and cash equivalents	57,310	10,169
Customer and other receivables	312,644	255,479
Accrued unbilled revenues	132,197	128,165
Allowance for doubtful accounts	(19,782)	(8,171)
Materials and supplies (at average cost)	314,745	331,091
Fossil fuel (at average cost)	19,552	14,829
Income tax receivable (Note 5)	—	7,313
Assets from risk management activities (Note 16)	2,931	515
Deferred fuel and purchased power regulatory asset (Note 4)	175,835	70,137
Other regulatory assets (Note 4)	115,878	133,070
Other current assets	47,593	38,895
Total current assets	1,158,903	981,492
DEFERRED DEBITS
Regulatory assets (Notes 1, 4, and 5)	1,133,987	1,304,073
Operating lease right-of-use assets (Note 9)	503,475	144,024
Assets for pension and other postretirement benefits (Note 8)	495,673	86,736
Other	34,413	32,591
Total deferred debits	2,167,548	1,567,424
TOTAL ASSETS	$19,924,251	$18,370,723

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,871,696	2,721,696
Retained earnings	3,216,955	3,011,927
Accumulated other comprehensive loss (Note 20)	(40,918)	(35,522)
Total shareholder equity	6,225,895	5,876,263
Noncontrolling interests (Note 18)	119,290	122,540
Total equity	6,345,185	5,998,803
Long-term debt less current maturities (Note 7)	5,817,945	4,833,133
Total capitalization	12,163,130	10,831,936
CURRENT LIABILITIES
Current maturities of long-term debt (Note 7)	—	350,000
Accounts payable	311,699	338,006
Accrued taxes	148,970	136,328
Accrued interest	56,322	52,619
Common dividends payable	93,500	88,000
Customer deposits	48,340	64,908
Liabilities from risk management activities (Note 16)	7,557	38,946
Liabilities for asset retirements (Note 12)	15,586	11,025
Operating lease liabilities (Note 9)	74,695	12,549
Regulatory liabilities (Note 4)	229,088	234,912
Other current liabilities	190,420	164,736
Total current liabilities	1,176,177	1,492,029
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 5)	2,143,673	2,033,096
Regulatory liabilities (Notes 1, 4, 5 and 8)	2,450,169	2,267,835
Liabilities for asset retirements (Note 12)	689,497	646,193
Liabilities for pension benefits (Note 8)	148,943	262,243
Liabilities from risk management activities (Note 16)	11,062	33,186
Customer advances	221,032	215,330
Coal mine reclamation	170,097	165,695
Deferred investment tax credit	191,372	196,468
Unrecognized tax benefits (Note 5)	39,410	40,188
Operating lease liabilities (Note 9)	359,653	50,092
Other	160,036	136,432
Total deferred credits and other	6,584,944	6,046,758
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
TOTAL LIABILITIES AND EQUITY	$19,924,251	$18,370,723
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$587,521	$584,764	$589,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	686,168	664,055	649,295
Deferred fuel and purchased power	(93,651)	(82,481)	(78,277)
Deferred fuel and purchased power amortization	(12,047)	49,508	116,750
Allowance for equity funds used during construction	(33,776)	(31,431)	(52,319)
Deferred income taxes	36,462	48,367	59,927
Deferred investment tax credit	(5,096)	(3,938)	(5,170)
Changes in current assets and liabilities:
Customer and other receivables	(28,206)	(12,075)	35,406
Accrued unbilled revenues	(4,032)	9,005	(24,736)
Materials, supplies and fossil fuel	11,623	(51,826)	(6,206)
Income tax receivable	7,313	(7,313)	—
Other current assets	(24,669)	(1,461)	31,707
Accounts payable	(4,503)	53,258	(15,608)
Accrued taxes	12,642	(40,029)	19,008
Other current liabilities	29,587	(82,138)	25,070
Change in margin and collateral accounts — assets	404	(247)	143
Change in margin and collateral accounts — liabilities	100	(125)	(2,211)
Change in unrecognized tax benefits	2,220	2,704	(1,235)
Change in long-term regulatory liabilities	13,017	124,221	(109,284)
Change in other long-term assets	(65,139)	(85,725)	77,952
Change in other long-term liabilities	(186,871)	(129,682)	(55,169)
Net cash flow provided by operating activities	929,067	1,007,411	1,254,801
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,326,584)	(1,191,447)	(1,169,061)
Contributions in aid of construction	62,503	70,693	27,716
Allowance for borrowed funds used during construction	(18,530)	(18,528)	(25,180)
Proceeds from nuclear decommissioning trust sales and other special use funds	819,518	719,034	653,033
Investment in nuclear decommissioning trust and other special use funds	(822,608)	(722,181)	(672,165)
Other	(554)	6,336	(1,789)
Net cash flow used for investing activities	(1,286,255)	(1,136,093)	(1,187,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,099,722	1,092,188	295,245
Repayment of long-term debt	(465,150)	(600,000)	(182,000)
Short-term debt borrowings under revolving credit facility	540,000	—	25,000
Short-term debt repayments under revolving credit facility	(540,000)	—	(25,000)
Dividends paid on common stock	(357,500)	(336,300)	(316,000)
Equity infusion from Pinnacle West	150,000	—	150,000
Noncontrolling interests	(22,743)	(22,744)	(22,744)
Net cash flow provided by (used for) financing activities	404,329	133,144	(75,499)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,141	4,462	(8,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,169	5,707	13,851
CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,310	$10,169	$5,707

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2017	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	570,265	—	19,493	589,758
Other comprehensive income		—	—	—	4,914	—	4,914
Dividends on common stock		—	—	(321,001)	—	—	(321,001)
Reclassifications of income tax effects related to new tax reform (a)		—	—	5,038	(5,038)	—	—
Capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2018	71,264,947	178,162	2,721,696	2,788,256	(27,107)	125,790	5,786,797

Net income		—	—	565,271	—	19,493	584,764
Other comprehensive loss		—	—	—	(8,415)	—	(8,415)
Dividends on common stock		—	—	(341,600)	—	—	(341,600)
Capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2019	71,264,947	178,162	2,721,696	3,011,927	(35,522)	122,540	5,998,803

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	568,028	—	19,493	587,521
Other comprehensive loss		—	—	—	(5,396)	—	(5,396)
Dividends on common stock		—	—	(363,000)	—	—	(363,000)
Capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2020	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185

(a)In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Pinnacle West is a holding company that conducts business through its subsidiaries, APS, El Dorado, BCE and 4CA. APS, our wholly-owned subsidiary, is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.  APS accounts for essentially all of our revenues and earnings, and is expected to continue to do so.  El Dorado is an investment firm. BCE is a subsidiary that was formed in 2014 that focuses on growth opportunities that leverage the Company’s core expertise in the electric energy industry. 4CA is a subsidiary that was formed in 2016 as a result of the purchase of El Paso’s 7% interest in Four Corners. (See Note 11 for more information on 4CA matters.)

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries:  APS, El Dorado, BCE and 4CA. APS’s Consolidated Financial Statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

We consolidate VIEs for which we are the primary beneficiary.  We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE.  In performing our primary beneficiary analysis, we consider all relevant facts and circumstances, including the design and activities of the VIE, the terms of the contracts the VIE has entered into, and which parties participated significantly in the design or redesign of the entity.  We continually evaluate our primary beneficiary conclusions to determine if changes have occurred which would impact our primary beneficiary assessments.  We have determined that APS is the primary beneficiary of certain VIE lessor trusts relating to the Palo Verde sale leaseback, and therefore APS consolidates these entities. (See Note 18 for additional information.)

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

Revenues from our regulated retail customers and non-derivative instruments are reported on a gross basis on Pinnacle West’s Consolidated Statements of Income. In the electricity business, some contracts to purchase electricity are netted against other contracts to sell electricity. This is called a “book-out” and usually occurs for contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow. We net these book-outs, which reduces both wholesale revenues and fuel and purchased power costs.

Some of our cost recovery mechanisms are alternative revenue programs.  For alternative revenue programs that meet specified accounting criteria, we recognize revenues when the specific events permitting billing of the additional revenues have been completed.

See Notes 2 and 4 for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance includes a write-off component that is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success. (See Note 2.)

Property, Plant and Equipment

Utility plant is the term we use to describe the business property and equipment that supports electric service, consisting primarily of generation, transmission and distribution facilities.  We report utility plant at its original cost, which includes:
•material and labor;
•contractor costs;
•capitalized leases;
•construction overhead costs (where applicable); and
•allowance for funds used during construction.

Pinnacle West’s property, plant and equipment included in the December 31, 2020 and 2019 Consolidated Balance Sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2020	2019
Generation	$9,199,012	$8,916,872
Transmission	3,290,477	3,095,907
Distribution	7,107,007	6,690,697
General plant	1,241,389	1,132,816
Plant in service and held for future use	20,837,885	19,836,292
Accumulated depreciation and amortization	(7,110,310)	(6,637,857)
Net	13,727,575	13,198,435
Construction work in progress	937,384	808,133
Palo Verde sale leaseback, net of accumulated depreciation	98,036	101,906
Intangible assets, net of accumulated amortization	282,570	290,564
Nuclear fuel, net of accumulated amortization	113,645	123,500
Total property, plant and equipment	$15,159,210	$14,522,538

Property, plant and equipment balances and classes for APS are not materially different than Pinnacle West.

We expense the costs of plant outages, major maintenance and routine maintenance as incurred.  We charge retired utility plant to accumulated depreciation.  Liabilities associated with the retirement of tangible long-lived assets are recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets.  Accretion of the liability due to the passage of time is an operating expense, and the capitalized cost is depreciated over the useful life of the long-lived asset.  (See Note 12 for additional information.)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS records a regulatory liability for the excess that has been recovered in regulated rates over the amount calculated in accordance with guidance on accounting for asset retirement obligations.  APS believes it is probable it will recover in regulated rates, the costs calculated in accordance with this accounting guidance.

We record depreciation and amortization on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2020 were as follows:
•Fossil plant — 17 years;
•Nuclear plant — 20 years;
•Other generation — 20 years;
•Transmission — 38 years;
•Distribution — 34 years; and
•General plant — 7 years.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $553 million in 2020, $522 million in 2019, and $486 million in 2018. For the years 2018 through 2020, the depreciation rates ranged from a low of 0.18% to a high of 32.43%.  The weighted-average depreciation rate was 2.84% in 2020, 2.81% in 2019, and 2.81% in 2018.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFUDC was calculated by using a composite rate of 6.72% for 2020, 6.98% for 2019, and 7.03% for 2018.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020 through February 28, 2021.  The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in 2020 but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements.

Materials and Supplies

APS values materials, supplies and fossil fuel inventory using a weighted-average cost method.  APS materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered.

Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, investments held in the nuclear decommissioning trust and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefits plans. Due to the short-term nature of short-term borrowings, the carrying values of these instruments approximate fair value.  Fair value measurements may also be applied on a nonrecurring basis to other assets and liabilities in certain circumstances such as impairments.  We also disclose fair value information for our long-term debt, which is carried at amortized cost. (See Note 7 for additional information.)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment.  Actual results could differ from the results estimated through application of these methods.

See Note 13 for additional information about fair value measurements.

Derivative Accounting

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and in interest rates.  We manage risks associated with market volatility by utilizing various physical and financial instruments including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and natural gas.  The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.  We also enter into derivative instruments for economic hedging purposes.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power expenses in our Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

We account for our derivative contracts in accordance with derivatives and hedging guidance, which requires all derivatives not qualifying for a scope exception to be measured at fair value on the balance sheet as either assets or liabilities.  Transactions with counterparties that have master netting arrangements are reported net on the balance sheet.  (See Note 16 for additional information about our derivative instruments.)

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

Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan for the employees of Pinnacle West and its subsidiaries, in addition to a non-qualified pension plan.  We also sponsor another postretirement benefit plan for the employees of Pinnacle West and its subsidiaries that provides medical and life insurance benefits to retired employees.  Pension and other postretirement benefit expense are determined by actuarial valuations, based on assumptions that are evaluated annually.  (See Note 8 for additional information on pension and other postretirement benefits.)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS $0.001 per kWh of nuclear generation through May 2014, at which point the DOE reduced the fee to zero.  In accordance with a settlement agreement with the DOE in August 2014 for interim storage, we now accrue a receivable and an offsetting regulatory liability through the settlement period ending December of 2022. (See Note 11 for information on spent nuclear fuel disposal costs.)

Income Taxes

Income taxes are provided using the asset and liability approach prescribed by guidance relating to accounting for income taxes and are based on currently enacted tax rates.  We file our federal income tax return on a consolidated basis, and we file our state income tax returns on a consolidated or unitary basis.  In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each first-tier subsidiary as though each first-tier subsidiary filed a separate income tax return.  Any difference between that method and the consolidated (and unitary) income tax liability is attributed to the parent company.  The income tax accounts reflect the tax and interest associated with management’s estimate of the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement for all known and measurable tax exposures. (See Note 5 for additional discussion.)

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid investments with a remaining maturity of three months or less at acquisition.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2020	2019	2018
Cash paid (received) during the period for:
Income taxes, net of refunds	$(3,019)	$12,535	$21,173
Interest, net of amounts capitalized	216,951	218,664	208,479
Significant non-cash investing and financing activities:
Accrued capital expenditures	$113,502	$141,297	$132,620
Dividends declared but not paid	93,531	87,982	82,675
Sale of 4CA 7% interest in Four Corners	—	—	68,907

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental APS cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2020	2019	2018
Cash paid (received) during the period for:
Income taxes, net of refunds	$41,176	$(15,042)	$77,942
Interest, net of amounts capitalized	206,328	204,261	196,419
Significant non-cash investing and financing activities:
Accrued capital expenditures	$113,502	$141,297	$132,620
Dividends declared but not paid	93,500	88,000	82,700

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS’s software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $70 million in 2020, $66 million in 2019, and $68 million in 2018.  Estimated amortization expense on existing intangible assets over the next five years is $68 million in 2021, $56 million in 2022, $48 million in 2023, $33 million in 2024, and $25 million in 2025.  At December 31, 2020, the weighted-average remaining amortization period for intangible assets was 7 years.

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

Our investments in the nuclear decommissioning trusts, coal reclamation escrow accounts and active union employee medical account, are accounted for in accordance with guidance on accounting for investments in debt and equity securities. (See Notes 13 and 19 for more information on these investments.)

Leases

We determine if an agreement is a lease at contract inception. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To control the use of an identified asset an entity must have both a right to obtain substantially all of the benefits from the use of the asset and the right to direct the use of the asset. If we determine an agreement is a lease, and we are the lessee, we recognize a right-of-use lease asset and a lease liability at the lease commencement date. Lease liabilities are recognized based on the present value

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the fixed lease payments over the lease term. To present value lease liabilities we use the implicit rate in the lease if the information is readily available, otherwise we use our incremental borrowing rate determined at lease commencement. Our incremental borrowing rate is based on the rate of interest we would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When measuring right-of-use assets and lease liabilities we exclude variable lease payments, other than those that depend on an index or rate or are in-substance fixed payments. For short-term leases with terms of 12 months or less, we do not recognize a right-of-use lease asset or lease liability. We recognize operating lease expense using a straight-line pattern over the periods of use.

APS enters into purchased power contracts that may contain leases. This occurs when a purchased power agreement designates a specific power plant, APS obtains substantially all of the economic benefits from the use of the plant and has the right to direct the use of the plant. Lease costs relating to purchased power lease contracts are reported in fuel and purchased power on the Consolidated Statements of Income, and are subject to recovery under the PSA or RES (see Note 4). We also may enter into lease agreements related to vehicles, office space, land, and other equipment. (See Note 9 for information on our lease agreements.)

Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution. All other segment activities are insignificant.

Preferred Stock

At December 31, 2020, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50 and $100 par values, none of which was outstanding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2020		2019	2018
Retail Electric Service
Residential	$1,929,178	(a)	$1,761,122	$1,867,370
Non-Residential	1,486,098		1,509,514	1,628,891
Wholesale Energy Sales	93,345		121,805	109,198
Transmission Services for Others	65,859		62,460	60,261
Other Sources	12,502		16,308	25,527
Total Operating Revenues	$3,586,982		$3,471,209	$3,691,247

(a) Residential revenues for the year ended December 31, 2020 reflect a $24 million reduction related to the Arizona Attorney General matter. (See Note 11).

Retail Electric Revenue. Pinnacle West’s retail electric revenue is generated by our wholly owned regulated subsidiary APS’s sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 15 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

Wholesale Energy Sales and Transmission Services for Others. Revenues from wholesale energy sales and transmission services for others represent energy and transmission sales to wholesale customers. These activities primarily consist of managing fuel and purchased power risks in connection with the cost of serving our retail customers’ energy requirements. We may also sell into the wholesale markets generation that is not needed for APS’s retail load. Our wholesale activities and tariff rates are regulated by FERC.

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the year ended December 31, 2020, 2019 and 2018 were $3,533 million, $3,415 million and $3,644 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the year ended December 31, 2020, 2019 and 2018, our revenues that do not qualify as revenue from contracts with customers were $54 million, $56 million and $47 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. (See Note 4 for a discussion of our regulatory cost recovery mechanisms.)

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

Allowance for Doubtful Accounts

On March 13, 2020, due to the COVID-19 pandemic we voluntarily suspended disconnections of customers for nonpayment. The suspension of customer disconnections was extended from March 13, 2020 through December 31, 2020. Our disconnection policies are also impacted by the Summer Disconnection Moratorium. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and certain customers with past due balances were placed on eight-month payment arrangements. These circumstances and the on-going COVID-19 pandemic have impacted our allowance for doubtful accounts including our write-off factor. We continue to monitor the impacts of COVID-19, our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor and allowance for doubtful accounts. (See Note 1 for our accounting policies on allowance for doubtful accounts. See Note 4 for additional discussion on the COVID-19 pandemic and the Summer Disconnection Moratorium.)

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts all of which primarily relates to APS (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Allowance for doubtful accounts, balance at beginning of period	$8,171	$4,069	$2,513
Bad debt expense	20,633	11,819	10,870
Actual write-offs	(9,022)	(7,717)	(9,314)
Allowance for doubtful accounts, balance at end of period	$19,782	$8,171	$4,069

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    New Accounting Standards

Standards Adopted in 2020

ASU 2016-13, Financial Instruments: Measurement of Credit Losses

In June 2016, a new accounting standard was issued that amends the measurement of credit losses on certain financial instruments. The new standard requires entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables and other financial instruments. Since the issuance of the new standard, various guidance has been issued that amends the new standard, including clarifications of certain aspects of the standard and targeted transition relief, among other changes. The new standard and related amendments were effective for us on January 1, 2020, and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We adopted the standard on January 1, 2020 using primarily the modified retrospective approach. While the adoption of this guidance changed our process and methodology for determining credit losses and resulted in additional disclosures, these changes did not have a material impact on our financial statements. (See Note 2 for allowance for doubtful accounts related credit loss disclosures.)

ASU 2018-14, Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, a new accounting standard was issued that amends certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that are no longer considered beneficial, clarifies specific disclosure requirements and adds new disclosure requirements relating to defined benefit plans. The new standard is effective for fiscal years ending after December 15, 2020. We adopted and implemented the standard on a retrospective basis in our financial statements for the year ended December 31, 2020. While the adoption of this guidance modified the disclosure requirements relating to defined benefit plans, these changes did not have a material impact on our financial statements. (See Note 8 for Retirement Plans and Other Postretirement Benefits disclosure.)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS waived all late payment fees during this suspension period.  On September 14, 2020, APS extended this suspension of disconnection of customers for nonpayment and waiver of late payment fees until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic. The Summer Disconnection Moratorium (see below for discussion of the Summer Disconnection Moratorium), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events resulted in a negative impact to its 2020 operating results of approximately $23 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. Additionally, due to COVID-19, APS delayed the reset of the EIS adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 and also delayed the reset of the PSA to the first billing cycle of April 2021 rather than February 2021 (see below for discussion of EIS, TEAM Phase II and PSA).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. As of December 31, 2020, APS had refunded approximately $43 million to customers. The additional $7 million over the approved amount of $36 million was the result of the kWh credit being based on historic consumption, which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings (see below for discussion of the DSM Adjustor Charge).

APS has spent more than $15 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic, with $12.4 million of these dollars directly committed to bill assistance programs (the “COVID Customer Support Fund”). The COVID Customer Support Fund was comprised of a series of voluntary commitments of funds that are not recoverable through rates throughout 2020 of approximately $8.8 million. An additional $3.6 million in bill credits for limited income customers was ordered by the ACC in December 2020 of which 50%, up to a maximum of $2.5 million, was committed to be funds that are not recoverable through rates with the remaining being deferred for potential future recovery in rates. Included in the COVID Customer Support Fund were programs that assisted customers that had a delinquency of two or more months with a one-time credit of $100, an expanded credit of $300 for limited income customers, programs to assist extra small and small non-residential customers with a one-time credit of $1,000, and other targeted programs allocated to assist with other COVID-19 needs in support of utility bill assistance. The December 2020 ACC order further assisted delinquent limited income customers with an additional bill credit of up to $250 or their delinquent balance, whichever was less. As of December 31, 2020, APS had distributed all funds for all COVID Customer Support Fund programs combined. Beyond the COVID Customer Support Fund, APS

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has also provided $2.7 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

2019 Retail Rate Case Filing with the Arizona Corporation Commission

In accordance with the requirements of the 2019 rate review order described below, APS filed an application with the ACC on October 31, 2019 seeking an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners selective catalytic reduction (“SCR”) project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS’s application were:
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
•a rate of $0.030168 per kWh for the portion of APS’s retail base rates attributable to fuel and purchased power costs (“Base Fuel Rate”);
•authorization to defer until APS’s next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes after the date the rate application is adjudicated;
•a number of proposed rate and program changes for residential customers, including:
▪a super off-peak period during the winter months for APS’s time-of-use with demand rates;
▪additional $1.25 million in funding for APS’s limited-income crisis bill program; and
▪a flat bill/subscription rate pilot program;
•proposed rate design changes for commercial customers, including an experimental program designed to provide access to market pricing for up to 200 MW of medium and large commercial customers;
•recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project (see discussion below of the 2017 Settlement Agreement); and
•continued recovery of the remaining investment and other costs related to the retirement and closure of the Navajo Plant (see “Navajo Plant” below).

APS requested that the increase become effective December 1, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC in this rate case. The ACC Staff recommends, among other things, a (i) $89.7 million revenue increase, (ii) average annual customer bill increase of 2.7%, (iii) return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommends, among other things, a (i) $20.8 million revenue decrease, (ii) average annual customer bill decrease of 0.63%, (iii) return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, a (i) $169 million revenue increase, (ii) average annual bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism (“AEM”), to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) a Coal Community Transition (“CCT”) plan related to the closure or future closure of coal-fired generation facilities, of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

The CCT plan includes the following proposed components: (i) $100 million that will be paid over 10 years to the Navajo Nation for a sustainable transition to a post-coal economy, which would be funded by customers, (ii) $1.25 million that will be paid over five years to the Navajo Nation to fund an economic development organization, which would be funds not recoverable through rates, (iii) $10 million to facilitate electrification projects within the Navajo Nation, which would be funded equally by funds not recoverable through rates and by customers, (iv) $2.5 million per year in transmission revenue sharing to be paid to the Navajo Nation beginning after the closure of the Four Corners Power Plant through 2038, which would be funds not recoverable through rates, (v) $12 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, which would primarily be funded by customers, and (vi) $3.7 million that will be paid over five years to the Hopi Tribe related to APS’s ownership interests in the Navajo Generating Station, which would primarily be funded by customers. The commitment of funds that would not be recoverable through rates of $25 million were recognized in our December 31, 2020 financials.

The hearing began January 14, 2021. Unfavorable ACC Staff and intervenor positions and recommendations could have a material impact on APS’s financial statements if ultimately adopted by the ACC. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed a settlement agreement (the “2017 Settlement Agreement”) and filed it with the ACC. The 2017 Settlement Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as an increase of 4.54%).

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
•an expansion of the PSA to include certain environmental chemical costs and third-party energy storage costs;
•a new AZ Sun II program (now known as APS Solar Communities) for utility-owned solar distributed generation (“DG”) with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the RES, to be no less than $10 million per year in capital costs, and not more than $15 million per year in capital costs;
•an increase to the per kWh cap for the environmental improvement surcharge from $0.00016 to $0.00050 and the addition of a balancing account;
•rate design changes, including:
▪a change in the on-peak time of use period from noon-7 p.m. to 3 p.m.-8 p.m. Monday through Friday, excluding holidays;
▪non-grandfathered DG customers would be required to select a rate option that has time of use rates and either a new grid access charge or demand component;
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2017, the ACC approved (by a vote of 4-1), the 2017 Settlement Agreement without material modifications.  On August 18, 2017, the ACC issued a final written Opinion and Order reflecting its decision in APS’s general retail rate case (the “2017 Rate Case Decision”), which is subject to requests for rehearing and potential appeal. The new rates went into effect on August 19, 2017.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”). The Complaint was later amended alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable. The ACC held a hearing on this matter, and the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. On July 3, 2019, the Administrative Law Judge issued an amendment to the Recommended Opinion and Order that incorporated the requirements of the rate review of the 2017 Rate Case Decision (see below discussion regarding the rate review). On July 10, 2019, the ACC adopted the Administrative Law Judge’s amended Recommended Opinion and Order along with several ACC Commissioner amendments and an amendment incorporating the results of the rate review and resolved the Complaint.

See “Rate Plan Comparison Tool and Investigation” below for information regarding a review and investigation pertaining to the rate plan comparison tool offered to APS customers and other related issues.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below for discussion on cost recovery mechanisms), including more effective ways to educate customers on rate plans and to reduce energy usage.

APS filed its rate case on October 31, 2019 (see “2019 Retail Rate Case Filing with the Arizona Corporation Commission” above for more information). APS does not believe that the implementation of the other key provisions of the amended order regarding the rate review will have a material impact on its financial position, results of operations or cash flows.

On May 19, 2020, the ACC Staff filed a third-party consultant’s report which evaluated the effectiveness of APS’s customer outreach and education program related to the 2017 Rate Case Decision. On May 29, 2020, the Chairman of the ACC filed a letter with the ACC in response to this report and is alleging that APS is out of compliance with the 2017 Rate Case Decision and is over-earning. The Chairman proposed that the current rates should be classified as interim rates and customers held harmless if APS’s activities have caused the rates set in the 2017 Rate Case Decision to not be just and reasonable. Also, on May 29, 2020, a second commissioner filed a letter with the ACC agreeing with the Chairman’s assertions and further asserting that the 2017 Rate Case Decision should be re-opened. On June 18, 2020, at an ACC Open Meeting, the matters raised in these letters were discussed. The ACC did not vote to move forward with any adjustments to APS’s current rates. APS is monitoring this matter, but believes that the proposals are not legal and further that APS has not over-earned. The ACC voted to administratively close this docket on November 4, 2020.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. On September 23, 2020, the ACC approved the 2020 RES Implementation Plan including a waiver of the residential distributed energy requirements for the 2020 implementation year. In addition, the ACC approved the implementation of a new pilot program that incentivizes Arizona households to install at-home battery systems. Recovery of the costs associated with the pilot will be addressed in the 2021 DSM Plan.

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2021 contained in the RES rules. In the 2021 RES Implementation Plan, APS requests $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic in 2020. The ACC has not yet ruled on the 2021 RES Implementation Plan.

On July 15, 2020, ACC Staff issued final draft rules which, if approved, would require APS to meet certain clean energy standards, obtain approval for its action plan included in its IRP, and seek cost recovery in a rate process. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” below for more information.

Demand Side Management Adjustor Charge. The ACC EES requires APS to submit a Demand Side Management Implementation Plan (“DSM Plan”) annually for review by and approval of the ACC. Verified energy savings from APS’s resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its LFCR mechanism (see below for discussion of the LFCR).

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

On December 31, 2018, APS filed its 2019 DSM Plan, which requested a budget of $34.1 million and focused on DSM strategies to better meet system and customer needs, such as peak demand reduction, load shifting, storage and electrification strategies.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2019, APS filed its 2020 DSM Plan, which requested a budget of $51.9 million and continued APS’s focus on DSM strategies such as peak demand reduction, load shifting, storage and electrification strategies. The 2020 DSM Plan addressed all components of the pending 2018 and 2019 DSM plans, which enabled the ACC to review the 2020 DSM Plan only. On May 15, 2020, APS filed an amended 2020 DSM Plan to provide assistance to customers experiencing economic impacts of the COVID-19 pandemic. The amended 2020 DSM Plan requested the same budget amount of $51.9 million. On September 23, 2020, the ACC approved the amended 2020 DSM Plan.

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. As of December 31, 2020, APS had refunded approximately $43 million to customers. The additional $7 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings. See “COVID-19 Pandemic” above for more information.

On December 31, 2020, APS filed its 2021 DSM Plan, which requested a budget of $63.7 million and continues APS’s focus on DSM strategies, such as peak demand reduction, load shifting, storage and electrification strategies, as well as enhanced assistance to customers impacted economically by COVID-19. The ACC has not yet ruled on the APS 2021 DSM Plan.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs. The PSA is subject to specified parameters and procedures, including the following:

•APS records deferrals for recovery or refund to the extent actual retail fuel and purchased power costs vary from the Base Fuel Rate;
•an adjustment to the PSA rate is made annually each February 1 (unless otherwise approved by the ACC) and goes into effect automatically unless suspended by the ACC;
•the PSA uses a forward-looking estimate of fuel and purchased power costs to set the annual PSA rate, which is reconciled to actual costs experienced for each PSA Year (February 1 through January 31) (see the following bullet point);
•the PSA rate includes (a) a “Forward Component,” under which APS recovers or refunds differences between expected fuel and purchased power costs for the upcoming calendar year and those embedded in the Base Fuel Rate; (b) a “Historical Component,” under which differences between actual fuel and purchased power costs and those recovered or refunded through the combination of the Base Fuel Rate and the Forward Component are recovered during the next PSA Year; and (c) a “Transition Component,” under which APS may seek mid-year PSA changes due to large variances between actual fuel and purchased power costs and the combination of the Base Fuel Rate and the Forward Component; and
•the PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2020 and 2019 (dollars in thousands):

	Twelve Months Ended December 31,
	2020	2019
Beginning balance	$70,137	$37,164
Deferred fuel and purchased power costs — current period	93,651	82,481
Amounts refunded/(charged) to customers	12,047	(49,508)
Ending balance	$175,835	$70,137

The PSA rate for the PSA year beginning February 1, 2019 was $0.001658 per kWh, as compared to the $0.004555 per kWh for the prior year. This rate was comprised of a forward component of $0.000536 per kWh and a historical component of $0.001122 per kWh. This represented a $0.002897 per kWh decrease compared to 2018. These rates went into effect as filed on February 1, 2019.

On November 27, 2019, APS filed its PSA rate for the PSA year beginning February 1, 2020. That rate was $(0.000456) per kWh and consisted of a forward component of $(0.002086) per kWh and a historical component of $0.001630 per kWh. The 2020 PSA rate is a $0.002115 per kWh decrease compared to the 2019 PSA year. These rates went into effect as filed on February 1, 2020.

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh and consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase compared to the 2020 PSA year. These rates were to be effective on February 1, 2021 but APS delayed the effectiveness of these rates until the first billing cycle of April 2021.

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA. On December 29, 2020, the ACC Staff filed its report and recommended the storage costs be included in the PSA once the systems are in-service. On January 12, 2021, the ACC approved this application.

Environmental Improvement Surcharge (“EIS”). The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 for qualified environmental improvements made during the prior calendar year, and the new charge becomes effective April 1 unless suspended by the ACC.  There is an overall cap of $0.0005 per kWh (approximately $13 million to 14 million per year).  APS’s February 1, 2021 application requested an increase in the charge to $10.3 million, or $1.5 million over the charge in effect for the 2020-2021 rate effective year.

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters. In July 2008, FERC approved a modification to APS’s Open Access Transmission Tariff to allow APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the settlement agreement entered into in 2012 regarding APS’s rate case (“2012 Settlement Agreement”), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

Effective June 1, 2018, APS’s annual wholesale transmission rates for all users of its transmission system decreased by approximately $22.7 million for the twelve-month period beginning June 1, 2018 in accordance with the FERC-approved formula.  Of this amount, retail customer rates decreased by approximately $26.9 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2018.

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

Effective June 1, 2020, APS’s annual wholesale transmission rates for all users of its transmission system decreased by approximately $6.1 million for the twelve-month period beginning June 1, 2020 in accordance with the FERC-approved formula.  Of this amount, retail customer rates decreased by approximately $10.9 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2020.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

On February 15, 2018, APS filed its 2018 annual LFCR adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million. On February 6, 2019, the ACC approved the 2018 annual LFCR adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). On July 10, 2019, the ACC approved APS’s 2019 LFCR adjustment as filed, effective with the next billing cycle of July 2019. On February 14, 2020, APS filed its 2020 annual LFCR adjustment, requesting that effective May 1, 2020, the annual LFCR recovery amount be reduced to $26.6 million (a $9.6 million decrease from previous levels). On April 14, 2020, the ACC approved the 2020 LFCR adjustment as filed, effective with the first billing cycle in May 2020. On February 15, 2021, APS filed its 2021 annual LFCR adjustment, requesting that effective May 1, 2021, the annual LFCR recovery amount be increased to $38.5 million (an $11.8 million increase from previous levels).

Tax Expense Adjustor Mechanism.  As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC that addressed the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and reduced rates by $119.1 million annually through an equal cents per kWh credit (“TEAM Phase I”).  On February 22, 2018, the ACC approved the reduction of rates through an equal cents per kWh credit. The rate reduction was effective for the first billing cycle in March 2018.

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

On August 13, 2018, APS filed a second request with the ACC that addressed the return of an additional $86.5 million in tax savings to customers related to the amortization of non-depreciation related excess deferred taxes previously collected from customers (“TEAM Phase II”). The ACC approved this request on March 13, 2019, effective the first billing cycle in April 2019 through the last billing cycle in March 2020. On March 19, 2020, due to the COVID-19 pandemic, APS delayed the discontinuation of TEAM Phase II until the first billing cycle in May 2020.  Amounts credited to customers after the last billing cycle in March 2020 will be recorded as a part of the balancing account and will be addressed for recovery as part of APS’s 2019 retail rate case. Both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5 year period consistent with IRS normalization rules (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million which was credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through December 31, 2020. On November 20, 2020, APS filed an application to continue the TEAM Phase III monthly bill credit through the earlier of December 31, 2021, or at the conclusion of APS’s 2019 pending rate case. On December 9, 2020, the ACC approved this request. Both the timing of the reduction in revenues refunded through the TEAM Phase III monthly bill credit and the offsetting income tax benefit are recognized based upon APS’s seasonal kWh sales pattern.

Net Metering

APS’s 2017 Rate Case Decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a RCP methodology, a method that is based on the most recent five-year rolling average price that APS pays for utility-scale solar projects, while a forecasted avoided cost methodology is being developed.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS’s subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

In addition, the ACC made the following determinations:

•customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to September 1, 2017, based on APS’s 2017 Rate Case Decision, will be grandfathered for a period of 20 years from the date the customer’s interconnection application was accepted by the utility;
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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflected the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2018. APS filed its request for a third-year export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020. This price reflects the 10% annual reduction discussed above. On

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2020, the ACC approved the annual reduction of the export energy price but voted to delay the effectiveness of the reduction in export prices until October 1, 2021. APS’s export energy price will remain at 10.5 cents per kWh until October 1, 2021.

On January 23, 2017, The Alliance for Solar Choice (“TASC”) sought rehearing of the ACC’s decision regarding the value and cost of DG. TASC asserted that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. TASC filed a Notice of Appeal in the Arizona Court of Appeals and filed a Complaint and Statutory Appeal in the Maricopa County Superior Court on March 10, 2017. As part of the 2017 Settlement Agreement described above, TASC agreed to withdraw these appeals when the ACC decision implementing the 2017 Settlement Agreement is no longer subject to appellate review.

See “2016 Retail Rate Case Filing with the Arizona Corporation Commission” above for information regarding an ACC order in connection with the rate review of the 2017 Rate Case Decision requiring APS to provide grandfathered net metering customers on legacy demand rates with an opportunity to switch to another legacy rate to enable such customers to benefit from legacy net metering rates.

Subpoena from Former Arizona Corporation Commissioner Robert Burns

On August 25, 2016, then-Commissioner Robert Burns, individually and not by action of the ACC as a whole, served subpoenas in APS’s then current retail rate proceeding on APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively to stay APS’s obligations to comply with the subpoenas and decline to decide APS’s motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC Staff.  As part of this docket, Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Burns’ suit against APS and Pinnacle West. In response to the motion to dismiss, the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

court stayed the suit and ordered Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel.

On August 4, 2017, Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Burns’ amended complaint. On March 6, 2018, Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Burns filed his second amended complaint, and all defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019.

On February 13, 2019, Burns filed a notice of appeal. On July 12, 2019, Burns filed his opening brief in the Arizona Court of Appeals. APS filed its answering brief on October 21, 2019. The Arizona Court of Appeals originally granted the request for oral argument; however, on March 31, 2020, the court vacated the date scheduled for oral argument given the COVID-19 pandemic.  The court determined that the matter could be submitted without oral argument and has taken the matter under advisement and will issue a decision without oral argument.

Burns’ position as an ACC commissioner ended on January 4, 2021. Nevertheless, Burns filed a motion with the Court of Appeals arguing that the appeal was not mooted by this fact and the court should decide the matter. Both APS and the ACC filed responses opposing the motion and asserting that the matter is moot. Pinnacle West and APS cannot predict the outcome of this matter.

Information Requests from Arizona Corporation Commissioners

On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS also received and responded to various follow-on requests from ACC Commissioners on these matters. Pinnacle West and APS cannot predict the outcome of these matters. The Company’s CEO, Mr. Guldner, appeared at the ACC’s January 14, 2020 Open Meeting regarding ACC Commissioners’ questions about political spending.  Mr. Guldner committed to the ACC that during his tenure, Pinnacle West and APS, and any of their affiliated companies, will not participate in ACC campaign elections through financial contributions or in-kind contributions.

Energy Modernization Plan

On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plan

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“IRP”) process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics.

On April 25, 2019, the ACC Staff issued an initial set of draft energy rules and held various workshops to incorporate feedback from stakeholders and ACC Commissioners from April 2019 through July 2020. At the March 11-12, 2020 workshop, the ACC Staff committed to filing a final draft of proposed rules by July 2020. On July 30, 2020, the ACC Staff issued final draft energy rules which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear is defined as a clean energy resource. The proposed rules also require 50% of retail energy served be renewable by the end of 2035. A new energy efficiency standard was not included in the proposed rules. APS would be required to obtain approval of its action plan included in its IRP and seek recovery of prudently incurred costs in a rate process. If approved by the ACC Commissioners, the rules would require utilities to file a Clean Energy Implementation Plan and Energy Efficiency Report as part of their IRP every three years beginning in 2023. In addition, the ACC Staff proposed changing the IRP planning horizon from 15 years to 10 years.

The ACC has discussed the final draft energy rules at several different meetings in 2020. On October 14, 2020, the ACC passed one amendment to ACC Staff’s final draft energy rules that will require electric utilities to obtain 35% of peak load (as measured in 2020) by 2030 from DSM resources, including traditional energy efficiency, demand response and other programs aimed at reducing energy usage, peak demand management and load shifting. This standard aligns with the proposed rules’ three-year resource planning cycle and allows recovery of costs through existing mechanisms until the ACC issues a decision in a future rate proceeding. On October 29, 2020, the ACC approved an amendment that will require electric utilities to reduce their carbon emissions over 2016-2018 levels by 50% by 2032; 75% by 2040; and 100% by 2050. The ACC also approved an amendment that will require utilities to install energy storage systems with an aggregate capacity equal to 5% of each utility’s 2020 peak demand by 2035, of which 40% must be derived from customer-owned or customer-leased distributed storage. Another approved amendment modifies the resource planning process, including requirements for the ACC to approve a utility’s load forecast and resource plan, and for a utility to perform an all-source request for information to guide its resource plan. On November 13, 2020, the ACC approved a final draft energy rules package, and additional procedural steps in the rulemaking process are required to be completed before the rules may take effect. APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRP’s from April 1, 2020 to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. The ACC has taken no

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

action on APS’s IRP. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Public Utility Regulatory Policies Act

Under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), qualifying facilities are provided the right to sell energy and/or capacity to utilities and are granted relief from certain regulatory burdens. On December 17, 2019, the ACC mandated a minimum contract length of 18 years for qualifying facilities over 100 kW in Arizona, and established that the rate paid to qualifying facilities must be based on the long-term avoided cost. “Avoided cost” is generally defined as the price at which the utility could purchase or produce the same amount of power from sources other than the qualifying facility on a long-term basis. During calendar year 2020, APS entered into two 18-year power purchase agreements with qualified facilities, each for 80 MW solar facilities. These agreements are pending ACC approval.

On July 16, 2020, FERC issued a final rule revising FERC’s regulations implementing PURPA. The final rule went into effect on December 31, 2020. APS is evaluating how the revised regulations may impact its operations.

Residential Electric Utility Customer Service Disconnections

On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills. On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period June 1 through October 15 (“Summer Disconnection Moratorium”). During the Summer Disconnection Moratorium, APS could not charge late fees and interest on amounts that were past due from customers. Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts. In accordance with the emergency rules, APS began putting delinquent customers on a mandatory four-month payment plan beginning on October 16, 2019. Although the emergency rules expired in December 2019, the Summer Disconnection Moratorium will remain in effect through utility tariffs for 2021 and beyond until the ACC adopts permanent rules or determines otherwise.

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

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020. On September 14, 2020, APS extended this suspension of disconnection of customers for nonpayment until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were placed automatically on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. The Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense associated with both events resulted in a negative impact to its 2020 operating results of  approximately $23 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. See “COVID-19 Pandemic” above for more information.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. The ACC held a workshop on February 25-26, 2020 on further consideration and discussion of the retail electric competition rules. During a July 15, 2020 ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC Commissioners are continuing to explore the retail electric competition rules. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Rate Plan Comparison Tool and Investigation

On November 14, 2019, APS learned that its rate plan comparison tool was not functioning as intended due to an integration error between the tool and APS’s meter data management system. APS immediately removed the tool from its website and notified the ACC. The purpose of the tool was to provide customers with a rate plan recommendation based upon historical usage data. Upon investigation, APS determined that the error may have affected rate plan recommendations to customers between February 4, 2019 and November 14, 2019. By the middle of May 2020, APS provided refunds to approximately 13,000 potentially impacted customers equal to the difference between what they paid for electricity and the amount they would have paid had they selected their most economical rate, as applicable, and a $25 payment for any inconvenience that the customer may have experienced. The refunds and payment for inconvenience being provided did not have a material impact on APS’s financial statements. APS developed a new tool for comparing customers’ rate plan options.  APS had an independent third party verify that the new rate comparison tool works correctly.  In February 2020, APS launched the new online rate comparison tool, which is now available for its customers. The ACC hired an outside consultant to evaluate the extent of the error and the overall effectiveness of the tool. On August 20, 2020, ACC Staff filed the outside consultant’s report on APS’s rate comparison tool. The report concluded APS’s new rate comparison tool is working as intended. The report also identified a small population of additional customers that may have been affected by the error and APS has provided refunds and the $25 inconvenience payment to approximately 3,800 additional customers. These additional refunds and payment for inconvenience did not have a material impact on APS’s financial statements. On September 28, 2020, the ACC discussed this report but did not take any action. APS cannot predict if any action will be taken by the ACC at this time.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement results in APS paying $24.75 million, $24 million of which is being returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

Four Corners SCR Cost Recovery

On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff’s recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter.  APS included the costs for the SCR project in the retail rate base in its 2019 Retail Rate Case filing with the ACC. On March 18, 2020, the ACC agreed to take administrative notice to include in the pending rate case portions of the record in this prior proceeding that are relevant to the SCRs. APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table below).

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of Cholla and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020. Cholla Unit 4 was retired on December 24, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($57 million as of December 31, 2020), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.
Navajo Plant
The Navajo Plant ceased operations in November 2019. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allows for decommissioning activities to begin after the plant ceased operations.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($72 million as of December 31, 2020) plus a return on the net book value as well as other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset ($18 million as of December 31, 2020). APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS’s remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

S		December 31, 2020		December 31, 2019
	Amortization Through	Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$469,953	$—	$660,223
Deferred fuel and purchased power (b) (c)	2021	175,835	—	70,137	—
Income taxes — AFUDC equity	2050	7,169	158,776	6,800	154,974
Retired power plant costs	2033	28,181	114,214	28,182	142,503
Ocotillo deferral	N/A	—	95,723	—	38,144
SCR deferral	N/A	—	81,307	—	52,644
Deferred property taxes	2027	8,569	49,626	8,569	58,196
Lost fixed cost recovery (b)	2021	41,807	—	26,067	—
Deferred compensation	2036	—	36,195	—	36,464
Four Corners cost deferral	2024	8,077	24,075	8,077	32,152
Income taxes — investment tax credit basis adjustment	2049	1,113	24,291	1,098	24,981
Palo Verde VIEs (Note 18)	2046	—	21,255	—	20,635
Coal reclamation	2026	1,068	16,999	1,546	17,688
Deferred fuel and purchased power — mark-to-market (Note 16)	2024	3,341	9,244	36,887	33,185
Loss on reacquired debt	2038	1,689	10,877	1,637	12,031
Mead-Phoenix transmission line — contributions in aid of construction	2050	332	9,380	332	9,712
Demand side management (b)	2022	—	7,268	—	—
Tax expense adjustor mechanism (b)	2021	6,226	—	1,612	—
Tax expense of Medicare subsidy	2024	1,235	3,704	1,235	4,940
PSA interest	2021	4,355	—	1,917	—
TCA balancing account (b)	2021	—	—	6,324	2,885
Other	Various	2,716	1,100	2,787	2,716
Total regulatory assets (d)		$291,713	$1,133,987	$203,207	$1,304,073
(a)This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  (See Note 8 for further discussion.)
(b)See “Cost Recovery Mechanisms” discussion above.
(c)Subject to a carrying charge.
(d)There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.”

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

		December 31, 2020		December 31, 2019
	Amortization Through	Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$41,330	$1,012,583	$59,918	$1,054,053
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	7,240	229,147	6,302	237,357
Asset retirement obligations	2057	—	506,049	—	418,423
Other postretirement benefits	(d)	37,705	349,588	37,575	139,634
Removal costs	(c)	52,844	103,008	47,356	136,072
Income taxes — change in rates	2050	2,839	66,553	2,797	68,265
Four Corners coal reclamation	2038	5,460	49,435	1,059	51,704
Spent nuclear fuel	2027	6,768	44,221	6,676	51,019
Income taxes — deferred investment tax credit	2049	2,231	48,648	2,202	50,034
Renewable energy standard (b)	2021	39,442	103	39,287	10,300
Sundance maintenance	2031	2,989	11,508	5,698	11,319
Property tax deferral	N/A	—	13,856	—	7,046
Demand side management (b)	2021	10,819	—	15,024	24,146
FERC transmission true up	2022	6,598	3,008	1,045	2,004
TCA balancing account (b)	2022	2,902	4,672	—	—
Tax expense adjustor mechanism (b) (e)	2021	7,089	—	7,018	—
Active union medical trust	N/A	—	6,057	—	2,041
Deferred gains on utility property	2022	2,423	1,544	2,423	4,163
Other	Various	409	189	532	255
Total regulatory liabilities		$229,088	$2,450,169	$234,912	$2,267,835

(a)For purposes of presentation on the Statement of Cash Flows, amortization of the regulatory liabilities for excess deferred income taxes are reflected as “Deferred income taxes” under Cash Flows From Operating Activities.
(b)See “Cost Recovery Mechanisms” discussion above.
(c)In accordance with regulatory accounting, APS accrues removal costs for its regulated assets, even if there is no legal obligation for removal.
(d)See Note 8.
(e)Pursuant to Decision 77852, the ACC has authorized APS to return to customers up to $7 million of liability recorded to the TEAM balancing account through December 31, 2021. Should new base rates become effective prior to December 31, 2021, any remaining unreturned balance is anticipated to be included in the new base rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal income tax laws require the amortization of a majority of this net regulatory liability over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company’s proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. The Company recorded $14 million and $57 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities in 2020 and 2019, respectively. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. The Company recorded $31 million and $62 million of income tax benefit related to amortization of these depreciation related liabilities in 2020 and 2019, respectively. (See Note 4 for more details.)

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

In September 2020, U.S. Treasury issued final regulations, which clarify bonus depreciation transition rules under the Tax Act for property placed in service by regulated public utilities after December 31, 2017. The final regulations provide that certain regulated public utility property which was under construction prior to September 28, 2017 and placed in service between January 1, 2018 and December 31, 2020 continues to be eligible for bonus depreciation under the rules and bonus depreciation phase-downs in effect prior to enactment of the Tax Act. These final regulations do not materially impact any tax position taken by the Company for property which was under construction prior to September 28, 2017 and placed in service between January 1, 2018 and December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with regulatory requirements, APS ITCs are deferred and are amortized over the life of the related property with such amortization applied as a credit to reduce current income tax expense in the Statements of Income.

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. (See Note 18 for additional details related to the Palo Verde sale leaseback VIEs.)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2020	2019	2018	2020	2019	2018
Total unrecognized tax benefits, January 1	$43,435	$40,731	$41,966	$43,435	$40,731	$41,966
Additions for tax positions of the current year	3,418	3,373	3,436	3,418	3,373	3,436
Additions for tax positions of prior years	1,431	1,843	2,696	1,431	1,843	2,696
Reductions for tax positions of prior years for:
Changes in judgment	(1,965)	(2,078)	(1,764)	(1,965)	(2,078)	(1,764)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	(664)	(434)	(5,603)	(664)	(434)	(5,603)
Total unrecognized tax benefits, December 31	$45,655	$43,435	$40,731	$45,655	$43,435	$40,731

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2020	2019	2018	2020	2019	2018
Tax positions, that if recognized, would decrease our effective tax rate	$25,714	$22,813	$19,504	$25,714	$22,813	$19,504

As of the balance sheet date, the tax year ended December 31, 2017 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2016.

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2020	2019	2018	2020	2019	2018
Unrecognized tax benefit interest expense/(benefit) recognized	$266	$459	$(780)	$266	$459	$(780)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2020	2019	2018	2020	2019	2018
Unrecognized tax benefit interest accrued	$1,855	$1,589	$1,130	$1,855	$1,589	$1,130
Additionally, as of December 31, 2020, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.
The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Current:
Federal	$11,869	$(13,551)	$18,375	$57,299	$(54,697)	$88,180
State	1,932	3,195	3,342	99	695	1,877
Total current	13,801	(10,356)	21,717	57,398	(54,002)	90,057
Deferred:
Federal	53,398	(14,982)	94,721	15,122	29,321	32,436
State	10,974	9,565	17,464	16,244	15,109	22,321
Total deferred	64,372	(5,417)	112,185	31,366	44,430	54,757
Income tax expense/(benefit)	$78,173	$(15,773)	$133,902	$88,764	$(9,572)	$144,814
The following chart compares pretax income at the 21% statutory federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Federal income tax expense at statutory rate	$136,127	$113,828	$139,533	$142,020	$120,790	$154,260
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	19,146	18,599	23,115	20,124	19,267	24,531
State income tax credits net of federal income tax benefit	(8,951)	(8,519)	(6,704)	(7,213)	(6,781)	(5,440)
Nondeductible expenditures associated with ballot initiative	—	—	7,879	—	—	—
Stock compensation	34	(2,252)	(1,804)	183	(1,054)	(780)
Excess deferred income taxes — Tax Cuts and Jobs Act	(50,543)	(124,082)	(6,725)	(50,543)	(124,082)	(4,715)
Allowance for equity funds used during construction (see Note 1)	(2,747)	(2,476)	(7,231)	(2,747)	(2,476)	(7,231)
Palo Verde VIE noncontrolling interest (see Note 18)	(4,094)	(4,094)	(4,094)	(4,094)	(4,094)	(4,094)
Investment tax credit amortization	(7,510)	(6,851)	(6,742)	(7,510)	(6,851)	(6,742)
Other	(3,289)	74	(3,325)	(1,456)	(4,291)	(4,975)
Income tax expense/(benefit)	$78,173	$(15,773)	$133,902	$88,764	$(9,572)	$144,814

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2020	2019	2020	2019
DEFERRED TAX ASSETS
Risk management activities	$4,287	$17,552	$4,287	$17,552
Regulatory liabilities:
Excess deferred income taxes — Tax Cuts and Jobs Act	319,091	335,877	319,091	335,877
Asset retirement obligation and removal costs	157,470	143,011	157,470	143,011
Unamortized investment tax credits	50,879	52,236	50,879	52,236
Other postretirement benefits	95,778	43,841	95,778	43,841
Other	43,551	52,382	43,551	52,382
Operating lease liabilities	107,853	15,497	107,414	15,497
Pension liabilities	45,853	73,210	40,168	67,976
Coal reclamation liabilities	42,065	40,837	42,065	40,837
Renewable energy incentives	25,355	28,066	25,355	28,066
Credit and loss carryforwards	26,460	54,795	8,034	10,992
Other	78,113	47,605	78,113	55,451
Total deferred tax assets	996,755	904,909	972,205	863,718
DEFERRED TAX LIABILITIES
Plant-related	(2,489,899)	(2,448,458)	(2,489,899)	(2,448,458)
Risk management activities	(1,174)	(27)	(1,174)	(27)
Pension and other postretirement assets	(123,462)	(21,892)	(122,580)	(21,458)
Other special use funds	(42,927)	(44,507)	(42,927)	(44,507)
Operating lease right-of-use assets	(107,853)	(15,497)	(107,414)	(15,497)
Regulatory assets:
Allowance for equity funds used during construction	(41,038)	(40,023)	(41,038)	(40,023)
Deferred fuel and purchased power	(47,673)	(35,162)	(47,673)	(35,162)
Pension benefits	(116,219)	(163,339)	(116,219)	(163,339)
Retired power plant costs	(35,214)	(42,228)	(35,214)	(42,228)
Other	(106,227)	(82,722)	(106,227)	(82,722)
Other	(20,472)	(3,393)	(5,513)	(3,393)
Total deferred tax liabilities	(3,132,158)	(2,897,248)	(3,115,878)	(2,896,814)
Deferred income taxes — net	$(2,135,403)	$(1,992,339)	$(2,143,673)	$(2,033,096)
As of December 31, 2020, PNW Consolidated deferred tax assets for credit and loss carryforwards relate to federal general business credits of approximately $35 million, which first begin to expire in 2036 and state credit carryforwards net of federal benefit of $33 million, which first begin to expire in 2023. PNW Consolidated credit and loss carryforwards amount above has been reduced by $42 million of unrecognized tax benefits.
As of December 31, 2020, APS Consolidated deferred tax assets for credit and loss carryforwards relate to state credit carryforwards net of federal benefit of $16 million, which first begin to expire in 2024. APS Consolidated credit and loss carryforwards amount above has been reduced by $8 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facilities	$231,000	$1,000,000	$1,231,000	$250,000	$1,000,000	$1,250,000
Outstanding Commercial Paper, Term Loan and Revolving Credit Facility Borrowings	(169,000)	—	(169,000)	(114,675)	—	(114,675)
Amount of Credit Facilities Available	$62,000	$1,000,000	$1,062,000	$135,325	$1,000,000	$1,135,325

Weighted-Average Commitment Fees	0.125%	0.100%		0.125%	0.100%

Pinnacle West

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures May 4, 2021. Borrowings under the agreement bear interest at Eurodollar Rate plus 1.40% per annum. At December 31, 2020, Pinnacle West had $19 million in outstanding borrowings under the agreement.

At December 31, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At December 31, 2020, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $150 million of commercial paper borrowings.

APS

At December 31, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2020, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding or commercial paper borrowings.

See “Financial Assurances” in Note 11 for a discussion of APS’s other outstanding letters of credit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Provisions

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to a sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). (See Note 7 for additional long-term debt provisions.)

7.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2020 and 2019 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2020	2019
APS
Pollution control bonds:
Variable	2029	(b)	$35,975	$35,975
Fixed	2024	4.70%	—	115,150
Total pollution control bonds			35,975	151,125
Senior unsecured notes	2024-2050	2.55%-6.88%	5,830,000	4,875,000
Term loans		(c)	—	200,000
Unamortized discount			(15,900)	(12,434)
Unamortized premium			14,781	7,423
Unamortized debt issuance cost			(46,911)	(37,981)
Total APS long-term debt			5,817,945	5,183,133
Less current maturities			—	350,000
Total APS long-term debt less current maturities			5,817,945	4,833,133
Pinnacle West
Senior unsecured notes	2025	1.3%	500,000	300,000
Term loan		(d)	—	150,000
Unamortized discount			(44)	(57)
Unamortized debt issuance cost			(3,635)	(518)
Total Pinnacle West long-term debt			496,321	449,425
Less current maturities			—	450,000
Total Pinnacle West long-term debt less current maturities			496,321	(575)
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$6,314,266	$4,832,558
(a)    This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)    The weighted-average rate for the variable rate pollution control bonds was 0.18% at December 31, 2020 and 1.54% at December 31, 2019.
(c)    The weighted-average interest rate was 2.12% at December 31, 2019. This term loan was repaid on May 26, 2020. See additional details below.
(d)    The weighted-average interest rate was 2.20% at December 31, 2019. This term loan was repaid on June 19, 2020. See additional details below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Consolidated Pinnacle West	Consolidated APS
2021	$—	$—
2022	—	—
2023	—	—
2024	250,000	250,000
2025	800,000	300,000
Thereafter	5,315,975	5,315,975
Total	$6,365,975	$5,865,975

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$496,321	$509,050	$449,425	$450,822
APS	5,817,945	7,103,791	5,183,133	5,743,570
Total	$6,314,266	$7,612,841	$5,632,558	$6,194,392

Credit Facilities and Debt Issuances

Pinnacle West
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

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

APS

On January 15, 2020, APS repaid at maturity the remaining $150 million of the $250 million aggregate principal amount of its 2.2% senior notes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 19, 2020, APS reopened its $300 million, 2.6% unsecured senior notes that mature on August 15, 2029, and issued an additional $105 million of 2.6% unsecured senior notes. The aggregate balance of $405 million will mature on August 15, 2029. The net proceeds from the sale, together with funds made available from other sources, were used to redeem, prior to maturity, no later than 20 days after the date that the new notes were issued, (i) the $49.4 million outstanding principal amount of 4.7% City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project), 1994 Series A, and (ii) the $65.75 million outstanding principal amount of 4.7% City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project), 1994 Series B.

On December 28, 2020, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

See “Lines of Credit and Short-Term Borrowings” in Note 6 and “Financial Assurances” in Note 11 for discussion of APS’s separate outstanding letters of credit.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2020, the ratio was approximately 54% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default, which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s long-term debt authorization from $5.9 billion to $7.5 billion in light of the projected growth of APS and its customer base and the resulting projected financing needs. (See Note 6 for additional short-term debt provisions.)

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

Pinnacle West also sponsors other postretirement benefit plans (Pinnacle West Capital Corporation Group Life and Medical Plan and Pinnacle West Capital Corporation Post-65 Retiree Health Reimbursement Arrangement “HRA”) for the employees of Pinnacle West and its subsidiaries.  These plans provide medical and life insurance benefits to retired employees.  Employees must retire to become eligible for these retirement benefits, which are based on years of service and age.  For the medical insurance plan, retirees make contributions to cover a portion of the plan costs.  For the life insurance plan, retirees do not make contributions.  We retain the right to change or eliminate these benefits.

Pinnacle West uses a December 31 measurement date each year for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement date.  (See Note 13 for further discussion of how fair values are determined.)  Due to subjective and complex judgments, which may be required in determining fair values, actual results could differ from the results estimated through the application of these methods.

Under the HRA, included in the other postretirement benefit plan, the Company provides a subsidy to retirees to defray the cost of a Medicare supplemental policy. In prior years, we had been assuming a 4.75% escalation of these benefits; however, actual escalation has been significantly less than this assumption. Accordingly, during 2020 and for future periods, the escalation assumption was reduced to 2.00% (see weighted-average assumption table below). This escalation factor assumption change, among other factors, resulted in an increase in the over-funded status of the other postretirement benefit plan as of December 31, 2020. As a result, on January 4, 2021, we initiated the transfer of approximately $106 million of investment assets from the other postretirement benefit plan into the Active Union Employee Medical Account Trust. The Active Union Employee Medical Account is an existing trust account that holds investments restricted for paying active union employee medical costs (see Note 19). The transfer of other postretirement benefit plan investment assets into the Active Union Employee Medical Account permits access to approximately $106 million of assets for the sole purpose of paying active union employee medical benefits. This transfer of investment assets into the Active Union Employee Medical Account is consistent with the terms of a similar 2018 transaction.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the changes in the actuarial gains and losses of our pension and postretirement plans is attributable to APS and are recoverable in rates.  Accordingly, these changes are recorded as a regulatory asset or regulatory liability (see Note 4).

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans			Other Benefits Plans
	2020	2019	2018	2020	2019	2018
Service cost-benefits earned during the period	$56,233	$49,902	$56,669	$22,236	$18,369	$21,100
Interest cost on benefit obligation	118,567	136,843	124,689	25,857	29,894	28,147
Expected return on plan assets	(187,443)	(171,884)	(182,853)	(40,077)	(38,412)	(42,082)
Amortization of:
Prior service credit	—	—	—	(37,575)	(37,821)	(37,842)
Net actuarial loss	34,612	42,584	32,082	—	—	—
Net periodic benefit cost/(benefit)	$21,969	$57,445	$30,587	$(29,559)	$(27,970)	$(30,677)
Portion of cost/(benefit) charged to expense	$3,386	$30,312	$10,120	$(20,966)	$(19,859)	$(21,426)

The following table shows the plans’ changes in the benefit obligations and funded status (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at January 1	$3,613,114	$3,190,626	$746,924	$676,771
Service cost	56,233	49,902	22,236	18,369
Interest cost	118,567	136,843	25,857	29,894
Benefit payments	(191,704)	(177,882)	(31,511)	(32,486)
Actuarial (gain) loss	306,657	413,625	(139,472)	54,376
Benefit obligation at December 31	3,902,867	3,613,114	624,034	746,924
Change in Plan Assets
Fair value of plan assets at January 1	3,318,351	2,733,476	837,494	723,677
Actual return on plan assets	642,373	602,030	150,076	144,095
Employer contributions	100,000	150,000	—	—
Benefit payments	(174,180)	(167,155)	(26,405)	(30,278)
Fair value of plan assets at December 31	3,886,544	3,318,351	961,165	837,494
Funded Status at December 31	$(16,323)	$(294,763)	$337,131	$90,570

The following table shows information for pension plans with an accumulated obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2020	2019
Accumulated benefit obligation	171,672	169,091
Fair value of plan assets	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on an accumulated benefit obligation basis at December 31, 2020 and December 31, 2019, therefore the only pension plan with an accumulated benefit obligation in excess of plan assets in 2020 and 2019 is a non-qualified supplemental excess benefit retirement plan.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2020	2019
Projected benefit obligation	182,184	3,613,114
Fair value of plan assets	—	3,318,351

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on a projected benefit obligation basis at December 31, 2020, therefore the only pension plan with a projected benefit obligation in excess of plan assets in 2020 is a non-qualified supplemental excess benefit retirement plan.

The following table shows the amounts recognized on the Consolidated Balance Sheets (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2020	2019	2020	2019
Noncurrent asset	$165,861	$—	$337,131	$90,570
Current liability	(15,700)	(14,578)	—	—
Noncurrent liability	(166,484)	(280,185)	—	—
Net amount recognized	$(16,323)	$(294,763)	$337,131	$90,570

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2020 and 2019 (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2020	2019	2020	2019
Net actuarial loss (gain)	$552,301	$735,186	$(237,233)	$12,238
Prior service credit	—	—	(152,337)	(189,912)
APS’s portion recorded as a regulatory (asset) liability	(469,953)	(660,223)	387,293	177,209
Income tax expense (benefit)	(20,364)	(18,546)	1,018	570
Accumulated other comprehensive loss (gain)	$61,984	$56,417	$(1,259)	$105

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2020	2019	2020	2019	2018
Discount rate – pension plans	2.53%	3.30%	3.30%	4.34%	3.65%
Discount rate – other benefits plans	2.63%	3.42%	3.42%	4.39%	3.71%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets - pension plans	N/A	N/A	5.75%	6.25%	6.05%
Expected long-term return on plan assets - other benefit plans	N/A	N/A	4.85%	5.40%	5.40%
Initial healthcare cost trend rate (pre-65 participants)	6.50%	7.00%	7.00%	7.00%	7.00%
Ultimate healthcare cost trend rate (pre-65 participants)	4.75%	4.75%	4.75%	4.75%	4.75%
Number of years to ultimate trend rate (pre-65 participants)	5	6	5	7	8
Initial and ultimate healthcare cost trend rate (post-65 participants) (a)	2.00%	4.75%	4.75%	4.75%	4.75%
Interest crediting rate – cash balance pension plans	4.50%	4.50%	4.50%	4.50%	4.50%

(a)See discussion above relating to this assumptions impact on benefit obligations and the January 2021 asset transfer to the Active Union Employee Medical Account.

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2021, we are assuming a 5.30% long-term rate of return for pension assets and 5.05% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

government agencies, U.S. Treasury Futures Contracts, and fixed income debt securities issued by corporations.  Long-term fixed income assets may also include interest rate swaps, and other instruments.

Return-generating assets are intended to provide a reasonable long-term rate of investment return with a prudent level of volatility.  Return-generating assets are composed of U.S. equities, international equities, and alternative investments.  International equities include investments in both developed and emerging markets.  Alternative investments may include investments in real estate, private equity and various other strategies.  The plan may also hold investments in return-generating assets by holding securities in partnerships, common and collective trusts and mutual funds.

Based on the IPS, and given the pension plan’s funded status at year-end 2020, the target and actual allocation for the pension plan at December 31, 2020 are as follows:

	Pension Plans
	Target Allocation	Actual Allocation
Long-term fixed income assets	72%	68%
Return-generating assets	28%	32%
Total	100%	100%

The permissible range is within +/-3% of the target allocation shown in the above table, and also considers the plan’s funded status. At December 31, 2020, the return-seeking assets were slightly outside the target allocation permissible range and were rebalanced to within the target range during January 2021.

The following table presents the additional target allocations, as a percent of total pension plan assets, for the return-generating assets:

Asset Class	Target Allocation
Equities in US and other developed markets	17%
Equities in emerging markets	6%
Alternative investments	5%
Total	28%

The pension plan IPS does not provide for a specific mix of long-term fixed income assets, but does expect the average credit quality of such assets to be investment grade.

As of December 31, 2020, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability.  Some of these asset allocation target mixes vary with the plan’s funded status. The following table presents the actual allocations of the investment for the other postretirement benefit plan at December 31, 2020:

Other Benefits Plans
Actual Allocation
Long-term fixed income assets	55%
Return-generating assets	45%
Total	100%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common and collective trusts are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives (such as tracking the performance of the S&P 500 Index).  The trust’s shares are offered to a limited group of investors, and are not traded in an active market. Investments in common and collective trusts are valued using NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for trusts investing in exchange traded equities, and fixed income securities is derived from the market prices of the underlying securities held by the trusts. The NAV for trusts investing in real estate is derived from the appraised values of the trust’s underlying real estate assets.  As of December 31, 2020, the plans were able to transact in the common and collective trusts at NAV.

Investments in partnerships are also valued using the concept of NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships’ underlying assets. The plan’s partnerships holdings relate to investments in high-yield fixed income instruments. Certain partnerships also include funding commitments that may require the plan to contribute up to $50 million to these partnerships; as of December 31, 2020, approximately $38 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2020, by asset category, are as follows (dollars in thousands):

	Level 1	Level 2	Other (a)	Total
Pension Plan:
Cash and cash equivalents	$9,911	$—	$—	$9,911
Fixed income securities:
Corporate	—	1,684,782	—	1,684,782
U.S. Treasury	794,571	—	—	794,571
Other (b)	—	112,224	—	112,224
Common stock equities (c)	331,058	—	—	331,058
Mutual funds (d)	262,765	—	—	262,765
Common and collective trusts:
Equities	—	—	407,522	407,522
Real estate	—	—	191,595	191,595
Partnerships	—	—	22,420	22,420
Short-term investments and other (e)	—	—	69,696	69,696
Total	$1,398,305	$1,797,006	$691,233	$3,886,544
Other Benefits:
Cash and cash equivalents	$1,909	$—	$—	$1,909
Fixed income securities:
Corporate	—	221,488	—	221,488
U.S. Treasury	258,102	—	—	258,102
Other (b)	—	8,316	—	8,316
Common stock equities (c)	175,605	—	—	175,605
Mutual funds (d)	34,310	—	—	34,310
Common and collective trusts:
Equities	—	—	94,674	94,674
Real estate	—	—	19,778	19,778
Short-term investments and other (e)	142,995	—	3,988	146,983
Total	$612,921	$229,804	$118,440	$961,165
(a)These investments primarily represent assets valued using NAV as a practical expedient, and have not been classified in the fair value hierarchy.
(b)This category consists primarily of debt securities issued by municipalities.
(c)This category primarily consists of U.S. common stock equities.
(d)These funds invest in international common stock equities.
(e)This category includes plan receivables and payables.

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
(a)These investments primarily represent assets valued using NAV as a practical expedient, and have not been classified in the fair value hierarchy.
(b)This category consists primarily of debt securities issued by municipalities.
(c)This category primarily consists of U.S. common stock equities.
(d)These funds invest in U.S. and international common stock equities.
(e)This category includes plan receivables and payables.

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2020, $150 million in 2019, and $50 million in 2018.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to $100 million in 2021 and zero thereafter.  With regard to contributions to our other postretirement benefit plan, we did not make a contribution in 2020 and 2019. We do not expect to make any contributions over the next three years to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our other postretirement benefit plans. The Company was reimbursed $26 million in 2020, $30 million in 2019, and $72 million in 2018 for prior years retiree medical claims from the other postretirement benefit plan trust assets.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension Plans	Other Benefits Plans
2021	$210,119	$31,204
2022	209,593	31,731
2023	215,527	32,196
2024	220,241	31,914
2025	220,787	31,484
Years 2026-2030	1,116,848	153,536

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2020, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $11 million for 2020, $11 million for 2019, and $11 million for 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Leases

We lease certain land, buildings, vehicles, equipment and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2021 through 2050. Substantially all of our leasing activities relate to APS.

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  These lessor trust entities have been deemed VIEs for which APS is the primary beneficiary.  As the primary beneficiary, APS consolidated these lessor trust entities.  The impacts of these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  (See Note 18 for a discussion of VIEs.)

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
The following table provides information related to our lease costs (dollars in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$68,883	$18,493	$87,376	$42,190	$18,038	$60,228
Variable lease cost	121,359	972	122,331	113,233	782	114,015
Short-term lease cost	—	3,804	3,804	—	4,385	4,385
Total lease cost	$190,242	$23,269	$213,511	$155,423	$23,205	$178,628

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have lease terms with non-consecutive periods of use. For these agreements we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet.

Lease expense recognized in the Consolidated Statements of Income was $18 million in 2018, this amount does not include purchased power lease contracts. Operating lease cost for purchased power lease contracts was $47 million in 2018. In addition, contingent rents for purchased power lease contracts was $109 million in 2018. These purchased power lease costs are recorded in fuel and purchased power on the Consolidated Statements of Income, and are subject to recovery under the PSA or RES (see Note 4).

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	December 31, 2020
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2021	$66,658	$14,455	$81,113
2022	68,325	10,849	79,174
2023	70,033	8,503	78,536
2024	71,784	6,104	77,888
2025	73,578	4,400	77,978
Thereafter	36,760	37,314	74,074
Total lease commitments	387,138	81,625	468,763
Less imputed interest	14,375	18,267	32,642
Total lease liabilities	$372,763	$63,358	$436,121

We recognize lease assets and liabilities upon lease commencement. At December 31, 2020, we have certain purchased power lease contracts, that have been executed but have not yet commenced. In January 2021, we also executed additional purchased power lease contracts relating to energy storage. These arrangements have commencement dates beginning in May 2021 with terms ending through December 2042. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $650 million over the term of the arrangements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$75,097	$69,075
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	441,653	11,262

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	6 years	13 years
Weighted average discount rate (a)	1.69%	3.71%

(a)Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements we use our incremental borrowing rate to measure the present value of lease liabilities. We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2020 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,911,339	$1,108,883	$26,623
Palo Verde Unit 2 (a)	16.8%		649,035	379,305	7,268
Palo Verde Common	28.0%	(b)	774,054	320,107	41,607
Palo Verde Sale Leaseback		(a)	351,050	253,014	—
Four Corners Generating Station	63.0%		1,621,418	581,436	35,028
Cholla common facilities (c)	50.5%		193,807	109,447	1,206
Transmission facilities:
ANPP 500kV System	33.5%	(b)	131,991	52,626	3,859
Navajo Southern System	26.0%	(b)	89,113	33,536	1,215
Palo Verde — Yuma 500kV System	25.3%	(b)	23,247	6,681	433
Four Corners Switchyards	61.8%	(b)	69,441	17,009	3,145
Phoenix — Mead System	17.1%	(b)	39,437	19,072	73
Palo Verde — Rudd 500kV System	50.0%		93,123	28,206	1,921
Morgan — Pinnacle Peak System	64.6%	(b)	117,497	20,754	912
Round Valley System	50.0%		531	174	13
Palo Verde — Morgan System	88.9%	(b)	257,220	20,943	530
Hassayampa — North Gila System	80.0%		148,067	16,080	—
Cholla 500kV Switchyard	85.7%		7,896	1,850	940
Saguaro 500kV Switchyard	60.0%		21,669	13,229	2
Kyrene — Knox System	50.0%		578	323	—
(a)See Note 18.
(b)Weighted-average of interests.
(c)PacifiCorp owns Cholla Unit 4 (see Note 4 for additional information) and APS operates the unit for PacifiCorp.  The common facilities at Cholla are jointly-owned. Cholla Unit 4 was retired on December 24, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2019. On September 1, 2020, APS and DOE entered into an addendum to the settlement agreement allowing for the recovery of costs incurred through December 31, 2022.

APS has submitted six claims pursuant to the terms of the August 18, 2014 settlement agreement, for six separate time periods during July 1, 2011 through June 30, 2019. The DOE has approved and paid $99.7 million for these claims (APS’s share is $29.0 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On November 2, 2020, APS filed its seventh claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $12.2 million (APS’s share is $3.6 million).

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident of up to approximately $13.8 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers (“ANI”).  The remaining balance of approximately $13.3 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $25.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $75.1 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2021 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $772 million in 2021; $671 million in 2022; $632 million in 2023; $592 million in 2024; $564 million in 2025; and $5.4 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts include estimated commitments relating to purchased power lease contracts (see Note 9).

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Years Ended December 31,
	2021	2022	2023	2024	2025	Thereafter
Coal take-or-pay commitments (a)	$182,569	$183,604	$184,540	$186,804	$177,114	$1,024,854

(a)Total take-or-pay commitments are approximately $1.9 billion.  The total net present value of these commitments is approximately $1.5 billion.

    APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total purchases	$189,817	$204,888	$206,093

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $35 million in 2021; $31 million in 2022; $30 million in 2023; $28 million in 2024; $25 million in 2025; and $105 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for amounts incurred for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $170 million at December 31, 2020 and $166 million at December 31, 2019. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows:  $16 million in 2021; $17 million in 2022; $18 million in 2023; $19 million in 2024; $20 million in 2025; and $69 million thereafter.  Any amendments to current coal supply agreements may change the timing of the contribution. Portions of these funds will be held in an escrow account and distributed to certain coal providers under the terms of the applicable coal supply agreements.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”). PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”). Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS during the first or second quarter of 2021. We estimate that our costs related to this investigation and study will be approximately $3 million. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS’s exposure or risk related to these matters.

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID’s CERCLA claims concerning both past and future cost recovery. APS’s share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Arizona Attorney General Matter

APS received civil investigative demands from the Attorney General seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement results in APS paying $24.75 million, $24 million of which is being returned to customers as restitution.

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

Four Corners. Based on EPA’s final standards, APS’s 63% share of the cost of required controls for Four Corners Units 4 and 5 was approximately $400 million, which has been incurred.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC purchased the interest from 4CA on July 3, 2018. See “Four Corners — 4CA Matter” below for a discussion of the NTEC purchase. The cost of the pollution controls related to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

Cholla. In early 2017, EPA approved a final rule containing a revision to Arizona’s State Implementation Plan (“SIP”) for Cholla that implemented BART requirements for this facility, which did not require the installation of any new pollution control capital improvements. In conjunction with the closure of Cholla Unit 2 in 2015, APS has committed to ceasing coal combustion within Units 1 and 3 by April 2025. PacifiCorp retired Cholla Unit 4 at the end of 2020. (See “Cholla” in Note 4 for information regarding future plans for Cholla and details related to the resulting regulatory asset).

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments, and are the subject of recent regulatory and judicial activities described below.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•On November 4, 2019, EPA also proposed to change the manner by which facilities that have committed to cease burning coal in the near-term may qualify for alternative closure. Such qualification would allow CCR disposal units at these plants to continue operating, even though they would otherwise be subject to forced closure under the federal CCR regulations. EPA’s July 29, 2020 final regulation adopted this proposal and now requires explicit EPA approval for facilities to utilize an alternative closure deadline. With respect to the Cholla facility, APS’s application for alternative closure (which would allow the continued disposal of CCR within the facility’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025) was submitted to EPA on November 30, 2020 and is currently pending. This application will be subject to public comment and, potentially, judicial review.

We cannot at this time predict the outcome of these regulatory proceedings or when the EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $27 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $16 million. The Navajo Plant disposed of CCR only in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS’s share of incremental costs was approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring.

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by October 31, 2020. APS initiated an assessment of corrective measures on January 14, 2019 and expects such assessment will continue through mid- to late-2021. As part of this assessment, APS continues to gather additional groundwater data and perform remedial evaluations as to the CCR disposal units at Cholla and Four Corners undergoing corrective action. In addition, APS will solicit input from the public, host public hearings, and select remedies as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred over 30 years. The analysis needed to perform a similar cost estimate for Cholla remains ongoing at this time. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe the cost estimates for Cholla and any potential change to the cost estimate for Four Corners would have a material impact on our financial position, results of operations or cash flows.

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA's 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. The ACE regulations had been stayed pending judicial review and on January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That ruling endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP. While the Biden administration has expressed an intent to regulate carbon emissions in this sector more aggressively under the Clean Air Act, we cannot at this time predict the outcome of pending EPA rulemaking proceedings in response to the court’s recent ACE decision.

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

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board (“EAB”) concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018. The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. Based upon a November 1, 2019 filing by several environmental groups, the EAB again took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020 and the EAB denied the environmental group petition on September 30, 2020. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. We cannot predict the outcome of these appeal proceedings and, if such appeal is successful, whether that outcome will have a material impact on our financial position, results of operations, or cash flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Four Corners

    4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018 from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of December 31, 2020, the note has a remaining balance of $27 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.

In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC’s 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West’s guarantee is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement.
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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of December 31, 2020, standby letters of credit totaled $5.2 million and will expire in 2021. As of December 31, 2020, surety bonds expiring through 2022 totaled $16 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2020. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee.) Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of December 31, 2020 are immaterial in amount (approximately $3 million) and the PTC Guarantees (approximately $39 million as of December 31, 2020) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

12.     Asset Retirement Obligations

In 2020, APS revised its cost estimates for existing AROs at Cholla relating to updated estimates for the closure of ponds and facilities, and at Four Corners and the Navajo Plant relating to corrective action and water monitoring costs, which resulted in an increase to the ARO of $6 million. Also in 2020, an updated Four Corners decommissioning study was finalized for the updated closure date of 2031, which resulted in an increase to the ARO of $13 million.

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

The following table shows the change in our asset retirement obligations for 2020 and 2019 (dollars in thousands):

	2020	2019
Asset retirement obligations at the beginning of year	$657,218	$726,545
Changes attributable to:
Accretion expense	38,652	39,726
Settlements	(9,710)	(12,591)
Estimated cash flow revisions	18,923	(96,462)
Asset retirement obligations at the end of year	$705,083	$657,218

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trusts and other special use funds. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  (See Note 8 for fair value discussion of plan assets held in our retirement and other benefit plans.)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in Nuclear Decommissioning Trusts and Other Special Use Funds

The nuclear decommissioning trusts and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union employee medical account. (See Note 19 for additional discussion about our investment accounts.)

We value investments in fixed income and equity securities using information provided by our trustees and escrow agent. Our trustees and escrow agent use pricing services that utilize the valuation methodologies described below to determine fair market value. We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustees’ and escrow agent’s internal operating controls and valuation processes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Securities

The Nuclear Decommissioning Trust’s equity security investments are held indirectly through commingled funds.  The commingled funds are valued using the funds’ NAV as a practical expedient. The funds’ NAV is primarily derived from the quoted active market prices of the underlying equity securities held by the funds. We may transact in these commingled funds on a semi-monthly basis at the NAV.  The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled funds’ shares are offered to a limited group of investors, they are not considered to be traded in an active market. As these instruments are valued using NAV, as a practical expedient, they have not been classified within the fair value hierarchy.

The Nuclear Decommissioning Trusts and other special use funds may also hold equity securities that include exchange traded mutual funds and money market accounts for short-term liquidity purposes. These short-term, highly-liquid, investments are valued using active market prices.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fair Value Tables

The following table presents the fair value at December 31, 2020 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$9,016	$4	$(4,271)	(a)	$4,749
Nuclear decommissioning trust:
Equity securities	29,796	—	—	(17,828)	(b)	11,968
U.S. commingled equity funds	—	—	—	610,055	(c)	610,055
U.S. Treasury debt	164,514	—	—	—		164,514
Corporate debt	—	149,509	—	—		149,509
Mortgage-backed securities	—	99,623	—	—		99,623
Municipal bonds	—	89,705	—	—		89,705
Other fixed income	—	13,061	—	—		13,061
Subtotal nuclear decommissioning trust	194,310	351,898	—	592,227		1,138,435

Other special use funds:
Equity securities	37,337	—	—	504	(b)	37,841
U.S. Treasury debt	203,220	—	—	—		203,220
Municipal bonds	—	13,448	—	—		13,448
Subtotal other special use funds	240,557	13,448	—	504		254,509

Total assets	$434,867	$374,362	$4	$588,460		$1,397,693
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(20,498)	$(1,107)	$2,986	(a)	$(18,619)

(a)Represents counterparty netting, margin, and collateral (see Note 16).
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
(a)Represents counterparty netting, margin, and collateral (see Note 16).
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long-term nature of the quote, or other characteristics of the product.  Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment (see Note 4).

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  (See Note 7 for our long-term debt fair values.) The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $27.1 million as of December 31, 2020, as presented on the Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy. (See Note 11 for more information on 4CA matters.)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	2020	2019	2018
Net income attributable to common shareholders	$550,559	$538,320	$511,047
Weighted average common shares outstanding — basic	112,666	112,443	112,129
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	276	315	421
Weighted average common shares outstanding — diluted	112,942	112,758	112,550
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$4.89	$4.79	$4.56
Net income attributable to common shareholders — diluted	$4.87	$4.77	$4.54

15.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2012 Long-Term Incentive Plan (“2012 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2012 Plan authorizes up to 4.6 million common shares to be available for grant.  As of December 31, 2020, 1.5 million common shares were available for issuance under the 2012 Plan. During 2020, 2019, and 2018, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”), and no new awards may be granted under the 2007 Plan.

Stock-Based Compensation Expense and Activity

Compensation cost included in net income for stock-based compensation plans was $18 million in 2020, $18 million in 2019, and $20 million in 2018.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $4 million in 2020, $7 million in 2019, and $7 million in 2018.

As of December 31, 2020, there were approximately $9 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of 2 years.

The total fair value of shares vested was $22 million in 2020, $21 million in 2019 and $24 million in 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of awards granted and the weighted-average grant date fair value for the three years ended 2020, 2019 and 2018:

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2020	2019	2018	2020	2019	2018
Units granted	118,403	109,106	132,997	122,830	142,874	171,708
Weighted-average grant date fair value	$71.70	$89.15	$77.51	$104.74	$92.16	$76.56
(a)Units granted includes awards that will be cash settled of 45,646 in 2020, 48,972 in 2019, and 66,252 in 2018.
(b)Reflects the target payout level.

The following table is a summary of the status of non-vested awards as of December 31, 2020 and changes during the year:

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	242,612		$81.38	306,970	$83.65
Granted	118,403		71.70	122,830	104.74
Vested	(136,893)		73.80	(161,906)	76.53
Forfeited (c)	(3,565)		82.61	(7,890)	85.06
Nonvested at December 31, 2020	220,557	(a)	77.93	260,004	98.28
Vested Awards Outstanding at December 31, 2020	82,921			161,906

(a)Includes 126,996 of awards that will be cash settled.
(b)The nonvested performance shares are reflected at target payout level.
(c)We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $6 million, $5 million and $4 million in 2020, 2019 and 2018, respectively. This includes cash used to settle restricted stock units of $4 million, $5 million and $5 million in 2020, 2019 and 2018, respectively. Restricted stock units that are cash settled are classified as liability awards. All performance shares are classified as equity awards.

Restricted Stock Units, Stock Grants, and Stock Units

Restricted stock units are granted to officers and key employees.  Restricted stock units typically vest and settle in equal annual installments over a 4-year period after the grant date.  Vesting is typically dependent upon continuous service during the vesting period; however, awards granted to retirement-eligible employees will vest upon the employee’s retirement. Awardees elect to receive payment in either 100% stock, 100% cash, or 50% in cash and 50% in stock. Restricted stock unit awards typically include a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend equivalent feature. This feature allows each award to accrue dividend rights equal to the dividends they would have received had they directly owned the stock. Interest on dividend rights compounds quarterly. If the award is forfeited the employee is not entitled to the dividends on those shares.

Compensation cost for restricted stock unit awards is based on the fair value of the award, with the fair value being the market price of our stock on the measurement date. Restricted stock unit awards that will be settled in cash are accounted for as liability awards, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date. Restricted stock unit awards that will be settled in shares are accounted for as equity awards, with compensation cost calculated using the Company’s closing stock price on the date of grant. Compensation cost is recognized over the requisite service period based on the fair value of the award.

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

Performance Share Awards

Performance share awards are granted to officers and key employees.  The awards contain two separate performance criteria that affect the number of shares that may be received if after the end of a 3-year performance period the performance criteria are met. For the first criteria, the number of shares that will vest is based on non-financial performance metrics (i.e., the metric component). The other criteria is based upon Pinnacle West’s total shareholder return (“TSR”) in relation to the TSR of other companies in a specified utility index (i.e., the TSR component). The exact number of shares issued will vary from 0% to 200% of the target award.  Shares received include dividend rights paid in stock equal to the amount of dividends that recipients would have received had they directly owned stock, equal to the number of vested performance shares from the date of grant to the date of payment plus interest compounded quarterly. If the award is forfeited or if the performance criteria are not achieved, the employee is not entitled to the dividends on those shares.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Derivative Accounting

Derivative financial instruments are used to manage exposure to commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and interest rates.  Risks associated with market volatility are managed by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and natural gas.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  Derivative instruments are also entered into for economic hedging purposes.  While economic hedges may mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value.  (See Note 13 for a discussion of fair value measurements.)  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	December 31, 2020	December 31, 2019
Power	GWh	368	193
Gas	Billion cubic feet	205	257

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about APS’s gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2020	2019	2018
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(763)	(1,512)	(2,000)
(a)During the years ended December 31, 2020, 2019, and 2018, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.
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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2020	2019	2018
Net Loss Recognized in Income	Operating revenues	$—	$—	$(2,557)
Net Loss Recognized in Income	Fuel and purchased power (a)	(3,178)	(84,953)	(12,951)
Total		$(3,178)	$(84,953)	$(15,508)
(a)Amounts are before the effect of PSA deferrals.

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

As of December 31, 2020: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$5,870	$(2,939)	$2,931	$—	$2,931
Investments and other assets	3,150	(1,332)	1,818	—	1,818
Total assets	9,020	(4,271)	4,749	—	4,749

Current liabilities	(9,211)	2,939	(6,272)	(1,285)	(7,557)
Deferred credits and other	(12,394)	1,332	(11,062)	—	(11,062)
Total liabilities	(21,605)	4,271	(17,334)	(1,285)	(18,619)
Total	$(12,585)	$—	$(12,585)	$(1,285)	$(13,870)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $1,285.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of December 31, 2020, we have four counterparties for which our exposure represents approximately 62% of Pinnacle West’s $5 million of risk management assets. This exposure relates to master agreements with counterparties and all four are rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

December 31, 2020
Aggregate fair value of derivative instruments in a net liability position	$21,605
Cash collateral posted	—
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	19,510
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $90 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense for 2020, 2019 and 2018 (dollars in thousands):

	2020		2019	2018
Other income:
Interest income	$12,210		$10,377	$8,647
Investment gains (losses) — net	2,358		—	—
Debt return on Four Corners SCR deferral (Note 4)	26,121		19,541	16,153
Debt return on Ocotillo modernization project (Note 4)	15,865		20,282	—
Miscellaneous	149		63	96
Total other income	$56,703		$50,263	$24,896
Other expense:
Non-operating costs	$(12,400)		$(10,663)	$(10,076)
Investment gains (losses) — net	—		(1,835)	(417)
Miscellaneous	(45,376)	(a)	(5,382)	(7,473)
Total other expense	$(57,776)		$(17,880)	$(17,966)

(a)Miscellaneous includes donation of approximately $10 million to the APS Foundation and approximately $25.2 million related to the CCT plan (see Note 4).

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2020, 2019 and 2018 (dollars in thousands):

	2020		2019	2018
Other income:
Interest income	$9,621		$6,998	$6,496
Debt return on Four Corners SCR deferral (Note 4)	26,121		19,541	16,153
Debt return on Ocotillo modernization project (Note 4)	15,865		20,282	—
Miscellaneous	148		63	97
Total other income	$51,755		$46,884	$22,746
Other expense:
Non-operating costs	$(10,659)		$(9,612)	$(9,462)
Miscellaneous	(43,035)	(a)	(3,378)	(5,830)
Total other expense	$(53,694)		$(12,990)	$(15,292)

(a)Miscellaneous includes donations of approximately $10 million to the APS Foundation and approximately $25.2 million related to the CCT plan (see Note 4).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2021 through 2023, and about $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income of $19 million for 2020, 2019 and 2018. The increase in net income is entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Consolidated Balance Sheets include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2020	December 31, 2019
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$98,036	$101,906
Equity-Noncontrolling interests	119,290	122,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $306 million beginning in 2021, and up to $456 million over the lease extension terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

19.    Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts, Coal Reclamation Escrow Accounts, and an Active Union Employee Medical Account. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments at their fair value on our Consolidated Balance Sheets. (See Note 13 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy.) The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

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

Coal Reclamation Escrow Account — APS has investments restricted for the future coal mine reclamation funding related to Four Corners. This escrow account is primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow account. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to APS coal reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2020 and 2019, APS was reimbursed $14 million and $15 million, respectively, for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the tables below. On January 4, 2021, an additional $106 million of investments were transferred from APS other postretirement benefit trust assets into the active union employee medical account (see Note 8).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust and other special use fund assets at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity Securities	$639,851	$37,337	$677,188		$421,666	$—
Available for Sale-Fixed Income Securities	516,412	216,668	733,080	(a)	46,581	(398)
Other	(17,828)	504	(17,324)	(b)	—	—
Total	$1,138,435	$254,509	$1,392,944		$468,247	$(398)
(a)As of December 31, 2020, the amortized cost basis of these available-for-sale investments is $687 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity Securities	$529,716	$7,142	$536,858		$337,681	$—
Available for Sale-Fixed Income Securities	478,658	237,479	716,137	(a)	25,795	(669)
Other	2,401	474	2,875	(b)	—	—
Total	$1,010,775	$245,095	$1,255,870		$363,476	$(669)
(a)As of December 31, 2019, the amortized cost basis of these available-for-sale investments is $691 million.
(b)Represents net pending securities sales and purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2020
Realized gains	$12,194	$176	$12,370
Realized losses	(5,553)	(15)	(5,568)
Proceeds from the sale of securities (a)	675,035	144,484	819,519
2019
Realized gains	11,024	108	11,132
Realized losses	(6,972)	—	(6,972)
Proceeds from the sale of securities (a)	473,806	245,228	719,034
2018
Realized gains	6,679	1	6,680
Realized losses	(13,552)	—	(13,552)
Proceeds from the sale of securities (a)	554,385	98,648	653,033
(a)Proceeds are reinvested in the nuclear decommissioning trusts or other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union trust.

Fixed Income Securities Contractual Maturities

The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2020 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Medical Trust	Total
Less than one year	$19,563	$33,079	$—	$52,642
1 year – 5 years	151,537	29,722	142,311	323,570
5 years – 10 years	133,307	2,738	—	136,045
Greater than 10 years	212,005	8,818	—	220,823
Total	$516,412	$74,357	$142,311	$733,080

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance at December 31, 2018	$(45,997)		$(1,711)		$(47,708)
OCI (loss) before reclassifications	(14,041)		—		(14,041)
Amounts reclassified from accumulated other comprehensive loss	3,516	(a)	1,137	(b)	4,653
Balance at December 31, 2019	(56,522)		(574)		(57,096)
OCI (loss) before reclassifications	(8,370)		(2,089)		(10,459)
Amounts reclassified from accumulated other comprehensive loss	4,167	(a)	592	(b)	4,759
Balance at December 31, 2020	$(60,725)		$(2,071)		$(62,796)
(a)These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost (see Note 8).
(b)These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA (see Note 16).

Changes in Accumulated Other Comprehensive Loss — APS

The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance at December 31, 2018	$(25,396)		$(1,711)		$(27,107)
OCI (loss) before reclassifications	(12,572)		—		(12,572)
Amounts reclassified from accumulated other comprehensive loss	3,020	(a)	1,137	(b)	4,157
Balance at December 31, 2019	(34,948)		(574)		(35,522)
OCI (loss) before reclassifications	(9,568)		(18)		(9,586)
Amounts reclassified from accumulated other comprehensive loss	3,598	(a)	592	(b)	4,190
Balance at December 31, 2020	$(40,918)		$—		$(40,918)
(a)These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost (see Note 8).
(b)These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA (see Note 16).

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating expenses	$7,901	$12,451	$53,844
Other
Equity in earnings of subsidiaries	566,147	562,946	569,249
Other expense	(4,586)	(3,957)	(3,202)
Total	561,561	558,989	566,047
Interest expense	14,021	15,069	12,074
Income before income taxes	539,639	531,469	500,129
Income tax benefit	(10,920)	(6,851)	(10,918)
Net income attributable to common shareholders	550,559	538,320	511,047
Other comprehensive income (loss) — attributable to common shareholders	(5,700)	(9,388)	5,846
Total comprehensive income — attributable to common shareholders	$544,859	$528,932	$516,893

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$19	$19
Accounts receivable	123,980	104,640
Income tax receivable	14,719	15,905
Other current assets	298	401
Total current assets	139,016	120,965
Investments and other assets
Investments in subsidiaries	6,400,339	6,067,957
Deferred income taxes	7,589	40,757
Other assets	52,595	50,139
Total investments and other assets	6,460,523	6,158,853
Total Assets	$6,599,539	$6,279,818
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,669	$7,634
Accrued taxes	16,998	8,573
Common dividends payable	93,531	87,982
Short-term borrowings	169,000	114,675
Current maturities of long-term debt	—	450,000
Operating lease liabilities	90	81
Other current liabilities	15,306	15,126
Total current liabilities	300,594	684,071

Long-term debt less current maturities (Note 7)	496,321	(575)

Pension liabilities	17,541	17,942
Operating lease liabilities	1,683	1,780
Other	30,607	23,412
Total deferred credits and other	49,831	43,134
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
Common stock equity
Common stock	2,671,193	2,650,134
Accumulated other comprehensive loss	(62,796)	(57,096)
Retained earnings	3,025,106	2,837,610
Total Pinnacle West Shareholders’ equity	5,633,503	5,430,648
Noncontrolling interests	119,290	122,540
Total Equity	5,752,793	5,553,188
Total Liabilities and Equity	$6,599,539	$6,279,818

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$550,559	$538,320	$511,047
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(566,147)	(562,946)	(569,249)
Depreciation and amortization	76	76	76
Deferred income taxes	33,007	(35,831)	49,535
Accounts receivable	(7,903)	182	(7,881)
Accounts payable	(1,964)	(2,129)	1,967
Accrued taxes and income tax receivables — net	9,610	16,400	(13,535)
Dividends received from subsidiaries	357,500	336,300	316,000
Other	20,163	(1,300)	31,807
Net cash flow provided by operating activities	394,901	289,072	319,767
Cash flows from investing activities
Investments in subsidiaries	(137,881)	1,557	(142,796)
Repayments of loans from subsidiaries	932	4,190	6,477
Advances of loans to subsidiaries	(7,261)	(4,165)	(500)
Net cash flow provided by (used for) investing activities	(144,210)	1,582	(136,819)
Cash flows from financing activities
Issuance of long-term debt	496,950	—	150,000
Short-term debt borrowings under revolving credit facility	211,690	49,000	20,000
Short-term debt repayments under revolving credit facility	(230,690)	(65,000)	(32,000)
Commercial paper — net	73,325	54,275	(7,000)
Dividends paid on common stock	(350,577)	(329,643)	(308,892)
Repayment of long-term debt	(450,000)	—	—
Common stock equity issuance — net of purchases	(1,389)	692	(5,055)
Other	—	—	(1)
Net cash flow used for financing activities	(250,691)	(290,676)	(182,948)
Net decrease in cash and cash equivalents	—	(22)	—
Cash and cash equivalents at beginning of year	19	41	41
Cash and cash equivalents at end of year	$19	$19	$41

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2020.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2020.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Proposal 1 — Election of Directors” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2021 (the “2021 Proxy Statement”) and to the “Information about our Executive Officers” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Director Compensation,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2021 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” and “Existing Equity Compensation Plans” in the 2021 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2021 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Audit Matters — Audit Fees and — Pre-Approval Policies” in the 2021 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2020	2019
Audit Fees (1)	$2,414,909	$2,328,565
Audit-Related Fees (2)	323,067	322,917

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits performed in 2020 and 2019.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $100,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2020 were pre-approved by the Audit Committee or the Chair consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3.1	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.4a	Pinnacle West	Fourth Supplemental Indenture dated as of June 17, 2020	4.1 to Pinnacle West June 10, 2020 Form 8-K Report, File No. 1-8962	6/16/2020

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6a	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6b	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6c	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6d	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6e	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6f	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6g	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6h	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6i	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6j	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6k	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.6l	Pinnacle West APS	Twenty-First Supplemental Indenture dated as of September 11, 2017	4.1 to Pinnacle West/APS September 11, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.6m	Pinnacle West APS	Twenty-Second Supplemental Indenture dated as of August 9, 2018	4.1 to Pinnacle West/APS August 9, 2018 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/9/2018

4.6n	Pinnacle West APS	Twenty-Third Supplemental Indenture dated as of February 28, 2019	4.1 to Pinnacle West/APS February 28, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2019

4.6o	Pinnacle West APS	Twenty-Fourth Supplemental Indenture dated as of August 19, 2019	4.1 to Pinnacle West/APS August 16, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2019

4.6p	Pinnacle West APS	Twenty-Fifth Supplemental Indenture dated as of November 20, 2019	4.1 to Pinnacle West/APS November 20, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/20/2019

4.6q	Pinnacle West APS	Twenty-Sixth Supplemental Indenture dated as of May 22, 2020	4.1 to Pinnacle West/APS May 22, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2020

4.6r	Pinnacle West APS	Twenty-Seventh Supplemental Indenture dated as of September 11, 2020	4.1 to Pinnacle West/APS September 11, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2020

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8/9/2004

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

4.9	Pinnacle West APS	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report , File No. 1-4473	3/28/1997

10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1.2	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2.1[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively	10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.2.1ab	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.1bb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2.1cb	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.2.1db	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2.2[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2.2ab	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.2bb	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2.2cb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.4[b]	Pinnacle West APS
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
			10.64b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2.5[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3.2ab	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2a to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.3.2bb	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2b to Pinnacle West/APS 2017 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/23/2018

10.4.1[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

10.4.2[b]	Pinnacle West APS	Offer of Employment Letter dated July 19, 2018 between Pinnacle West and Robert E. Smith	10.4.5 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020

10.4.3[b]	Pinnacle West APS	Supplemental Agreement dated October 17, 2018 between Pinnacle West and Robert E. Smith	10.4.6 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020

10.4.4[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 19, 2019 between Pinnacle West and Theodore Geisler

10.4.5ab	Pinnacle West APS	Retention Agreement dated December 19, 2008 between APS and Maria Lacal

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.4.5bb	Pinnacle West APS	First Amendment to the Retention Agreement dated May 24, 2011 between APS and Maria Lacal

10.4.6[b]	Pinnacle West APS	Medical Retention Agreement dated October 31, 2014 between APS and Maria Lacal

10.4.7[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated October 31, 2014 between APS and Maria Lacal

10.4.8[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated September 29, 2016 between APS and Maria Lacal

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77bd to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5.4bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K, File Nos. 1-8962 and 1-4473	2/22/2013

10.6.1[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6.1ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6.1bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6.1cbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1dbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6.1ebd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1fbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1gbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.2[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6.3[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6.4bd	Pinnacle West APS	Summary of 2021 Variable Incentive Plan and Officer Variable Incentive Plan

10.6.5[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6.5abd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.5bbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.5cbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.5dbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.5ebd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.6.5fbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6f to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6.5gbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6g to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6.5hbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6.5ibd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6.5jbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2020 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/8/2020

10.6.5kbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.6.5lbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.6.5mbd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.5nbd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.5obd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-89	7/25/1985

10.7.1c	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.1d	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.3	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.4	Pinnacle West APS
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
			10.1 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.11.2	Pinnacle West	Five-Year Credit Agreement dated as of July 12, 2018, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.3 to Pinnacle West/APS June 30, 2018 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2018

10.11.3	Pinnacle West	364-Day Term Loan, dated as of May 5, 2020, among Pinnacle West, as Borrower, PNC Bank, National Association, as Agent	10.2 to Pinnacle West/APS March 31, 2020 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/8/2020

10.11.4	Pinnacle West APS	Five-Year Credit Agreement dated as of June 29, 2017 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.2 to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2017

10.11.4a	Pinnacle West APS
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
			10.2 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014

10.13.1	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.2	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.3	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.4	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.5	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14.1	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.15.1	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.2	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3a	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between SCE and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2010

10.17	Pinnacle West APS	Proposed Settlement Agreement dated January 6, 2012 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 73183)	10.17 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

10.18	Pinnacle West APS	Proposed Settlement Agreement dated March 27, 2017 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 76295)	10.1 to Pinnacle West/APS March 31, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2017

10.19	Pinnacle West	Purchase and Sale Agreement, dated June 29, 2018, by and between Navajo Transitional Energy Company, LLC and 4CA	10.2 to Pinnacle West/APS June 30, 2018 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2018

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Theodore N. Geisler, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Theodore N. Geisler, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.1ac	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.1bc	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.2ac	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.2bc	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.3[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

99.3ac	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.3bc	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.4	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.4a	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.4b	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.5	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1/20/1987

99.5a	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8/24/1987

99.5b	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.6	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1/20/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.6a	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.7[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.8	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.9	Pinnacle West APS	ACC Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’s September 30, 1999 Form 10-Q Report, File No. 1-4473	11/15/1999

99.10	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/9/2005

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 24, 2021	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 24, 2021
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ Theodore N. Geisler	Principal Financial Officer	February 24, 2021
(Theodore N. Geisler,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 24, 2021
(Elizabeth A. Blankenship,
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 24, 2021
(Glynis A. Bryan)

/s/ Denis A. Cortese, M.D.	Director	February 24, 2021
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 24, 2021
(Richard P. Fox)

/s/ Dale E. Klein, Ph.D.	Director	February 24, 2021
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 24, 2021
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 24, 2021
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 24, 2021
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 24, 2021
(Paula J. Sims)

/s/ James E. Trevathan	Director	February 24, 2021
(James E. Trevathan)

/s/ David P. Wagener	Director	February 24, 2021
(David P. Wagener)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 24, 2021	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 24, 2021
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors and
Chief Executive Officer)

/s/ Theodore N. Geisler	Principal Financial Officer	February 24, 2021
(Theodore N. Geisler,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 24, 2021
(Elizabeth A. Blankenship
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 24, 2021
(Glynis A. Bryan)

/s/ Denis A. Cortese, M.D.	Director	February 24, 2021
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 24, 2021
(Richard P. Fox)

/s/ Dale E. Klein, Ph.D.	Director	February 24, 2021
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 24, 2021
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 24, 2021
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 24, 2021
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 24, 2021
(Paula J. Sims)

/s/ James E. Trevathan	Director	February 24, 2021
(James E. Trevathan)

/s/ David P. Wagener	Director	February 24, 2021
(David P. Wagener)