Form 10-Q
period 2021-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2021-05-05
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 28, 2021:	112,750,962
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 28, 2021:	71,264,947

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

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:
•the potential effects of the continued Coronavirus (“COVID-19") pandemic, including, but not limited to, demand for energy, economic growth, our employees and contractors, supply chain, expenses, capital markets, capital projects, operations and maintenance activities, uncollectable accounts, liquidity, cash flows or other unpredictable events;
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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2020 Form 10-K, Part II, Item 1A of this report, and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

OPERATING REVENUES (NOTE 2)	$696,475	$661,930

OPERATING EXPENSES
Fuel and purchased power	198,227	188,521
Operations and maintenance	230,055	221,318
Depreciation and amortization	157,820	154,079
Taxes other than income taxes	59,483	56,768
Other expenses	3,356	822
Total	648,941	621,508
OPERATING INCOME	47,534	40,422
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,207	7,697
Pension and other postretirement non-service credits — net	27,791	13,911
Other income (Note 9)	12,429	12,569
Other expense (Note 9)	(3,853)	(4,784)
Total	45,574	29,393
INTEREST EXPENSE
Interest charges	61,938	59,234
Allowance for borrowed funds used during construction	(4,994)	(4,076)
Total	56,944	55,158
INCOME BEFORE INCOME TAXES	36,164	14,657
INCOME TAXES	(4,350)	(20,209)
NET INCOME	40,514	34,866
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$35,641	$29,993

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,829	112,594
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	113,093	112,862

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.32	$0.27
Net income attributable to common shareholders — diluted	$0.32	$0.27

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020

NET INCOME	$40,514	$34,866

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax (expense) benefit of $(86) and $292	262	292
Reclassification of net realized gain, net of tax expense of $0 and $394	—	20
Pension and other postretirement benefit activity, net of tax expense of $336 and $245	1,022	1,205
Total other comprehensive income	1,284	1,517

COMPREHENSIVE INCOME	41,798	36,383
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$36,925	$31,510

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,202	$59,968
Customer and other receivables	263,126	313,576
Accrued unbilled revenues	122,034	132,197
Allowance for doubtful accounts	(20,405)	(19,782)
Materials and supplies (at average cost)	314,702	314,745
Fossil fuel (at average cost)	24,396	19,552
Income tax receivable	—	6,792
Assets from risk management activities (Note 7)	22,611	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	228,609	175,835
Other regulatory assets (Note 4)	111,271	115,878
Other current assets	86,238	76,627
Total current assets	1,169,784	1,198,319
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	1,159,699	1,138,435
Other special use funds (Notes 11 and 12)	357,506	254,509
Other assets	88,487	92,922
Total investments and other assets	1,605,692	1,485,866
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	20,948,591	20,837,885
Accumulated depreciation and amortization	(7,189,708)	(7,110,310)
Net	13,758,883	13,727,575
Construction work in progress	1,056,991	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	97,068	98,036
Intangible assets, net of accumulated amortization	278,226	282,570
Nuclear fuel, net of accumulated amortization	124,533	113,645
Total property, plant and equipment	15,315,701	15,159,210
DEFERRED DEBITS
Regulatory assets (Note 4)	1,135,857	1,133,987
Operating lease right-of-use assets	502,959	505,064
Assets for pension and other postretirement benefits (Note 5)	418,427	502,992
Other	36,238	34,983
Total deferred debits	2,093,481	2,177,026

TOTAL ASSETS	$20,184,658	$20,020,421

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$309,145	$318,585
Accrued taxes	213,536	159,551
Accrued interest	58,709	56,962
Common dividends payable	—	93,531
Short-term borrowings (Note 3)	214,750	169,000
Customer deposits	45,170	48,340
Liabilities from risk management activities (Note 7)	3,067	7,557
Liabilities for asset retirements	16,021	15,586
Operating lease liabilities	74,328	74,785
Regulatory liabilities (Note 4)	250,228	229,088
Other current liabilities	145,589	187,448
Total current liabilities	1,330,543	1,360,433
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	6,465,045	6,314,266
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,134,471	2,135,403
Regulatory liabilities (Note 4)	2,427,769	2,450,169
Liabilities for asset retirements	693,383	689,497
Liabilities for pension benefits (Note 5)	164,230	166,484
Liabilities from risk management activities (Note 7)	6,928	11,062
Customer advances	220,999	221,032
Coal mine reclamation	171,227	170,097
Deferred investment tax credit	190,842	191,372
Unrecognized tax benefits	5,870	5,834
Operating lease liabilities	360,497	361,336
Other	206,174	190,643
Total deferred credits and other	6,582,390	6,592,929
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,791,565 and 112,760,051 issued at respective dates	2,687,052	2,677,482
Treasury stock at cost; 44,338 and 72,006 shares at respective dates	(3,776)	(6,289)
Total common stock	2,683,276	2,671,193
Retained earnings	3,060,752	3,025,106
Accumulated other comprehensive loss	(61,512)	(62,796)
Total shareholders’ equity	5,682,516	5,633,503
Noncontrolling interests (Note 6)	124,164	119,290
Total equity	5,806,680	5,752,793

TOTAL LIABILITIES AND EQUITY	$20,184,658	$20,020,421
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,514	$34,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	176,409	173,168
Deferred fuel and purchased power	(52,210)	(5,785)
Deferred fuel and purchased power amortization	(564)	(1,808)
Allowance for equity funds used during construction	(9,207)	(7,697)
Deferred income taxes	(11,077)	(18,086)
Deferred investment tax credit	(529)	(465)
Stock compensation	11,337	6,282
Changes in current assets and liabilities:
Customer and other receivables	50,545	25,575
Accrued unbilled revenues	10,163	34,731
Materials, supplies and fossil fuel	(4,801)	5,445
Income tax receivable	6,792	1,128
Other current assets	(9,042)	(20,202)
Accounts payable	24,465	(5,192)
Accrued taxes	53,985	49,833
Other current liabilities	(46,028)	(63,096)
Change in other long-term assets	(36,777)	81,143
Change in other long-term liabilities	(1,963)	(106,212)
Net cash flow provided by operating activities	202,012	183,628
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(363,775)	(340,014)
Contributions in aid of construction	15,296	3,152
Allowance for borrowed funds used during construction	(4,994)	(4,076)
Proceeds from nuclear decommissioning trust sales and other special use funds	379,978	195,087
Investment in nuclear decommissioning trust and other special use funds	(380,548)	(195,658)
Other	5,974	349
Net cash flow used for investing activities	(348,069)	(341,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	150,000	—
Short-term borrowing and (repayments) — net	49,750	(76,675)
Short-term debt borrowings under revolving credit facility	—	751,690
Short-term debt repayments under revolving credit facility	(4,000)	(226,690)
Dividends paid on common stock	(91,721)	(86,257)
Repayment of long-term debt	—	(150,000)
Common stock equity issuance — net of purchases	(738)	(1,680)
Net cash flow provided by financing activities	103,291	210,388
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,766)	52,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,968	10,283
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,202	$63,139
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	35,641	—	4,873	40,514
Other comprehensive income		—		—	—	1,284	—	1,284
Dividends on common stock		—		—	5	—	—	5
Issuance of common stock	31,514	9,570			—	—	—	9,570
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	45,105	3,846	—	—	—	3,846
Other		—		—	—	—	1	1
Balance, March 31, 2021	112,791,565	$2,687,052	(44,338)	$(3,776)	$3,060,752	$(61,512)	$124,164	$5,806,680

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188
Net income		—		—	29,993	—	4,873	34,866
Other comprehensive income		—		—	—	1,517	—	1,517
Dividends on common stock		—		—	8	—	—	8
Issuance of common stock	23,484	4,826		—	—	—	—	4,826
Purchase of treasury stock (a)			(20,724)	(2,086)				(2,086)
Reissuance of treasury stock for stock-based compensation and other		—	51,968	4,513	—	—	—	4,513
Other		—		—	(1)	—	1	—
Balance, March 31, 2020	112,563,610	$2,664,387	(72,302)	$(7,000)	$2,867,610	(55,579)	$127,414	$5,596,832

(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020

OPERATING REVENUES (NOTE 2)	$696,475	$661,930

OPERATING EXPENSES
Fuel and purchased power	198,227	188,521
Operations and maintenance	226,401	218,265
Depreciation and amortization	157,800	154,058
Taxes other than income taxes	59,472	56,758
Other expenses	3,356	822
Total	645,256	618,424
OPERATING INCOME	51,219	43,506
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,207	7,697
Pension and other postretirement non-service credits — net	27,837	14,262
Other income (Note 9)	11,960	11,633
Other expense (Note 9)	(3,350)	(4,668)
Total	45,654	28,924
INTEREST EXPENSE
Interest charges	59,388	55,736
Allowance for borrowed funds used during construction	(4,994)	(4,076)
Total	54,394	51,660
INCOME BEFORE INCOME TAXES	42,479	20,770
INCOME TAXES	2,319	(19,448)
NET INCOME	40,160	40,218
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$35,287	$35,345

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020

NET INCOME	$40,160	$40,218

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax benefit of $0 and $292	—	292
Reclassification of net realized loss, net of tax expense of $0 and $394	—	20
Pension and other postretirement benefits activity, net of tax expense of $305 and $237	927	1,013
Total other comprehensive income	927	1,325

COMPREHENSIVE INCOME	41,087	41,543
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$36,214	$36,670

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$20,945,129	$20,834,424
Accumulated depreciation and amortization	(7,186,452)	(7,107,058)
Net	13,758,677	13,727,366
Construction work in progress	1,056,991	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	97,068	98,036
Intangible assets, net of accumulated amortization	278,071	282,415
Nuclear fuel, net of accumulated amortization	124,533	113,645
Total property, plant and equipment	15,315,340	15,158,846

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	1,159,699	1,138,435
Other special use funds (Notes 11 and 12)	357,506	254,509
Other assets	44,829	46,010
Total investments and other assets	1,562,034	1,438,954

CURRENT ASSETS
Cash and cash equivalents	14,536	57,310
Customer and other receivables	262,636	312,644
Accrued unbilled revenues	122,034	132,197
Allowance for doubtful accounts	(20,405)	(19,782)
Materials and supplies (at average cost)	314,702	314,745
Fossil fuel (at average cost)	24,396	19,552
Assets from risk management activities (Note 7)	22,611	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	228,609	175,835
Other regulatory assets (Note 4)	111,271	115,878
Other current assets	56,987	47,593
Total current assets	1,137,377	1,158,903

DEFERRED DEBITS
Regulatory assets (Note 4)	1,135,857	1,133,987
Operating lease right-of-use assets	501,395	503,475
Assets for pension and other postretirement benefits (Note 5)	410,933	495,673
Other	35,751	34,413
Total deferred debits	2,083,936	2,167,548

TOTAL ASSETS	$20,098,687	$19,924,251

 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,871,696	2,871,696
Retained earnings	3,252,244	3,216,955
Accumulated other comprehensive loss	(39,991)	(40,918)
Total shareholder equity	6,262,111	6,225,895
Noncontrolling interests (Note 6)	124,164	119,290
Total equity	6,386,275	6,345,185
Long-term debt less current maturities (Note 3)	5,818,520	5,817,945
Total capitalization	12,204,795	12,163,130
CURRENT LIABILITIES
Short-term borrowings (Note 3)	199,500	—
Accounts payable	301,675	311,699
Accrued taxes	211,174	148,970
Accrued interest	56,454	56,322
Common dividends payable	—	93,500
Customer deposits	45,170	48,340
Liabilities from risk management activities (Note 7)	3,067	7,557
Liabilities for asset retirements	16,021	15,586
Operating lease liabilities	74,235	74,695
Regulatory liabilities (Note 4)	250,228	229,088
Other current liabilities	152,290	190,420
Total current liabilities	1,309,814	1,176,177
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,150,668	2,143,673
Regulatory liabilities (Note 4)	2,427,769	2,450,169
Liabilities for asset retirements	693,383	689,497
Liabilities for pension benefits (Note 5)	147,235	148,943
Liabilities from risk management activities (Note 7)	6,928	11,062
Customer advances	220,999	221,032
Coal mine reclamation	171,227	170,097
Deferred investment tax credit	190,842	191,372
Unrecognized tax benefits	39,863	39,410
Operating lease liabilities	358,840	359,653
Other	176,324	160,036
Total deferred credits and other	6,584,078	6,584,944
COMMITMENTS AND CONTINGENCIES (NOTE 8)
TOTAL LIABILITIES AND EQUITY	$20,098,687	$19,924,251

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,160	$40,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	176,389	173,147
Deferred fuel and purchased power	(52,210)	(5,785)
Deferred fuel and purchased power amortization	(564)	(1,808)
Allowance for equity funds used during construction	(9,207)	(7,697)
Deferred income taxes	(2,616)	(17,782)
Deferred investment tax credit	(529)	(465)
Changes in current assets and liabilities:
Customer and other receivables	50,103	15,045
Accrued unbilled revenues	10,163	34,731
Materials, supplies and fossil fuel	(4,801)	5,445
Income tax receivable	—	(1,411)
Other current assets	(8,825)	(18,164)
Accounts payable	23,881	(4,038)
Accrued taxes	62,204	54,243
Other current liabilities	(43,917)	(49,149)
Change in other long-term assets	(36,626)	82,178
Change in other long-term liabilities	(642)	(105,117)
Net cash flow provided by operating activities	202,963	193,591
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(363,775)	(340,014)
Contributions in aid of construction	15,296	3,152
Allowance for borrowed funds used during construction	(4,994)	(4,076)
Proceeds from nuclear decommissioning trust sales and other special use funds	379,978	195,087
Investment in nuclear decommissioning trust and other special use funds	(380,548)	(195,658)
Other	2,306	(900)
Net cash flow used for investing activities	(351,737)	(342,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings and (repayments) — net	199,500	—
Short-term debt borrowings under revolving credit facility	—	540,000
Short-term debt repayments under revolving credit facility	—	(110,000)
Repayment of long-term debt	—	(150,000)
Dividends paid on common stock	(93,500)	(88,000)
Net cash flow provided by financing activities	106,000	192,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,774)	43,182
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,310	10,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,536	$53,351

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	35,287	—	4,873	40,160
Other comprehensive income		—	—	—	927	—	927
Other		—	—	2	—	1	3
Balance, March 31, 2021	71,264,947	$178,162	$2,871,696	$3,252,244	$(39,991)	$124,164	$6,386,275

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2020	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803
Net Income		—	—	35,345	—	4,873	40,218
Other comprehensive income		—	—	—	1,325	—	1,325
Other				(3)		1	(2)
Balance, March 31, 2020	71,264,947	$178,162	$2,721,696	$3,047,269	$(34,197)	$127,414	$6,040,344

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC (“4CA”), Bright Canyon Energy Corporation (“BCE”) and El Dorado Investment Company (“El Dorado”).  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units (“EGU”), and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2020 Form 10-K.

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020 through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in both 2020 and 2021 but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change will not have a material impact on our financial statements. See Note 1 in our 2020 Form 10-K for information on the accounting treatment for AFUDC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$(827)	$(3,002)
Interest, net of amounts capitalized	53,885	53,723
Significant non-cash investing and financing activities:
Accrued capital expenditures	$79,597	$100,868
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	785	2,311

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$—	$—
Interest, net of amounts capitalized	53,153	52,034
Significant non-cash investing and financing activities:
Accrued capital expenditures	$79,597	$100,868
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	785	2,311

2.    Revenue
Sources of Revenue
The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Retail Electric Revenue
Residential	$340,838	$325,073
Non-Residential	314,783	303,351
Wholesale Energy Sales	17,597	14,668
Transmission Services for Others	18,993	15,927
Other Sources	4,264	2,911
Total operating revenues	$696,475	$661,930

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Retail Electric Revenue. Pinnacle West’s retail electric revenue is generated by wholly-owned regulated subsidiary APS’s sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 15 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2021 and 2020 were $682 million and $648 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2021 and 2020, our revenues that do not qualify as revenue from contracts with customers were $14 million and $14 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021 or December 31, 2020.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2020, due to the COVID-19 pandemic we voluntarily suspended disconnections of customers for nonpayment. The suspension of customer disconnections was extended from March 13, 2020 through December 31, 2020. Our disconnection policies are also impacted by the Summer Disconnection Moratorium. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and certain customers with past due balances were placed on eight-month payment arrangements. These circumstances and the on-going COVID-19 pandemic have impacted our allowance for doubtful accounts, including our write-off factor. We continue to monitor the impacts of COVID-19, our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor and allowance for doubtful accounts. See Note 4 for additional details.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	March 31, 2021	December 31, 2020
Allowance for doubtful accounts, balance at beginning of period	$19,782	$8,171
Bad debt expense	4,151	20,633
Actual write-offs	(3,528)	(9,022)
Allowance for doubtful accounts, balance at end of period	$20,405	$19,782

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement with a new 364-day $31 million term loan agreement that would have matured May 4, 2021. Borrowings under the agreement bore interest at Eurodollar Rate plus 1.40% per annum. At March 31, 2021, Pinnacle West had $15 million in outstanding borrowings under the current agreement, all of which was repaid on April 27, 2021.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

At March 31, 2021, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2021, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $0.3 million of outstanding commercial paper borrowings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS

At March 31, 2021, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding, and $199.5 million of outstanding commercial paper borrowings.

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $7.5 billion.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$646,525	$653,395	$496,321	$509,050
APS	5,818,520	6,436,224	5,817,945	7,103,791
Total	$6,465,045	$7,089,619	$6,314,266	$7,612,841

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic, the Summer Disconnection Moratorium (defined below) and the related write-offs of customer delinquent accounts. Due to COVID-19, APS also delayed the reset of the Environmental Improvement Surcharge (“EIS”) adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020. In February 2021, APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset will be implemented with 50% of the increase effective April 2021 and the remaining 50% increase effective November 2021 (see below for discussion of EIS, TEAM Phase II and PSA).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the Demand Side Management (“DSM”) Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. APS has refunded approximately $43 million to customers. The additional $7 million over the approved amount of $36 million was the result of the kWh credit being based on historic consumption, which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings (see below for discussion of the DSM Adjustor Charge).

In 2020, APS spent more than $15 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic, with $12.4 million of these dollars directly committed to bill assistance programs (the “COVID Customer Support Fund”). The COVID Customer Support Fund was comprised of a series of voluntary commitments of funds that are not recoverable through rates throughout 2020 of approximately $8.8 million. An additional $3.6 million in bill credits for limited income customers was ordered by the ACC in December 2020 of which 50%, up to a maximum of $2.5 million, was committed to be funds that are not recoverable through rates with the remaining being deferred for potential future recovery in rates. Included in the COVID Customer Support Fund were programs that assisted customers that had a delinquency of two or more months with a one-time credit of $100, an expanded credit of $300 for limited income customers, programs to assist extra small and small non-residential customers with a one-time credit of $1,000, and other targeted programs allocated to assist with other COVID-19 needs in support of utility bill assistance. The December 2020 ACC order further assisted delinquent limited income customers with an additional bill credit of up to $250 or their delinquent balance, whichever was less. APS has distributed all funds for all COVID Customer Support Fund programs combined. Beyond the COVID Customer Support Fund, APS has also provided $2.7 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2019 Retail Rate Case Filing with the Arizona Corporation Commission

In accordance with the requirements of the 2019 rate review order described below, APS filed an application with the ACC on October 31, 2019 seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners selective catalytic reduction (“SCR”) project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the Tax Expense Adjustment Mechanism (“TEAM”). The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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
•recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project (see discussion below of the 2017 Settlement Agreement); and
•continued recovery of the remaining investment and other costs related to the retirement and closure of the Navajo Generating Station (the “Navajo Plant”) (see “Navajo Plant” below).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, a (i) $169 million revenue increase, (ii) average annual customer bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism (“AEM”), to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) a Coal Community Transition (“CCT”) plan related to the closure or future closure of coal-fired generation facilities, of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

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

On December 4, 2020, the ACC Staff and intervenors filed surrebuttal testimony. The ACC Staff reduced its recommended rate increase to $59.8 million, or an average annual customer bill increase of 1.82%. In RUCO’s surrebuttal, the recommended revenue decrease changed to $50.1 million, or an average annual customer bill decrease of 1.52%.

The hearing concluded on March 3, 2021 and the post-hearing briefing schedule concluded on April 30, 2021. In May 2021, the ACC will be discussing whether to re-open the evidentiary record in APS’s pending rate case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms. APS believes that the rate case record is sufficient, and adjustors provide substantial benefits to customers by supporting critical programs and reflecting changes in utility costs that can be promptly passed along to customers. Pending this decision, the next steps in this rate case are that the Administrative Law Judge will issue a Recommended Order and Opinion and then the ACC will review and consider the matter, which is anticipated to be in the third quarter of 2021. Unfavorable ACC Staff and intervenor positions and recommendations, including modifications or elimination of APS's adjustor cost recovery mechanisms could have a material impact on APS’s financial statements if ultimately adopted by the ACC. APS cannot predict the outcome or timing of this proceeding.

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
•a cost deferral and procedure to allow APS to request rate adjustments prior to its next general retail rate case related to its share of the construction costs associated with installing SCR equipment at the Four Corners Power Plant (“Four Corners”);
•a deferral for future recovery (or credit to customers) of the Arizona property tax expense above or below a specified test year level caused by changes to the applicable Arizona property tax rate;
•an expansion of the Power Supply Adjustor (“PSA”) to include certain environmental chemical costs and third-party energy storage costs;
•a new AZ Sun II program (now known as “APS Solar Communities”) for utility-owned solar distributed generation with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the Arizona Renewable Energy Standard and Tariff (“RES”), to be no less than $10 million per year in capital costs, and not more than $15 million per year in capital costs;
•an increase to the per kWh cap for the environmental improvement surcharge from $0.00016 to $0.00050 and the addition of a balancing account;
•rate design changes, including:
▪a change in the on-peak time of use period from noon-7 p.m. to 3 p.m.-8 p.m. Monday through Friday, excluding holidays;
▪non-grandfathered distributed generation (“DG”) customers would be required to select a rate option that has time of use rates and either a new grid access charge or demand component;
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

On May 19, 2020, the ACC Staff filed a third-party consultant’s report which evaluated the effectiveness of APS’s customer outreach and education program related to the 2017 Rate Case Decision. On May 29, 2020, the Chairman of the ACC filed a letter with the ACC in response to this report and is alleging that APS is out of compliance with the 2017 Rate Case Decision and is over-earning. The Chairman proposed that the current rates should be classified as interim rates and customers held harmless if APS’s activities have caused the rates set in the 2017 Rate Case Decision to not be just and reasonable. Also, on May 29, 2020, a second commissioner filed a letter with the ACC agreeing with the Chairman’s assertions and further asserting that the 2017 Rate Case Decision should be re-opened. On June 18, 2020, at an ACC Open Meeting, the matters raised in these letters were discussed. The ACC did not vote to move forward with any adjustments to APS’s current rates. On November 4, 2020, the ACC voted to administratively close this docket.

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

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. On September 23, 2020, the ACC approved the 2020 RES Implementation Plan including a waiver of the residential distributed energy requirements for the 2020 implementation year. In addition, the ACC approved the implementation of a new pilot program that incentivizes Arizona households to install at-home battery

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
systems. Recovery of the costs associated with the pilot will be addressed in the 2021 Demand Side Management Implementation Plan (“DSM Plan”).

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2021 contained in the RES rules. In the 2021 RES Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic in 2020. The ACC has not yet ruled on the 2021 RES Implementation Plan.

On July 30, 2020, ACC Staff issued final draft rules which, if approved, would require APS to meet certain clean energy standards and technology procurement mandates, obtain approval for its action plan included in its IRP, and seek cost recovery in a rate process. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” below for more information.

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

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. APS has refunded approximately $43 million to customers. The additional $7 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings. See “COVID-19 Pandemic” above for more information.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2020, APS filed its 2021 DSM Plan, which requested a budget of $63.7 million and continued APS’s focus on DSM strategies, such as peak demand reduction, load shifting, storage and electrification strategies, as well as enhanced assistance to customers impacted economically by COVID-19. On April 6, 2021, APS filed an amended 2021 DSM Plan that proposed an additional performance incentive for customers participating in the residential energy storage pilot approved in the 2020 RES Implementation Plan. The ACC has not yet ruled on the amended APS 2021 DSM Plan.

On April 20, 2021, APS filed a request to extend the June 1, 2021 deadline to file its 2022 DSM Plan until 120 days after the ACC has taken action on APS's amended 2021 DSM Plan. The ACC has not ruled on this request.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$175,835	$70,137
Deferred fuel and purchased power costs — current period	52,210	5,785
Amounts refunded to customers	564	1,808
Ending balance	$228,609	$77,730

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

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh and consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase, compared to the 2020 PSA year. These rates were to be effective on February 1, 2021 but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA, with 50% of the rate increase effective in April 2021 and the remaining 50% of the increase effective in November 2021. The PSA rate implemented was $0.001544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit to better understand the factors that contributed to the increase.

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA. On December 29, 2020, the ACC Staff filed its report and recommended the storage costs be included in the PSA once the systems are in-service. On January 12, 2021, the ACC approved this application.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Improvement Surcharge. The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 for qualified environmental improvements made during the prior calendar year, and the new charge becomes effective April 1 unless suspended by the ACC.  There is an overall cap of $0.0005 per kWh (approximately $13 million to $14 million per year).  APS’s February 1, 2021 application requested an increase in the charge to $10.3 million, or $1.5 million over the prior-period charge and it became effective with the first billing cycle in April 2021.

Transmission Rates, Transmission Cost Adjustor (“TCA”) and Other Transmission Matters.  In July 2008, FERC approved a modification to APS’s Open Access Transmission Tariff to allow APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the settlement agreement entered into in 2012 regarding APS’s rate case (“2012 Settlement Agreement”), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

On March 7, 2018, APS made a filing to make modifications to its annual transmission formula to provide transmission customers the benefit of the reduced federal corporate income tax rate resulting from the Tax Cuts and Jobs Act (“Tax Act”) beginning in its 2018 annual transmission formula rate update filing. These modifications were approved by FERC on May 22, 2018 and reduced APS’s transmission rates compared to the rate that would have gone into effect absent these changes. On March 17, 2020, APS made a filing to make further modifications to its annual transmission formula to provide additional transparency for excess and deficient Accumulated Deferred Income Taxes resulting from the Tax Act, as well as for future local, state, and federal statutory tax rate changes. This filing is pending with FERC.

Effective June 1, 2019, APS’s annual wholesale transmission rates for all users of its transmission system increased by approximately $25.8 million for the twelve-month period beginning June 1, 2019 in accordance with the FERC-approved formula. Of this amount, retail customer rates increased by approximately $4.7 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2019.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 15, 2018, APS filed its 2018 annual LFCR adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million. On February 6, 2019, the ACC approved the 2018 annual LFCR adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). On July 10, 2019, the ACC approved APS’s 2019 LFCR adjustment as filed, effective with the next billing cycle of July 2019. On February 14, 2020, APS filed its 2020 annual LFCR adjustment, requesting that effective May 1, 2020, the annual LFCR recovery amount be reduced to $26.6 million (a $9.6 million decrease from previous levels). On April 14, 2020, the ACC approved the 2020 LFCR adjustment as filed, effective with the first billing cycle in May 2020. On February 15, 2021, APS filed its 2021 annual LFCR adjustment, requesting that effective May 1, 2021, the annual LFCR recovery amount be increased to $38.5 million (an $11.8 million increase from previous levels). On April 13, 2021, the ACC voted not to approve the requested $11.8 million increase to the annual LFCR adjustment, thus the previously approved rates continue to remain intact. The $11.8 million will continue to be maintained in the LFCR regulatory asset balancing account and will be requested as part of APS’s next LFCR application filing in 2022. The ACC has not yet released its order on this matter. APS does not anticipate that the order will have a material impact on its financial position, results of operations and cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 19, 2020, due to the COVID-19 pandemic, APS delayed the discontinuation of TEAM Phase II until the first billing cycle in May 2020.  Amounts credited to customers after the last billing cycle in March 2020 will be recorded as a part of the balancing account and will be addressed for recovery as part of APS’s 2019 ACC rate case. Both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a third-year export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020.  This price reflects the 10% annual reduction discussed above. On September 23, 2020, the ACC approved the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
annual reduction of the export energy price but voted to delay the effectiveness of the reduction in export prices until October 1, 2021. APS’s export energy price will remain at 10.5 cents per kWh until October 1, 2021.

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

On February 7, 2017, Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC Staff.  As part of this docket, Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Burns’ suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel.

On August 4, 2017, Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Information Requests from Arizona Corporation Commissioners

On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS, including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS also received and responded to various follow-on requests from ACC Commissioners on these matters. Pinnacle West and APS cannot predict the outcome of these matters. The Company’s CEO, Mr. Guldner, appeared at the ACC’s January 14, 2020 Open Meeting regarding ACC Commissioners’ questions about political spending.  Mr. Guldner committed to the ACC that, during his tenure, Pinnacle West and APS, and any of their affiliated companies, will not participate in ACC campaign elections through financial contributions or in-kind contributions.

Energy Modernization Plan

On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plan (“IRP”) process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics.

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

The ACC has discussed the final draft energy rules at several different meetings in 2020. On October 14, 2020, the ACC passed one amendment to ACC Staff’s final draft energy rules that will require electric utilities to obtain 35% of peak load (as measured in 2020) by 2030 from DSM resources, including traditional energy efficiency, demand response and other programs aimed at reducing energy usage, peak demand management and load shifting. This standard aligns with the proposed rules’ three-year resource planning cycle and allows recovery of costs through existing mechanisms until the ACC issues a decision in a future rate proceeding. On October 29, 2020, the ACC approved an amendment that will require electric utilities to reduce their carbon emissions over 2016-2018 levels by 50% by 2032; 75% by 2040; and 100% by 2050. The ACC also approved an amendment that will require utilities to install energy storage systems with an aggregate capacity equal to 5% of each utility’s 2020 peak demand by 2035, of which 40% must be derived from customer-owned or customer-leased distributed storage. Another approved amendment modifies the resource planning process, including requirements for the ACC to approve a utility’s load forecast and resource plan, and for a utility to perform an all-source request for information to guide its resource plan. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules and the ACC will need to review and approve the Recommended Order and Opinion before the rules will take effect. APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRP’s from April 1, 2020 to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. In March 2021, the ACC Staff requested additional time to prepare its assessment of utility IRPs. The ACC has taken no action on APS’s IRP. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Public Utility Regulatory Policies Act

Under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), qualifying facilities are provided the right to sell energy and/or capacity to utilities and are granted relief from certain regulatory burdens. On

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 17, 2019, the ACC mandated a minimum contract length of 18 years for qualifying facilities over 100 kW in Arizona, and established that the rate paid to qualifying facilities must be based on the long-term avoided cost. “Avoided cost” is generally defined as the price at which the utility could purchase or produce the same amount of power from sources other than the qualifying facility on a long-term basis. During calendar year 2020, APS entered into two 18-year power purchase agreements with qualified facilities, each for 80 MW solar facilities. In March 2021, the ACC approved these agreements.

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

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. ACC stakeholder meetings were held in September 2019, October 2019 and January 2020 regarding the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to choose between a temperature threshold (above 95 degrees and below 32 degrees) or calendar threshold (June 1 – October 15) for disconnection moratoriums. During the formal rulemaking process, the public will have an opportunity to provide input on the draft rules, before the draft rules come back to the ACC for a final vote. The Summer Disconnection Moratorium will remain in effect until the ACC formalizes the final rules package.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic. See “COVID-19 Pandemic” above for more information.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant (“Cholla”) and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency (“EPA”) approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020. Cholla Unit 4 was retired on December 24, 2020.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($52.9 million as of March 31, 2021), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.

Navajo Plant

The Navajo Plant ceased operations in November 2019. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allows for decommissioning activities to begin after the plant ceased operations.
APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($69.4 million as of March 31, 2021) plus a return on the net book value as well as other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset ($17.8 million as of March 31, 2021). APS believes it will be allowed recovery of the net book value, retirement and closure costs, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS’s remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$467,423	$—	$469,953
Deferred fuel and purchased power (b) (c)	2022	228,609	—	175,835	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2051	7,169	159,119	7,169	158,776
Retired power plant costs	2033	28,182	107,169	28,181	114,214
Ocotillo deferral	N/A	—	110,820	—	95,723
SCR deferral	N/A	—	88,044	—	81,307
Deferred property taxes	2027	8,569	47,484	8,569	49,626
Lost fixed cost recovery (b)	2022	45,905	—	41,807	—
Deferred compensation	2036	—	35,806	—	36,195
Four Corners cost deferral	2024	8,077	22,056	8,077	24,075
Income taxes — investment tax credit basis adjustment	2049	1,113	24,221	1,113	24,291
Palo Verde VIEs (Note 6)	2046	—	21,409	—	21,255
Coal reclamation	2026	1,068	16,732	1,068	16,999
Loss on reacquired debt	2038	1,703	10,486	1,689	10,877
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	9,297	332	9,380
Demand side management (b)	2021	—	7,268	—	7,268
Tax expense adjustor mechanism (b)	2021	5,854	—	6,226	—
Tax expense of Medicare subsidy	2024	1,235	3,626	1,235	3,704
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	—	3,728	3,341	9,244
PSA interest	2022	46	—	4,355	—
Other	Various	2,018	1,169	2,716	1,100
Total regulatory assets (d)		$339,880	$1,135,857	$291,713	$1,133,987

(a)This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to other comprehensive income (“OCI”) and result in lower future revenues. See Note 5.
(b)See “Cost Recovery Mechanisms” discussion above.
(c)Subject to a carrying charge.
(d)There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.”

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act (a)	2046	$41,353	$1,004,226	$41,330	$1,012,583
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act (a)	2058	7,240	228,690	7,240	229,147
Asset retirement obligations	2057	—	519,015	—	506,049
Other postretirement benefits	(d)	37,705	337,853	37,705	349,588
Removal costs	(c)	55,247	89,937	52,844	103,008
Income taxes — change in rates	2050	2,839	66,374	2,839	66,553
Four Corners coal reclamation	2038	5,461	49,703	5,460	49,435
Income taxes — deferred investment tax credit	2049	2,231	48,507	2,231	48,648
Spent nuclear fuel	2027	6,831	43,059	6,768	44,221
Renewable energy standard (b)	2022	34,460	30	39,442	103
Deferred fuel and purchased power — mark-to-market (Note 7)	2022	20,829	—	—	—
Property tax deferral	N/A	—	15,022	—	13,856
Sundance maintenance	2031	2,867	11,910	2,989	11,508
Demand side management (b)	2022	7,821	5,975	10,819	—
FERC transmission true up	2023	7,630	2,379	6,598	3,008
TCA balancing account (b)	2022	7,315	1,754	2,902	4,672
Tax expense adjustor mechanism (b) (e)	2021	7,452	—	7,089	—
Deferred gains on utility property	2022	2,423	939	2,423	1,544
Active union medical trust	N/A	—	2,337	—	6,057
Other	Various	524	59	409	189
Total regulatory liabilities		$250,228	$2,427,769	$229,088	$2,450,169

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

5.    Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries.  The other postretirement benefit plans include a group life and medical plan and a post-65 retiree health reimbursement arrangement (“HRA”). Pinnacle West uses a December 31

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
measurement date each year for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement date.

Under the HRA, included in the other postretirement benefit plan, the Company provides a subsidy to retirees to defray the cost of a Medicare supplemental policy. In prior years, we had been assuming a 4.75% escalation of these benefits; however, actual escalation has been significantly less than this assumption. Accordingly, during 2020 and for future periods, the escalation assumption was reduced to 2.00%. This escalation factor assumption change, among other factors, resulted in an increase in the over-funded status of the other postretirement benefit plan as of December 31, 2020. As a result, on January 4, 2021, we initiated the transfer of approximately $106 million of assets from the other postretirement benefit plan into the Active Union Employee Medical Account. The Active Union Employee Medical Account is an existing trust account that holds assets restricted for paying active union employee medical costs (see Note 12). The transfer of other postretirement benefit plan assets into the Active Union Employee Medical Account permits access to approximately $106 million of assets for the sole purpose of paying active union employee medical benefits. This transfer of assets into the Active Union Employee Medical Account is consistent with the terms of a similar 2018 transaction.

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Service cost — benefits earned during the period	$15,679	$14,257	$4,557	$5,717
Non-service costs (credits):
Interest cost on benefit obligation	24,669	29,761	4,162	6,512
Expected return on plan assets	(50,608)	(46,806)	(10,361)	(10,019)
Amortization of:
Prior service credit	—	—	(9,427)	(9,394)
Net actuarial loss (gain)	3,985	9,011	(2,405)	—
Net periodic benefit cost/(benefit)	$(6,275)	$6,223	$(13,474)	$(7,184)
Portion of cost/(benefit) charged to expense	$(8,011)	$1,342	$(9,528)	$(5,456)

Contributions

We have not made voluntary contributions to our pension plan year-to-date in 2021. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million in 2021 and zero in 2022 and 2023. We do not expect to make any contributions over this period to our other postretirement benefit plans.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. Prior to April 1, 2021, the lease terms allowed APS the right to retain the assets through 2023 under one lease and 2033 under the other two leases. On April 1, 2021, APS executed an amended lease agreement with one of the VIE lessor trust entities relating to the lease agreement with the term ending in 2023. The amendment extends the lease term for this lease through 2033 and changes the lease payment. As a result of this amendment, APS will now retain the assets through 2033 under all three lease agreements. APS will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2021 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2021 and 2020 of $5 million, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2021	December 31, 2020
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$97,068	$98,036
Equity — Noncontrolling interests	124,164	119,290

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $307 million beginning in 2021, and up to $501 million over the lease terms.

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2021	December 31, 2020
Power	GWh	368	368
Gas	Billion cubic feet	211	205

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gains and Losses from Derivative Instruments

The following table provides information about APS’s gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2021	2020
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$—	$(414)

(a)During the three months ended March 31, 2021 and 2020, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.
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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2021	2020
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$26,859	$(30,078)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$25,703	$(3,092)	$22,611	$—	$22,611
Investments and other assets	3,990	(790)	3,200	—	3,200
Total assets	29,693	(3,882)	25,811	—	25,811

Current liabilities	(4,874)	3,092	(1,782)	(1,285)	(3,067)
Deferred credits and other	(7,718)	790	(6,928)	—	(6,928)
Total liabilities	(12,592)	3,882	(8,710)	(1,285)	(9,995)
Total	$17,101	$—	$17,101	$(1,285)	$15,816

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2021, we have one counterparty for which our exposure represents approximately 59% of Pinnacle West’s $26 million of risk management assets. This exposure relates to a master agreement with a counterparty that is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

March 31, 2021
Aggregate fair value of derivative instruments in a net liability position	$11,520
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	6,674

(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

    We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $86 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2022.

APS has submitted six claims pursuant to the terms of the August 18, 2014 settlement agreement, for six separate time periods during July 1, 2011 through June 30, 2019. The DOE has approved and paid $99.7 million for these claims (APS’s share is $29.0 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On November 2, 2020, APS filed its seventh claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $12.2 million (APS’s share is $3.6 million). On March 15, 2021, the DOE approved a payment of $12.1 million (APS’s share is $3.5 million) and on April 16, 2021, APS received this payment.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident of up to approximately $13.7 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers (“ANI”).  The remaining balance of approximately $13.2 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
policies totals approximately $22.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $63.3 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

As of March 31, 2021, our fuel and purchased power commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $550 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of March 31, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS during the second quarter of 2021. We estimate that our costs related to this investigation and study will be approximately $3 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District (“RID”) filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality (“ADEQ”) sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID environmental and engineering contractors filed an ancillary lawsuit for recovery of costs against APS and the other defendants in the RID litigation. That same day, another RID service provider filed an additional ancillary CERCLA lawsuit against certain of the defendants in the main RID litigation, but excluded APS and certain other parties as named defendants. Because the ancillary lawsuits concern past costs allegedly incurred

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
by these RID vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS’s exposure or risk related to these matters.

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

Regional Haze Rules.  APS has received the final rulemaking imposing pollution control requirements on Four Corners. EPA required the plant to install pollution control equipment that constitutes best available retrofit technology (“BART”) to lessen the impacts of emissions on visibility surrounding the plant. In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the Cholla BART approval.

Four Corners. Based on EPA’s final standards, APS’s 63% share of the cost of required controls for Four Corners Units 4 and 5 was approximately $400 million, which has been incurred.  In addition, APS and El Paso Electric Company (“El Paso”) entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC (“NTEC”) purchased the interest from 4CA on July 3, 2018. See “Four Corners — 4CA Matter” below for a discussion of the NTEC purchase. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments and are the subject of recent regulatory and judicial activities described below.
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

•Based on an August 21, 2018 D.C. Circuit decision, which vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, EPA recently proposed corresponding changes to federal CCR regulations. On July 29, 2020, EPA took final action on new regulations establishing revised deadlines for initiating the closure of unlined CCR surface impoundments; such disposal units were closed as of April 11, 2021.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018 from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of March 31, 2021, the note has a remaining balance of $23 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2021, standby letters of credit totaled $5.2 million and would have expired in 2021, subsequently in April of 2021 an extension was effective that reset the expiration dates to 2022. As of March 31, 2021, surety bonds expiring through 2022 totaled $16 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2021. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of March 31, 2021 are immaterial in amount (approximately $2 million) and the PTC Guarantees (approximately $38 million as of March 31, 2021) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Other income:
Interest income	$1,948	$3,277
Debt return on Four Corners SCR deferrals (Note 4)	4,086	3,140
Debt return on Ocotillo modernization project (Note 4)	6,392	6,144
Miscellaneous	3	8
Total other income	$12,429	$12,569
Other expense:
Non-operating costs	(1,937)	(2,658)
Investment gains (losses) — net	(343)	60
Miscellaneous	(1,573)	(2,186)
Total other expense	$(3,853)	$(4,784)

    The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Other income:
Interest income	$1,481	$2,341
Debt return on Four Corners SCR deferrals (Note 4)	4,086	3,140
Debt return on Ocotillo modernization project (Note 4)	6,392	6,144
Miscellaneous	1	8
Total other income	$11,960	$11,633
Other expense:
Non-operating costs	(1,778)	(2,482)
Miscellaneous	(1,572)	(2,186)
Total other expense	$(3,350)	$(4,668)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders	$35,641	$29,993
Weighted average common shares outstanding — basic	112,829	112,594
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	264	268
Weighted average common shares outstanding — diluted	113,093	112,862
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.32	$0.27
Net income attributable to common shareholders — diluted	$0.32	$0.27

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain instruments have been valued using the concept of Net Asset Value (“NAV”) as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in our fair value disclosures; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trusts and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 8 in the 2020 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables

The following table presents the fair value at March 31, 2021 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$14,353	$15,340	$(3,882)	(a)	$25,811
Nuclear decommissioning trust:
Equity securities	22,160	—	—	(15,538)	(b)	6,622
U.S. commingled equity funds	—	—	—	648,199	(c)	648,199
U.S. Treasury debt	175,707	—	—	—		175,707
Corporate debt	—	143,876	—	—		143,876
Mortgage-backed securities	—	110,073	—	—		110,073
Municipal bonds	—	64,479	—	—		64,479
Other fixed income	—	10,743	—	—		10,743
Subtotal nuclear decommissioning trust	197,867	329,171	—	632,661		1,159,699

Other special use funds:
Equity securities	19,211	—	—	1,401	(b)	20,612
U.S. Treasury debt	323,589	—	—	—		323,589
Municipal bonds	—	13,305	—	—		13,305
Subtotal other special use funds	342,800	13,305	—	1,401		357,506

Total assets	$540,667	$356,829	$15,340	$630,180		$1,543,016
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(11,668)	$(924)	$2,597	(a)	$(9,995)

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $22.7 million as of March 31, 2021 and $27.1 million as of December 31, 2020, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

12.    Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts, Coal Reclamation Escrow Account, and an Active Union Employee Medical Account. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Condensed Consolidated Balance Sheets. See Note 11 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

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

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2020 and 2019, APS was reimbursed $14 million and $15 million, respectively, for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below. On January 4, 2021, an additional $106 million of investments were transferred from APS other postretirement benefit trust assets into the active union employee medical account (see Note 5).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	March 31, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$670,359	$19,211	$689,570		$457,442	$—
Available for sale-fixed income securities	504,878	336,894	841,772	(a)	27,338	(3,203)
Other	(15,538)	1,401	(14,137)	(b)	—	—
Total	$1,159,699	$357,506	$1,517,205		$484,780	$(3,203)

(a)As of March 31, 2021, the amortized cost basis of these available-for-sale investments is $818 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$639,851	$37,337	$677,188		$421,666	$—
Available for sale-fixed income securities	516,412	216,668	733,080	(a)	46,581	(398)
Other	(17,828)	504	(17,324)	(b)	—	—
Total	$1,138,435	$254,509	$1,392,944		$468,247	$(398)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2021
Realized gains	$2,968	$—	$2,968
Realized losses	(4,148)	—	(4,148)
Proceeds from the sale of securities (a)	234,728	145,250	379,978
2020
Realized gains	$3,313	$—	$3,313
Realized losses	(2,227)	—	(2,227)
Proceeds from the sale of securities (a)	178,196	16,891	195,087

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at March 31, 2021, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$25,048	$26,259	$40,469	$91,776
1 year – 5 years	147,347	34,936	160,324	342,607
5 years – 10 years	137,479	2,708	63,477	203,664
Greater than 10 years	195,004	8,721	—	203,725
Total	$504,878	$72,624	$264,270	$841,772

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended March 31
Balance December 31, 2020	$(60,725)		$(2,071)		$(62,796)
OCI (loss) before reclassifications	—		262		262
Amounts reclassified from accumulated other comprehensive loss	1,022	(a)	—		1,022
Balance March 31, 2021	$(59,703)		$(1,809)		$(61,512)

Balance December 31, 2019	$(56,522)		$(574)		$(57,096)
OCI (loss) before reclassifications	—		292		292
Amounts reclassified from accumulated other comprehensive loss	1,205	(a)	20	(b)	1,225
Balance March 31, 2020	$(55,317)		$(262)		$(55,579)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.
(b)    These amounts primarily represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended March 31
Balance December 31, 2020	$(40,918)		$—		$(40,918)
Amounts reclassified from accumulated other comprehensive loss	927	(a)	—		927
Balance March 31, 2021	$(39,991)		$—		$(39,991)

Balance December 31, 2019	$(34,948)		$(574)		$(35,522)
OCI (loss) before reclassifications	—		292		292
Amounts reclassified from accumulated other comprehensive loss	1,013	(a)	20	(b)	1,033
Balance March 31, 2020	$(33,935)		$(262)		$(34,197)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.
(b) These amounts primarily represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.     Income Taxes

The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company’s proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. The Company recorded $14 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities as of March 31, 2020, with these non-depreciation related net excess deferred tax liabilities being fully amortized as of March 31, 2020. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. The Company recorded $6 million and $6 million of income tax benefit related to amortization of these depreciation related net excess deferred tax liabilities as of March 31, 2021 and March 31, 2020, respectively. See Note 4 for more details.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2020 Form 10-K, and Part II, Item 1A of this report.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to be an evolving situation. The Company is operating under long-standing pandemic and business continuity plans that exist to address situations including pandemics like COVID-19. We are focused on ensuring the health and safety of our employees, contractors and the general public by helping limit the spread of this virus and ensuring continued, safe and reliable electric service for APS customers.

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

Essential planned work and capital investments are continuing during the pandemic with priority to support fire mitigation and summer preparedness. APS has continuous discussions with suppliers on manpower and supply issues pertaining to COVID-19 and has measures in place to continue to monitor resource needs and supply chain adequacy. At this time, APS does not believe it has any material supply chain risks due to COVID-19 that would impact its ability to serve customers’ needs.

The Company’s operations and maintenance expenses, exclusive of bad debt expense, increased by approximately $3 million for the period ended March 31, 2021 due to costs for personal protective equipment and other health and safety-related costs related to COVID-19.  We expect the Company’s operation and maintenance expenses will continue to be impacted for 2021 by the need for additional personal protective equipment and other health and safety-related costs related to COVID-19.

While the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. APS expects sales trends to normalize somewhat in 2021 as business activity continues to recover and more people return to work. Based on past experience, a 1% variation in our annual kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

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

On June 30, 2020, FERC issued an order granting a waiver request related to the existing AFUDC rate calculation beginning March 1, 2020 through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in both 2020 and 2021, but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements. See Note 1.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic, the Summer Disconnection Moratorium and the related write-offs of customer delinquent accounts. APS currently estimates that the Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with this will result in a negative impact to its 2021 operating results of approximately $20 million to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. These estimated impact amounts for 2021 depend on certain current assumptions, including, but not limited to, customer behaviors, population and employment growth, and the impacts of COVID-19 on the economy. See Note 4.

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020 (see Note 4). APS has refunded approximately $43 million to customers. The additional $7 million over the approved amount of $36 million was the result of the kWh credit being based on historic consumption, which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings. Additionally, due to COVID-19, APS delayed the reset of the EIS adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020. In February 2021, APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset will be implemented with 50% of the increase effective April 2021 and the remaining 50% increase effective November 2021. See Note 4.

In 2020, APS spent more than $15 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic, with $12.4 million of these dollars directly committed to bill assistance programs (the “COVID Customer Support Fund”). The COVID Customer Support Fund was comprised of a series of voluntary commitments of funds that are not recoverable through rates throughout 2020 of approximately $8.8 million. An additional $3.6 million in bill credits for limited income customers was ordered by the ACC in December 2020 of which 50%, up to a maximum of $2.5 million, was committed to be funds that are not recoverable through rates with the remaining being deferred for potential future recovery in rates. Included in the COVID Customer Support Fund were programs that assisted customers that had a delinquency of two or more months with a one-time credit of $100, an expanded credit of $300 for limited income customers, programs to assist extra small and small non-residential customers with a one-time credit of $1,000, and other targeted programs allocated to assist with other COVID-19 needs in support of utility bill assistance. The December 2020 ACC order further assisted delinquent limited income customers with an additional bill credit of up to $250 or their delinquent balance, whichever was less. APS has distributed all funds for all COVID Customer Support Fund programs combined. Beyond the COVID Customer Support Fund, APS has also provided $2.7 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

More detailed discussion of the impacts and future uncertainties related to the COVID‑19 pandemic can be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Notes to Pinnacle West’s and APS’s financial statements that appear in Item 1 of this report.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix which includes all carbon-free resources like nuclear and demand-side management, and “renewable” is expressed as a percent of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

2031 Goal: End APS’s Use of Coal-Fired Generation. Our commitment to end APS’s use of coal-fired generation by 2031 will require APS to cease use of coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in a total reduction of carbon emissions of 33% since 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units by 2025.

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provides substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable projects. Our proposed CCT plan supports the Navajo Nation, where the Four Corners Power Plant is located, the communities surrounding the Cholla Power Plant and the Hopi Tribe, which is impacted by closure of the Navajo Plant. The CCT plan is currently pending ACC approval. See Note 4 for a discussion of the CCT plan.

In March 2021, APS announced that it had agreed on the terms of an agreement among the owners of Four Corners to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals. Under seasonal operation, APS is planning that one of Four Corners’ two remaining units will operate only throughout the summer season of June through October when customers’ energy needs are the highest across the region. APS believes that operating Four Corners seasonally will bring environmental benefits and ensure continued service reliability for its customers, especially during Arizona’s hot summer months, as APS transitions to ceasing to use coal-fired generation by 2031. By moving to seasonal operations, Four Corners will become a more flexible resource that supports increasing amounts of clean energy, helping to compensate for the intermittent output of renewable resources. This change also helps ensure reliability of a critical energy source while reducing operations and maintenance costs. APS estimates that the shift to seasonal operations will reduce annual carbon emissions at Four Corners by an estimated 20-25%, as compared to current conditions.

Renewables. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Its near-term actions include competitive solicitations to procure clean energy resources such as solar, wind, energy storage, demand response and DSM resources, all of which lead to a cleaner grid.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS’s clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of March 31, 2021. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	246	—
Purchased Power Agreements:
Solar	310	160
Wind (a)	289	110
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	270
Total Distributed Energy: Solar (b)	1,122	45	(c)
Total Renewable Portfolio	1,994	315

(a)         Includes 90 MW wind power purchase agreement that is currently in operation that will be decommissioned in 2021 and rebuilt in the same year, together with an additional 110 MW, for a total of 200 MW, as a result of a power purchase agreement executed in September 2020.
(b)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to Alternating Current for reporting purposes.
(c)    Applications received by APS that are not yet installed and online.

In September 2019, APS issued a RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW power purchase agreement for a wind resource that is expected to be in service in the fourth quarter of 2021. Also in September 2019, APS issued a RFP that sought competitive proposals for up to 150 MW of APS-owned solar resources, designed with the flexibility to add energy storage as a future option. Negotiations pursuant to this RFP were terminated in March 2021. In December 2020, APS issued two additional RFPs: one to acquire both renewable energy and additional peaking capacity resources, and the other to install more battery energy storage at two existing APS solar plants. In April 2021, the RFPs that were issued in December 2020 were expanded to seek development of a solar generating resource to be sited on APS land and owned by APS.

Palo Verde. Palo Verde, the nation’s largest carbon-free, clean energy resource, will continue to be a foundational part of APS’s resource portfolio. The plant currently supplies nearly 70% of our clean energy and provides the foundation for the reliable and affordable service for APS customers. Palo Verde is not just the cornerstone of our current clean energy mix, it also is a significant provider of clean energy to the southwest United States. The plant is a critical asset to the Southwest, generating more than 32 million megawatt-hours annually – enough power for more than 4 million people. Its continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

Affordable

We believe it is APS’s responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through April 2021, the average residential bill decreased by 6.2%, or $9.28 due to net reductions in cost recovery adjustor mechanisms.

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and internal efficiencies. Through the initiative and existing cost management practices, in 2020, APS met its goal of $20 million in cost savings. In 2021, APS continues to drive this initiative to identify opportunities to streamline its business processes and deliver sustainable cost savings.

Participation in the EIM continues to be an effective tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS continues to evaluate opportunities that benefit our customers and is in discussions with the EIM operator, California Independent System Operator, Inc. (“CAISO”), and other EIM participants about the feasibility of creating a voluntary day-ahead market to achieve more cost savings and use the region’s renewable resources more efficiently.

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

In February 2021, Texas experienced extreme cold weather. Wellheads and gas production infrastructure froze, sharply reducing gas supply at the same time as demand for gas was at a record high due to the frigid weather. As a result, natural gas prices and market electricity prices spiked to historic highs, with gas prices exceeding 100 times the prices seen the preceding weeks. In addition, APS experienced interruptions or curtailments with six of our natural gas suppliers due to the weather event in Texas. These interruptions and curtailments did not impact APS’s ability to deliver power to its customers. APS does not believe that the Texas event materially impacted its financial position, results of operations, or cash flows.

In April 2021, the CAISO sought FERC authorization for certain tariff changes intended to try to address risks associated with high heat weather events. Although APS is generally supportive of some of these changes, others would change the load, export, and wheeling priorities in a way that would unfairly benefit California entities at the expense of non-California entities. As such, APS intends to formally oppose these changes in front of FERC. APS cannot predict the outcome of these proceedings. Nor can PNW or APS predict whether energy shortages, market priorities, and/or price spikes due to extreme weather conditions will have an impact on its financial position, results of operations or cash flows.

APS’s key elements to delivering reliable power include resource planning, sufficient reserve margins, customer partnerships to manage peak demand, fire mitigation, and operational preparedness. Seasonal readiness procedures at APS also include walkdowns to ensure good material conditions and critical control system surveys. APS also plans for the unexpected by conducting emergency operations drills and coordinating on fire and emergency management with federal, state, and local agencies.
Customer-Focused

Customers are at the core of what APS does every day and its focus remains on its customers and the communities it serves. It is APS’s goal to achieve an industry-leading best-in-class customer experience.

In 2020, APS adopted a number of changes to improve customer experience. It transitioned to a 24/7 care center operation to better serve its customers around the clock. APS improved its call center performance, answering nearly 75% of its more than 1.5 million telephone calls in 30 seconds or less. APS has also made many improvements to its digital experience through its aps.com site, and its overall digital experience continues to improve for its customers. APS has also implemented a project to redesign and improve its customer bills, completing the customer research portion of this project in the first quarter of 2021.

APS also convened a customer advisory board and stakeholder committee in 2020 to serve as a vehicle for gathering valuable qualitative insights, directly from customers and stakeholders, that intends to keep APS apprised of customer needs, wants, and perspectives. Additionally, the customer advisory board is leveraged to identify and diagnose potential customer pain points and to help shape and co-create customer solutions. The customer advisory board completed two engagements in the first quarter of 2021, addressing rate plan simplification and bill redesign.

APS is also providing assistance to residential and business customers that have been impacted by the COVID-19 pandemic. See “COVID-19 Pandemic” above for more information about customer support during COVID-19.

Developing Clean Energy Technologies

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

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement was scheduled to begin in 2021; however, APS terminated the agreement, effective February 16, 2021, because project development could not be sufficiently advanced to support the expected in-service date. In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by June 2022. Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an internal investigation to determine the cause. APS has now completed its investigation of the McMicken battery incident and is working with all counterparties to ensure that the learnings from the investigation, and the corresponding safety requirements, are incorporated into all battery storage projects going forward, including the projects associated with the two above-referenced PPAs. These PPAs were also subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under both agreements is expected to begin in 2022.

We currently plan to install at least 850 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs. Currently, APS has two RFPs in the market that seek energy storage resources: (i) a battery storage RFP for projects to be located at the remaining two AZ Sun sites that were not included in the 2018 RFP referenced in the preceding paragraph; and (ii) an ‘all source’ RFP that solicits both standalone energy storage and renewable energy plus energy storage resources. Such resources are expected to be in service during 2023 and 2024.

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

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS is actively participating in this process, which was submitted in April 2021 to the ACC for review and approval.

Hydrogen Production

Palo Verde, in partnership with Idaho National Laboratory (“INL”) and Energy Harbor Corporation and Xcel Energy Incorporated, has been chosen by the DOE’s Office of Nuclear Energy to participate in a hydrogen production project with the goal to improve the long-term economic competitiveness of the nuclear power industry. The multi-phase project is planned for 2020 through 2023. In the first phase, INL performed a technical and economic assessment of using electricity generated at Palo Verde to produce hydrogen.

Based on the experience from Palo Verde’s utility partners’ demonstration projects and from the Palo Verde-specific technical and economic assessment performed by INL, PNW Hydrogen LLC, a subsidiary of Pinnacle West, recently submitted a request for funding to the DOE’s Office of Nuclear Energy to support moving forward with a hydrogen production pilot.

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

Regulatory Overview

On October 31, 2019, APS filed an application with the ACC seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” in Note 4). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, a (i) $169 million revenue increase, (ii) average annual customer bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism (“AEM”), to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) the CCT plan related to the closure or future closure of coal-fired generation facilities of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

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

On December 4, 2020, the ACC Staff and intervenors filed surrebuttal testimony. The ACC Staff reduced its recommended rate increase to $59.8 million, or an average annual customer bill increase of 1.82%. In RUCO’s surrebuttal, the recommended revenue decrease changed to $50.1 million, or an average annual customer bill decrease of 1.52%.

The hearing concluded on March 3, 2021 and the post-hearing briefing schedule concluded on April 30, 2021. In May 2021, the ACC will be discussing whether to re-open the evidentiary record in APS’s pending rate case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms. APS believes that the rate case record is sufficient, and adjustors provide substantial benefits to customers by supporting critical programs and reflecting changes in utility costs that can be promptly passed along to customers. Pending this decision, the next steps in this rate case are that the Administrative Law Judge will issue a Recommended Order and Opinion and then the ACC will review and consider the matter, which is anticipated to be in the third quarter of 2021. Unfavorable ACC Staff and intervenor positions and recommendations, including modifications or elimination of APS's adjustor cost recovery mechanisms could have a material impact on APS’s financial statements if ultimately adopted by the ACC. APS cannot predict the outcome or timing of this proceeding.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the three-month period ended March 31, 2021 compared with the prior-year period. For the three years 2018 through 2020, APS’s customer growth averaged 2.0% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2021 and for 2021 through 2023 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.5% for the three-month period ended March 31, 2021 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong residential sales due to work-from-home policies, a gradual improvement in sales to commercial and industrial customers, and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. APS expects sales trends to normalize somewhat into 2021 as business activity continues to recover and more people return to work.

For the three years 2018 through 2020, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 0.5% to 1.5% for 2021 and increase on average in the range of 1.0% to 2.0% during 2021 through 2023, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations and excluding the impacts of several new, large manufacturing facilities opening operations in Metro Phoenix. The impact of the new, large manufacturing facilities is likely to increase the expected annual sales growth rate as early as 2022, but demand from these customers remains uncertain at this point. This projected sales growth range also includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by slower than expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. See Note 14 for details of the impacts on the Company as of March 31, 2021. In APS’s 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2021 compared with three-month period ended March 31, 2020.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2021 was $36 million, compared with consolidated net income attributable to common shareholders of $30 million for the prior-year period.  The results reflect an increase of approximately $6 million for the regulated electricity segment primarily due to higher revenue driven by lower refunds in the current year related to the Tax Act, the effects of weather and higher transmission revenue, higher pension and other postretirement non-service credits, partially offset by higher income taxes, including lower amortization of excess deferred taxes and higher operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2021	2020	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$497	$472	$25
Operations and maintenance	(229)	(221)	(8)
Depreciation and amortization	(158)	(154)	(4)
Taxes other than income taxes	(59)	(57)	(2)
Pension and other postretirement non-service credits - net	28	14	14
All other income and expenses, net	15	16	(1)
Interest charges, net of allowance for borrowed funds used during construction	(57)	(55)	(2)
Income taxes	4	20	(16)
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	36	30	6
All other	—	—	—
Net Income Attributable to Common Shareholders	$36	$30	$6

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $25 million higher for the three months ended March 31, 2021 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 4)	$19	$—	$19
Effects of weather	5	1	4
Higher transmission revenues (Note 4)	4	—	4
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	6	7	(1)
Miscellaneous items, net	—	1	(1)
Total	$34	$9	$25

Operations and maintenance.  Operations and maintenance expenses increased $8 million for the three months ended March 31, 2021 compared with the prior-year period primarily because of:

•An increase of $7 million in fossil generation costs primarily due to higher planned outages and higher operating costs;

•An increase of $6 million related to employee benefits;

•A decrease of $4 million in nuclear generation costs; and

•A decrease of $1 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $4 million higher for the three months ended March 31, 2021 compared to the prior-year period primarily due to increased plant in service of $5 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $1 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $14 million higher for the three months ended March 31, 2021 compared to the prior-year period primarily due to actual market returns exceeding estimated returns in 2020.

Income taxes.  Income taxes were $16 million higher for the three months ended March 31, 2021 compared with the prior-year period primarily due to lower amortization of excess deferred taxes and higher pre-tax income, partially offset by a net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2021, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.3 billion, and total capitalization was approximately $12.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

Our consolidated change in cash and cash equivalents for the period ended March 31, 2021 compared to December 31, 2020 was a decrease of $43 million. The change is primarily driven by an increase in cash used for capital expenditures, which is partially offset by cash retained as a result of lower operations and maintenance cost, higher receipts of electric revenues and lower long-term debt repayments. The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$202	$184	$18
Net cash flow used for investing activities	(348)	(341)	(7)
Net cash flow provided by financing activities	103	210	(107)
Net change in cash and cash equivalents	$(43)	$53	$(96)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$203	$194	$9
Net cash flow used for investing activities	(352)	(343)	(9)
Net cash flow provided by financing activities	106	192	(86)
Net change in cash and cash equivalents	$(43)	$43	$(86)

Operating Cash Flows

Three-month period ended March 31, 2021 compared with three-month period ended March 31, 2020.  Pinnacle West’s consolidated net cash provided by operating activities was $202 million in 2021, compared to $184 million in 2020, an increase of $18 million in net cash provided by operating activities primarily due to $41 million lower payments for operations and maintenance cost, $32 million higher cash receipts from electric revenues, partially offset by $52 million higher fuel and purchased power costs and other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 124% funded as of January 1, 2021 and 117% as of January 1, 2020.  Under GAAP, the qualified pension plan was 104% funded as of January 1, 2021 and 97% funded as of January 1, 2020. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan in 2021. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million in 2021 and zero in 2022 and 2023. We do not expect to make any contributions over this period to our other postretirement benefit plans. We continue to monitor COVID-19 and its impact on our retirement plans and other postretirement benefits but we believe, due to our liability driven investment strategy, which helps to minimize the impact of market volatility on our plan’s funded status, our pension plan’s funded status, as measured for GAAP purposes, is still above 95% funded as of March 31, 2021.

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

Investing Cash Flows

Three-month period ended March 31, 2021 compared with three-month period ended March 31, 2020.  Pinnacle West’s consolidated net cash used for investing activities was $348 million in 2021, compared to $341 million in 2020, an increase of $7 million primarily related to increased capital expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2021 compared with three-month period ended March 31, 2020.  Pinnacle West’s consolidated net cash provided by financing activities was $103 million in 2021, compared to $210 million in 2020, a decrease of $107 million in net cash provided.  The decrease in net cash provided by financing activities includes a net decrease in short-term borrowing of $403 million, partially offset by $150 million in higher issuances of long-term debt and lower long-term debt repayments of $150 million.

APS’s consolidated net cash provided by financing activities was $106 million in 2021, compared to $192 million in 2020, a decrease of $86 million in net cash provided.  The decrease in net cash provided by financing activities includes a net decrease in short-term borrowing of $231 million, partially offset by lower long-term debt repayments of $150 million.

Significant Financing Activities.  On April 21, 2021, the Pinnacle West Board of Directors declared a dividend of $0.83 per share of common stock, payable on June 1, 2021 to shareholders of record on May 3, 2021.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement with a new 364-day $31 million term loan agreement that would have matured May 4, 2021. Borrowings under the agreement bore interest at Eurodollar Rate plus 1.40% per annum. At March 31, 2021, Pinnacle West had $15 million in outstanding borrowings under the current agreement, all of which was repaid on April 27, 2021.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

At March 31, 2021, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2021, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $0.3 million of outstanding commercial paper borrowings.

At March 31, 2021, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding, and $199.5 million of outstanding commercial paper borrowings.

See “Financial Assurances” in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2021, the ratio was approximately 54% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power).

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 28, 2021 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

As of March 31, 2021, our fuel and purchased power commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $550 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of March 31, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2020 Form 10-K.  See “Critical Accounting Policies” in Item 7 of the 2020 Form 10-K for further details about our critical accounting policies.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Mark-to-market of net positions at beginning of period	$(13)	$(71)
Decrease (Increase) in regulatory asset	30	(14)
Recognized in OCI:
Mark-to-market losses realized during the period	—	—
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$17	$(85)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2021 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2020 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2021	2022	2023	2024	2025	Total Fair Value
Observable prices provided by other external sources	$3	$1	$(1)	$—	$—	$3
Prices based on unobservable inputs	14	—	—	—	—	14
Total by maturity	$17	$1	$(1)	$—	$—	$17

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2021		December 31, 2020
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$6	$(6)	$4	$(4)
Natural gas	45	(45)	49	(49)
Total	$51	$(51)	$53	$(53)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2021.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2021.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2020 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters, Superfund-related matters and other disputes.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2020 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2020 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.    OTHER INFORMATION

None.

Item 6.         EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West APS
Amendment No. 4, dated April 1, 2021, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to the First National Bank of Boston, as Lessor, and APS, as Lessee

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)