Form 10-Q
period 2021-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2021-08-05
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 29, 2021:	112,785,588
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 29, 2021:	71,264,947

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

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:
•the potential effects of the continued Coronavirus (“COVID-19”) pandemic, including, but not limited to, demand for energy, economic growth, our employees and contractors, supply chain, expenses, capital markets, capital projects, operations and maintenance activities, uncollectable accounts, liquidity, cash flows or other unpredictable events;
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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

OPERATING REVENUES (NOTE 2)	$1,000,249	$929,590	$1,696,724	$1,591,520

OPERATING EXPENSES
Fuel and purchased power	269,835	238,382	468,062	426,903
Operations and maintenance	229,690	219,392	459,745	440,710
Depreciation and amortization	158,750	152,482	316,570	306,561
Taxes other than income taxes	59,495	56,768	118,978	113,536
Other expenses	4,093	692	7,449	1,514
Total	721,863	667,716	1,370,804	1,289,224
OPERATING INCOME	278,386	261,874	325,920	302,296
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,990	8,811	19,197	16,508
Pension and other postretirement non-service credits — net	28,175	14,142	55,966	28,053
Other income (Note 9)	12,207	16,670	24,636	29,239
Other expense (Note 9)	(5,184)	(4,036)	(9,037)	(8,820)
Total	45,188	35,587	90,762	64,980
INTEREST EXPENSE
Interest charges	62,777	62,690	124,715	121,924
Allowance for borrowed funds used during construction	(5,199)	(4,749)	(10,193)	(8,825)
Total	57,578	57,941	114,522	113,099
INCOME BEFORE INCOME TAXES	265,996	239,520	302,160	254,177
INCOME TAXES	46,560	41,061	42,210	20,852
NET INCOME	219,436	198,459	259,950	233,325
Less: Net income attributable to noncontrolling interests (Note 6)	3,739	4,874	8,612	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$215,697	$193,585	$251,338	$223,578

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,882	112,638	112,855	112,616
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	113,223	112,879	113,158	112,871

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.91	$1.72	$2.23	$1.99
Net income attributable to common shareholders — diluted	$1.91	$1.71	$2.22	$1.98

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET INCOME	$219,436	$198,459	$259,950	$233,325

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(286), $513, $(372) and $805	870	(1,549)	1,132	(1,257)
Reclassification of net realized gain, net of tax expense of $0, $87, $0 and $481	—	262	—	282
Pension and other postretirement benefit activity, net of tax benefit (expense) $(21), $334, $(357) and $90	64	(1,009)	1,086	196
Total other comprehensive income	934	(2,296)	2,218	(779)

COMPREHENSIVE INCOME	220,370	196,163	262,168	232,546
Less: Comprehensive income attributable to noncontrolling interests	3,739	4,874	8,612	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$216,631	$191,289	$253,556	$222,799

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,146	$59,968
Customer and other receivables	357,130	313,576
Accrued unbilled revenues	223,918	132,197
Allowance for doubtful accounts (Note 2)	(22,769)	(19,782)
Materials and supplies (at average cost)	340,672	314,745
Fossil fuel (at average cost)	25,074	19,552
Income tax receivable	—	6,792
Assets from risk management activities (Note 7)	82,309	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	300,912	175,835
Other regulatory assets (Note 4)	119,890	115,878
Other current assets	81,901	76,627
Total current assets	1,523,183	1,198,319
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,223,088	1,138,435
Other special use funds (Notes 11 and 12)	358,436	254,509
Other assets	112,091	92,922
Total investments and other assets	1,693,615	1,485,866
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	21,236,805	20,837,885
Accumulated depreciation and amortization	(7,278,877)	(7,110,310)
Net	13,957,928	13,727,575
Construction work in progress	1,062,911	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	96,101	98,036
Intangible assets, net of accumulated amortization	279,911	282,570
Nuclear fuel, net of accumulated amortization	109,110	113,645
Total property, plant and equipment	15,505,961	15,159,210
DEFERRED DEBITS
Regulatory assets (Note 4)	1,173,977	1,133,987
Operating lease right-of-use assets (Note 15)	718,948	505,064
Assets for pension and other postretirement benefits (Note 5)	407,821	502,992
Other	38,073	34,983
Total deferred debits	2,338,819	2,177,026

TOTAL ASSETS	$21,061,578	$20,020,421

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$377,157	$318,585
Accrued taxes	183,037	159,551
Accrued interest	56,864	56,962
Common dividends payable	93,610	93,531
Short-term borrowings (Note 3)	504,700	169,000
Current maturities of long-term debt (Note 3)	150,000	—
Customer deposits	44,419	48,340
Liabilities from risk management activities (Note 7)	1,512	7,557
Liabilities for asset retirements (Note 16)	15,646	15,586
Operating lease liabilities (Note 15)	128,673	74,785
Regulatory liabilities (Note 4)	327,612	229,088
Other current liabilities	140,038	187,448
Total current liabilities	2,023,268	1,360,433
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	6,315,927	6,314,266
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,192,169	2,135,403
Regulatory liabilities (Note 4)	2,443,312	2,450,169
Liabilities for asset retirements (Note 16)	716,344	689,497
Liabilities for pension benefits (Note 5)	163,207	166,484
Liabilities from risk management activities (Note 7)	—	11,062
Customer advances	247,531	221,032
Coal mine reclamation	172,357	170,097
Deferred investment tax credit	187,720	191,372
Unrecognized tax benefits	6,002	5,834
Operating lease liabilities (Note 15)	547,164	361,336
Other	211,678	190,643
Total deferred credits and other	6,887,484	6,592,929
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,819,703 and 112,760,051 issued at respective dates	2,692,015	2,677,482
Treasury stock at cost; 36,153 and 72,006 shares at respective dates	(3,079)	(6,289)
Total common stock	2,688,936	2,671,193
Retained earnings	3,089,266	3,025,106
Accumulated other comprehensive loss	(60,578)	(62,796)
Total shareholders’ equity	5,717,624	5,633,503
Noncontrolling interests (Note 6)	117,275	119,290
Total equity	5,834,899	5,752,793

TOTAL LIABILITIES AND EQUITY	$21,061,578	$20,020,421
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,950	$233,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	350,536	343,173
Deferred fuel and purchased power	(135,905)	(26,473)
Deferred fuel and purchased power amortization	10,828	(4,815)
Allowance for equity funds used during construction	(19,197)	(16,508)
Deferred income taxes	30,231	22,229
Deferred investment tax credit	(3,651)	(3,386)
Stock compensation	13,484	9,130
Changes in current assets and liabilities:
Customer and other receivables	(41,138)	7,767
Accrued unbilled revenues	(91,721)	(63,413)
Materials, supplies and fossil fuel	(31,449)	10,295
Income tax receivable	6,792	4,605
Other current assets	(14,021)	(24,896)
Accounts payable	66,558	17,772
Accrued taxes	23,486	6,588
Other current liabilities	(39,638)	(45,334)
Change in other long-term assets	(118,036)	(4,885)
Change in other long-term liabilities	45,241	(96,142)
Net cash flow provided by operating activities	312,350	369,032
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(681,148)	(676,973)
Contributions in aid of construction	32,104	31,295
Allowance for borrowed funds used during construction	(10,193)	(8,825)
Proceeds from nuclear decommissioning trusts sales and other special use funds	587,842	391,859
Investment in nuclear decommissioning trusts and other special use funds	(588,982)	(393,000)
Other	10,809	3,123
Net cash flow used for investing activities	(649,568)	(652,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	150,000	1,088,886
Short-term borrowing and (repayments) — net	354,700	184,225
Short-term debt borrowings under revolving credit facility	—	751,690
Short-term debt repayments under revolving credit facility	(19,000)	(758,690)
Dividends paid on common stock	(183,500)	(172,566)
Repayment of long-term debt	—	(800,000)
Common stock equity issuance — net of purchases	(176)	(2,204)
Distributions to noncontrolling interests	(10,628)	(11,372)
Net cash flow provided by financing activities	291,396	279,969
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,822)	(3,520)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,968	10,283
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,146	$6,763
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2021	112,791,565	$2,687,052	(44,338)	$(3,776)	$3,060,752	$(61,512)	$124,164	$5,806,680
Net income		—		—	215,697	—	3,739	219,436
Other comprehensive income		—		—	—	934	—	934
Dividends on common stock ($1.66 per share)		—		—	(187,181)	—	—	(187,181)
Issuance of common stock	28,138	4,963		—	—	—	—	4,963
Reissuance of treasury stock for stock-based compensation and other		—	8,185	697	—	—	—	697
Other		—		—	(2)	—	—	(2)
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Balance, June 30, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2020	112,563,610	$2,664,387	(72,302)	$(7,000)	$2,867,610	$(55,579)	$127,414	$5,596,832
Net income		—		—	193,585	—	4,874	198,459
Other comprehensive loss		—		—	—	(2,296)	—	(2,296)
Dividends on common stock ($1.57 per share)		—		—	(176,086)	—	—	(176,086)
Issuance of common stock	27,514	1,131		—	—	—	—	1,131
Purchase of treasury stock (a)		—	(12,346)	(924)	—	—	—	(924)
Reissuance of treasury stock for stock-based compensation and other		—	48,665	4,734	—	—	—	4,734
Other		—		—	—	—	(1)	(1)
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	112,591,124	$2,665,518	(35,983)	$(3,190)	$2,885,109	$(57,875)	$120,915	$5,610,477

(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, Jan 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	251,338	—	8,612	259,950
Other comprehensive income		—		—	—	2,218	—	2,218
Dividends on common stock ($1.66 per share)		—		—	(187,176)	—	—	(187,176)
Issuance of common stock	59,652	14,533			—	—	—	14,533
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Other					(2)	—	1	(1)
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Balance, June 30, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, Jan 1, 2020	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188
Net income		—		—	223,578	—	9,747	233,325
Other comprehensive loss		—		—	—	(779)	—	(779)
Dividends on common stock ($1.57 per share)		—		—	(176,079)	—	—	(176,079)
Issuance of common stock	50,998	5,957		—	—	—	—	5,957
Purchase of treasury stock (a)		—	(33,070)	(3,010)	—	—	—	(3,010)
Reissuance of treasury stock for stock-based compensation and other		—	100,633	9,247	—	—	—	9,247
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	112,591,124	$2,665,518	(35,983)	$(3,190)	$2,885,109	$(57,875)	$120,915	$5,610,477

(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

OPERATING REVENUES (NOTE 2)	$1,000,249	$929,590	$1,696,724	$1,591,520

OPERATING EXPENSES
Fuel and purchased power	269,835	238,382	468,062	426,903
Operations and maintenance	226,698	216,221	453,099	434,486
Depreciation and amortization	158,728	152,460	316,528	306,518
Taxes other than income taxes	59,478	56,758	118,950	113,516
Other expenses	4,093	692	7,449	1,514
Total	718,832	664,513	1,364,088	1,282,937
OPERATING INCOME	281,417	265,077	332,636	308,583
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,990	8,811	19,197	16,508
Pension and other postretirement non-service credits — net	28,234	14,421	56,071	28,683
Other income (Note 9)	11,563	13,272	23,523	24,905
Other expense (Note 9)	(4,261)	(3,859)	(7,611)	(8,527)
Total	45,526	32,645	91,180	61,569
INTEREST EXPENSE
Interest charges	59,930	56,802	119,318	112,538
Allowance for borrowed funds used during construction	(5,199)	(4,749)	(10,193)	(8,825)
Total	54,731	52,053	109,125	103,713
INCOME BEFORE INCOME TAXES	272,212	245,669	314,691	266,439
INCOME TAXES	48,725	43,677	51,044	24,229
NET INCOME	223,487	201,992	263,647	242,210
Less: Net income attributable to noncontrolling interests (Note 6)	3,739	4,874	8,612	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$219,748	$197,118	$255,035	$232,463

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET INCOME	$223,487	$201,992	$263,647	$242,210

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax benefit of $0, $0, $0 and $292	—	—	—	292
Reclassification of net realized gain, net of tax expense $0, $87, $0 and $481	—	262	—	282
Pension and other postretirement benefits activity, net of tax benefit (expense) $(53), $361, $(357) and $124	159	(1,090)	1,086	(77)
Total other comprehensive income	159	(828)	1,086	497

COMPREHENSIVE INCOME	223,646	201,164	264,733	242,707
Less: Comprehensive income attributable to noncontrolling interests	3,739	4,874	8,612	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$219,907	$196,290	$256,121	$232,960

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$21,233,344	$20,834,424
Accumulated depreciation and amortization	(7,275,617)	(7,107,058)
Net	13,957,727	13,727,366
Construction work in progress	1,062,911	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	96,101	98,036
Intangible assets, net of accumulated amortization	279,755	282,415
Nuclear fuel, net of accumulated amortization	109,110	113,645
Total property, plant and equipment	15,505,604	15,158,846

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,223,088	1,138,435
Other special use funds (Notes 11 and 12)	358,436	254,509
Other assets	68,248	46,010
Total investments and other assets	1,649,772	1,438,954

CURRENT ASSETS
Cash and cash equivalents	11,954	57,310
Customer and other receivables	357,023	312,644
Accrued unbilled revenues	223,918	132,197
Allowance for doubtful accounts (Note 2)	(22,769)	(19,782)
Materials and supplies (at average cost)	340,672	314,745
Fossil fuel (at average cost)	25,074	19,552
Assets from risk management activities (Note 7)	82,309	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	300,912	175,835
Other regulatory assets (Note 4)	119,890	115,878
Other current assets	51,482	47,593
Total current assets	1,490,465	1,158,903

DEFERRED DEBITS
Regulatory assets (Note 4)	1,173,977	1,133,987
Operating lease right-of-use assets (Note 15)	717,411	503,475
Assets for pension and other postretirement benefits (Note 5)	400,414	495,673
Other	37,210	34,413
Total deferred debits	2,329,012	2,167,548

TOTAL ASSETS	$20,974,853	$19,924,251

 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,871,696	2,871,696
Retained earnings	3,284,989	3,216,955
Accumulated other comprehensive loss	(39,832)	(40,918)
Total shareholder equity	6,295,015	6,225,895
Noncontrolling interests (Note 6)	117,275	119,290
Total equity	6,412,290	6,345,185
Long-term debt less current maturities (Note 3)	5,819,198	5,817,945
Total capitalization	12,231,488	12,163,130
CURRENT LIABILITIES
Short-term borrowings (Note 3)	495,000	—
Accounts payable	369,905	311,699
Accrued taxes	193,409	148,970
Accrued interest	56,202	56,322
Common dividends payable	93,500	93,500
Customer deposits	44,419	48,340
Liabilities from risk management activities (Note 7)	1,512	7,557
Liabilities for asset retirements (Note 16)	15,646	15,586
Operating lease liabilities (Note 15)	128,578	74,695
Regulatory liabilities (Note 4)	327,612	229,088
Other current liabilities	142,926	190,420
Total current liabilities	1,868,709	1,176,177
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,192,580	2,143,673
Regulatory liabilities (Note 4)	2,443,312	2,450,169
Liabilities for asset retirements (Note 16)	716,344	689,497
Liabilities for pension benefits (Note 5)	146,728	148,943
Liabilities from risk management activities (Note 7)	—	11,062
Customer advances	247,531	221,032
Coal mine reclamation	172,357	170,097
Deferred investment tax credit	187,720	191,372
Unrecognized tax benefits	39,995	39,410
Operating lease liabilities (Note 15)	545,534	359,653
Other	182,555	160,036
Total deferred credits and other	6,874,656	6,584,944
COMMITMENTS AND CONTINGENCIES (NOTE 8)
TOTAL LIABILITIES AND EQUITY	$20,974,853	$19,924,251

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263,647	$242,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	350,494	343,130
Deferred fuel and purchased power	(135,905)	(26,473)
Deferred fuel and purchased power amortization	10,828	(4,815)
Allowance for equity funds used during construction	(19,197)	(16,508)
Deferred income taxes	23,161	15,233
Deferred investment tax credit	(3,651)	(3,386)
Changes in current assets and liabilities:
Customer and other receivables	(41,963)	824
Accrued unbilled revenues	(91,721)	(63,413)
Materials, supplies and fossil fuel	(31,449)	10,295
Income tax receivable	—	7,313
Other current assets	(12,636)	(19,752)
Accounts payable	66,192	17,915
Accrued taxes	44,439	14,551
Other current liabilities	(39,749)	(40,381)
Change in other long-term assets	(114,154)	(7,356)
Change in other long-term liabilities	46,327	(91,983)
Net cash flow provided by operating activities	314,663	377,404
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(681,148)	(676,973)
Contributions in aid of construction	32,104	31,295
Allowance for borrowed funds used during construction	(10,193)	(8,825)
Proceeds from nuclear decommissioning trusts sales and other special use funds	587,842	391,859
Investment in nuclear decommissioning trusts and other special use funds	(588,982)	(393,000)
Other	2,986	(169)
Net cash flow used for investing activities	(657,391)	(655,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	591,936
Short-term borrowings and (repayments) — net	495,000	219,900
Short-term debt borrowings under revolving credit facility	—	540,000
Short-term debt repayments under revolving credit facility	—	(540,000)
Repayment of long-term debt	—	(350,000)
Dividends paid on common stock	(187,000)	(176,000)
Distributions to noncontrolling interests	(10,628)	(11,372)
Net cash flow provided by financing activities	297,372	274,464
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,356)	(3,945)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,310	10,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,954	$6,224

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2021	71,264,947	$178,162	$2,871,696	$3,252,244	$(39,991)	$124,164	$6,386,275
Net Income		—	—	219,748	—	3,739	223,487
Other comprehensive income		—	—	—	159	—	159
Dividends on common stock		—	—	(187,000)	—	—	(187,000)
Other		—	—	(3)	—	—	(3)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Balance, June 30, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2020	71,264,947	$178,162	$2,721,696	$3,047,269	$(34,197)	$127,414	$6,040,344
Net Income		—	—	197,118	—	4,874	201,992
Other comprehensive loss		—	—	—	(828)	—	(828)
Dividends on common stock		—	—	(176,000)	—	—	(176,000)
Other		—	—	2	—	(1)	1
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	71,264,947	$178,162	$2,721,696	$3,068,389	$(35,025)	$120,915	$6,054,137

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	255,035	—	8,612	263,647
Other comprehensive income		—	—	—	1,086	—	1,086
Dividends on common stock		—	—	(187,000)			(187,000)
Other		—	—	(1)	—	1	—
Capital activities by noncontrolling activities		—	—		—	(10,628)	(10,628)
Balance, June 30, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2020	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803
Net Income		—	—	232,463	—	9,747	242,210
Other comprehensive income		—	—	—	497	—	497
Dividends on common stock		—	—	(176,000)	—	—	(176,000)
Other		—	—	(1)	—	—	(1)
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	71,264,947	$178,162	$2,721,696	$3,068,389	$(35,025)	$120,915	$6,054,137

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid (received) during the period for:
Income taxes, net of refunds	$(788)	$(3,028)
Interest, net of amounts capitalized	112,010	107,417
Significant non-cash investing and financing activities:
Accrued capital expenditures	$105,515	$87,815
Dividends accrued but not yet paid	93,610	88,066

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid (received) during the period for:
Income taxes, net of refunds	$3,317	$—
Interest, net of amounts capitalized	107,044	100,991
Significant non-cash investing and financing activities:
Accrued capital expenditures	$105,515	$87,815
Dividends accrued but not yet paid	93,500	88,000

2.    Revenue
Sources of Revenue
The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail Electric Revenue
Residential	$531,717	$515,128	$872,555	$840,201
Non-Residential	420,995	381,121	735,778	684,472
Wholesale Energy Sales	18,007	15,927	35,604	30,595
Transmission Services for Others	22,579	14,766	41,572	30,693
Other Sources	6,951	2,648	11,215	5,559
Total operating revenues	$1,000,249	$929,590	$1,696,724	$1,591,520

Retail Electric Revenue. Pinnacle West’s retail electric revenue is generated by wholly-owned regulated subsidiary APS’s sale of electricity to our regulated customers within the authorized service territory

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2021 were $980 million and $1,663 million, respectively and for the three and six months ended June 30, 2020 were $915 million and $1,563 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2021 our revenues that do not qualify as revenue from contracts with customers were $20 million and $34 million, respectively, and for the three and six months ended June 30, 2020 were $15 million and $29 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2021 or December 31, 2020.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2020, due to the COVID-19 pandemic we voluntarily suspended disconnections of customers for nonpayment. The suspension of customer disconnections was extended from March 13, 2020 through December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and certain customers with past due balances were placed on eight-month payment arrangements. During this time our disconnection policies were also impacted by the Summer Disconnection Moratorium. These circumstances and the on-going COVID-19 pandemic have impacted our allowance for doubtful accounts, including our write-off factor. We continue to monitor the impacts of COVID-19, our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor and allowance for doubtful accounts. See Note 4 for additional details.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2021	December 31, 2020
Allowance for doubtful accounts, balance at beginning of period	$19,782	$8,171
Bad debt expense	10,048	20,633
Actual write-offs	(7,061)	(9,022)
Allowance for doubtful accounts, balance at end of period	$22,769	$19,782

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement with a new 364-day $31 million term loan agreement that would have matured May 4, 2021. Borrowings under the agreement bore interest at Eurodollar Rate plus 1.40% per annum. Pinnacle West repaid this agreement on April 27, 2021.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes.

On May 28, 2021, Pinnacle West replaced its $200 million revolving credit facility that would have matured on July 11, 2023, with a new $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2021, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding under the credit facility and $9.7 million of outstanding commercial paper borrowings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS

On May 28, 2021, APS replaced its two $500 million revolving credit facilities that would have matured in June 2022 and July 2023, with two new $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS's $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $495 million of outstanding commercial paper borrowings.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$646,729	$654,095	$496,321	$509,050
APS	5,819,198	6,746,984	5,817,945	7,103,791
Total	$6,465,927	$7,401,079	$6,314,266	$7,612,841

4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS will continue to waive late payment fees until October 15, 2021. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic, the Summer Disconnection Moratorium (defined below) and the related write-offs of customer delinquent accounts. In February 2021, due to COVID-19 APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset was implemented with 50% of the increase effective April 2021 and the remaining 50% increase effective November 2021 (see below for discussion of EIS, TEAM Phase II and PSA).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the Demand Side Management (“DSM”) Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. APS has refunded approximately $43 million to customers. The additional $7 million over the approved amount of $36 million was the result of the kWh credit being based on historic consumption, which was different than actual consumption in the refund period. The difference was recorded to the DSM balancing account and was included in the 2021 DSM Implementation Plan, which was approved by the ACC on June 13, 2021 (see below for discussion of the DSM Adjustor Charge).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC in this rate case. The ACC Staff recommends, among other things, a (i) $89.7 million revenue increase, (ii) average annual customer bill increase of 2.7%, (iii) return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommends, among other things, a (i) $20.8 million revenue decrease, (ii) average annual customer bill decrease of 0.63%, (iii) return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project. Upon conclusion of APS's rate case and the completion of the deferral mechanisms, approximately $110 million of on-going operating costs related to the Four Corners SCR project and the Ocotillo modernization project will start to be reflected on APS’s income statement.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The hearing concluded on March 3, 2021 and the post-hearing briefing schedule concluded on April 30, 2021. In May 2021, the ACC declined to re-open the evidentiary record in APS’s pending rate case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms.

On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in APS’s rate case (the “2019 Rate Case ROO”). The 2019 Rate Case ROO recommends, among other things, a (i) $111 million base revenue decrease, (ii) return on equity for original cost rate base of 9.16%, (iii) a 0.15% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.10% reduction to return on equity resulting in an effective fair value return of 0.05%, (iv) nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project (see "Four Corners SCR Cost Recovery" below for additional information), (v) recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral and (vi) a 15% disallowance of annual amortization of Navajo Plant regulatory asset recovery. The 2019 Rate Case ROO also recommended that the CCT plan include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Generating Station. These amounts would be recoverable from APS’s customers through the RES. APS expects to file an exception regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO and APS is continuing to evaluate any additional exceptions it may file. The 2019 Rate Case ROO will be discussed at an upcoming ACC open meeting. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. On September 23, 2020, the ACC approved the 2020 RES Implementation Plan, including a waiver of the residential distributed energy requirements for the 2020 implementation year. In addition, the ACC approved the implementation of a new pilot program that incentivizes Arizona households to install at-home battery systems. Recovery of the costs associated with the pilot will be addressed in the 2021 Demand Side Management Implementation Plan (“DSM Plan”).

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2021 contained in the RES rules. In the 2021 RES Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic in 2020. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan including a waiver of the residential distributed energy requirements for the 2021 implementation year. As part of the approval, the ACC authorized APS to collect $68.3 million through the Renewable Energy Adjustment Charge to support APS's RES programs.

On May 21, 2021, the ACC adopted a clean energy rules package which would require APS to meet certain clean energy standards and technology procurement mandates, obtain approval for its action plan included in its IRP, and seek cost recovery in a rate process. The adopted rules included substantial changes since the original Recommended Opinion and Order, and thus will require supplemental rulemaking before taking effect. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” below for more information.

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS’s budget proposal supports existing approved projects and commitments and requests a

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
permanent waiver of the residential and non-residential distributed energy requirements for 2022 contained in the RES rules. The ACC has not yet ruled on the 2022 RES Implementation Plan.

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

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. APS has refunded approximately $43 million to customers. The additional $7 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. The difference was recorded to the DSM balancing account and was included in the 2021 DSM Implementation Plan, which was approved by the ACC on June 13, 2021.

On December 31, 2020, APS filed its 2021 DSM Plan, which requested a budget of $63.7 million and continued APS’s focus on DSM strategies, such as peak demand reduction, load shifting, storage and electrification strategies, as well as enhanced assistance to customers impacted economically by COVID-19. On April 6, 2021, APS filed an amended 2021 DSM Plan that proposed an additional performance incentive for customers participating in the residential energy storage pilot approved in the 2020 RES Implementation Plan. On July 13, 2021, the ACC approved the amended 2021 DSM Plan.

On April 20, 2021, APS filed a request to extend the June 1, 2021 deadline to file its 2022 DSM Plan until 120 days after the ACC has taken action on APS's amended 2021 DSM Plan. The ACC approved this request on June 8, 2021.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$175,835	$70,137
Deferred fuel and purchased power costs — current period	135,905	26,473
Amounts (charged) refunded to customers	(10,828)	4,815
Ending balance	$300,912	$101,425

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

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh and consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase, compared to the 2020 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. This left $215.9 million of fuel and purchased power costs above this annual cap which will be reflected in future year resets of the PSA. These rates were to be effective on February 1, 2021 but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA, with 50% of the rate increase effective in April 2021 and the remaining 50% of the increase effective in November 2021. The PSA rate implemented on April 1, 2021 was $0.001544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. On November 1, 2021, the remaining increase will be implemented to a rate of $0.003544 per kWh and will consist of a forward component of $(0.004444) per kWh and a historical component of $0.007988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit, which is currently underway, to better understand the factors that contributed to the increase. APS cannot predict the outcome of this audit.

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA. On December 29, 2020, the ACC Staff filed its report and recommended the storage costs be included in the PSA once the systems are in-service. On January 12, 2021, the ACC approved this application but did not rule on the prudency.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Effective June 1, 2019, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $25.8 million for the twelve-month period beginning June 1, 2019 in accordance with the FERC-approved formula. Of this amount, wholesale customer rates increased by $21.1 million and retail customer rates would have increased by approximately $4.7 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved TCA balancing account, the retail revenue requirement increased by a total of $4.9 million, resulting in a decrease to residential rates and an increase to commercial rates. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2019.

Effective June 1, 2020, APS’s annual wholesale transmission revenue requirement for all users of its transmission system decreased by approximately $6.1 million for the twelve-month period beginning June 1, 2020 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by $4.8 million and retail customer rates would have decreased by approximately $10.9 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by a total of $7.4 million, resulting in reductions to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2020.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 1, 2021, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $4 million for the twelve-month period beginning June 1, 2021 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates decreased by approximately $3.2 million and retail customer rates would have increased by approximately $7.2 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by $28.4 million, resulting in reductions to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2021.

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

On February 15, 2018, APS filed its 2018 annual LFCR adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million. On February 6, 2019, the ACC approved the 2018 annual LFCR adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). On July 10, 2019, the ACC approved APS’s 2019 LFCR adjustment as filed, effective with the next billing cycle of July 2019. On February 14, 2020, APS filed its 2020 annual LFCR adjustment, requesting that effective May 1, 2020, the annual LFCR recovery amount be reduced to $26.6 million (a $9.6 million decrease from previous levels). On April 14, 2020, the ACC approved the 2020 LFCR adjustment as filed, effective with the first billing cycle in May 2020. On February 15, 2021, APS filed its 2021 annual LFCR adjustment, requesting that effective May 1, 2021, the annual LFCR recovery amount be increased to $38.5 million (an $11.8 million increase from previous levels). On April 13, 2021, the ACC voted not to approve the requested $11.8 million increase to the annual LFCR adjustment, thus the previously approved rates continue to remain intact. The $11.8 million will continue to be maintained in the LFCR regulatory asset balancing account and will be included in APS’s next LFCR application filing in accordance with the compliance requirements.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Burns’ position as an ACC commissioner ended on January 4, 2021. Nevertheless, Burns filed a motion with the Court of Appeals arguing that the appeal was not mooted by this fact and the court should decide the matter. Both APS and the ACC filed responses opposing the motion and asserting that the matter is moot. On March 4, 2021, the Court of Appeals found Burns’ motion to be moot because the Court of Appeals had issued an opinion deciding the matter that same day. In its March 4, 2021 opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC's 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021 requesting that the petition be denied. The grant of review by the Arizona Supreme Court is discretionary. Pinnacle West and APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The ACC discussed the final draft energy rules at several different meetings in 2020. On October 14, 2020, the ACC passed one amendment to ACC Staff’s final draft energy rules that would have required electric utilities to obtain 35% of peak load (as measured in 2020) by 2030 from DSM resources, including traditional energy efficiency, demand response and other programs aimed at reducing energy usage, peak demand management and load shifting. This standard aligned with the proposed rules’ three-year resource planning cycle and allowed recovery of costs through existing mechanisms until the ACC issues a decision in a future rate proceeding. On October 29, 2020, the ACC approved an amendment that would have required electric utilities to reduce their carbon emissions over 2016-2018 levels by 50% by 2032; 75% by 2040; and 100% by 2050. The ACC also approved an amendment that required utilities to install energy storage systems with an aggregate capacity equal to 5% of each utility’s 2020 peak demand by 2035, of which 40% must be derived from customer-owned or customer-leased distributed storage. Another approved amendment modified the resource planning process, including requirements for the ACC to approve a utility’s load forecast and resource plan, and for a utility to perform an all-source request for information to guide its resource plan. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In May 2021, the ACC adopted clean energy rules based on a series of ACC amendments. The adopted rules include a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050 and 95% reduction by December 31, 2060. Since the adopted clean energy rules differ substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures will be required before the rules become effective. APS cannot predict the outcome of this matter.

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

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. ACC stakeholder meetings were held in September 2019, October 2019 and January 2020 regarding the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to choose between a temperature threshold (above 95 degrees and below 32 degrees) or calendar threshold (June 1 – October 15) for disconnection moratoriums. The ACC held two public comment sessions on the draft rules

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and will conduct a final vote before the rules become effective. The Summer Disconnection Moratorium will remain in effect until the ACC formalizes the final rules package.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2020, the ACC discussed this report but did not take any action. APS cannot predict if any action will be taken by the ACC at this time.

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, $24 million of which is being returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

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

On August 2, 2021, the 2019 Rate Case ROO recommended a disallowance of approximately $399 million of SCR plant investments and $61 million of SCR cost deferrals. The ACC has not issued a decision on this matter, but if the recommendation regarding the Four Corners SCR project in the 2019 Rate Case ROO is adopted and ordered by the ACC, APS would be required to record a write-off related to the SCR cost deferrals. As of June 30, 2021, the SCR cost deferral balance is approximately $75 million net of accumulated deferred income taxes. In addition, if the recommendation regarding the SCR plant investment disallowance in the 2019 Rate Case ROO is adopted and ordered by the ACC, the amount of any loss will be determined based on the value of the SCR plant investment assets at the time the disallowance is probable and estimable and could also be affected by other regulatory and legal considerations. As of June 30, 2021, the value of the SCR plant investments is approximately $320 million, net of accumulated deferred income taxes. If a disallowance of all or a portion of the SCR plant investments is determined to be estimable and probable, or if regulatory recovery of all or a portion of the deferred costs is determined to no longer be probable, it is reasonably possible that APS will recognize a material loss on the SCR investments and cost deferrals. For the period ended June 30, 2021, based on the fact that the 2019 Rate Case ROO is not a final decision and that APS intends to file exceptions to the 2019 Rate Case ROO related to the recommended disallowance of SCR plant investments and cost deferrals, among other factors, APS has not recorded any adjustments to write-off or write-down the SCR plant investments or cost deferrals. The pollution control assets are used and useful and are required to operate Four Corners and APS believes that these SCR investments were prudently

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
incurred. APS cannot predict the final outcome of the decision on this matter nor reasonably estimate the amount of any potential loss.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($48.9 million as of June 30, 2021), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.

Navajo Plant

The Navajo Plant ceased operations in November 2019. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allows for decommissioning activities to begin after the plant ceased operations.
APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($67 million as of June 30, 2021) plus a return on the net book value as well as other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset ($17.5 million as of June 30, 2021). APS believes it will be allowed recovery of the net book value, retirement and closure costs, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS’s remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted. On August 2, 2021, the 2019 Rate Case ROO recommended that APS record 15% of the annual amortization of the regulatory asset as a non-operating expense. If the recommendation regarding the Navajo Plant in the 2019 Rate Case ROO is adopted and ordered by the ACC, APS does not expect this to have a material impact on its financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$496,372	$—	$469,953
Deferred fuel and purchased power (b) (c)	2022	300,912	—	175,835	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2051	7,169	161,279	7,169	158,776
Retired power plant costs	2033	28,182	100,123	28,181	114,214
Ocotillo deferral	N/A	—	124,919	—	95,723
SCR deferral	N/A	—	95,171	—	81,307
Deferred property taxes	2027	8,569	45,342	8,569	49,626
Lost fixed cost recovery (b)	2022	53,087	—	41,807	—
Deferred compensation	2036	—	35,806	—	36,195
Four Corners cost deferral	2024	8,077	20,037	8,077	24,075
Income taxes — investment tax credit basis adjustment	2049	1,113	23,807	1,113	24,291
Palo Verde VIEs (Note 6)	2046	—	21,174	—	21,255
Coal reclamation	2026	1,068	16,465	1,068	16,999
Loss on reacquired debt	2038	1,648	10,128	1,689	10,877
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	9,214	332	9,380
Tax expense adjustor mechanism (b)	2021	7,956	—	6,226	—
Demand side management (b)	2022	—	7,269	—	7,268
Tax expense of Medicare subsidy	2024	1,235	3,167	1,235	3,704
TCA balancing account (b)	2023	—	1,903	—	—
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	—	—	3,341	9,244
PSA interest	2022	133	—	4,355	—
Other	Various	1,321	1,801	2,716	1,100
Total regulatory assets (d)		$420,802	$1,173,977	$291,713	$1,133,987

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes — ACC - Tax Act (a)	2046	$41,381	$993,982	$41,330	$1,012,583
Excess deferred income taxes — FERC - Tax Act (a)	2058	7,240	225,995	7,240	229,147
Asset retirement obligations	2057	—	567,900	—	506,049
Other postretirement benefits	(d)	47,798	314,218	37,705	349,588
Removal costs	(c)	69,348	61,601	52,844	103,008
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	82,082	27,305	—	—
Income taxes — change in rates	2050	2,839	65,319	2,839	66,553
Four Corners coal reclamation	2038	5,461	49,904	5,460	49,435
Income taxes — deferred investment tax credit	2049	2,231	47,677	2,231	48,648
Spent nuclear fuel	2027	6,510	41,815	6,768	44,221
Renewable energy standard (b)	2022	30,665	—	39,442	103
Property tax deferral	N/A	—	16,188	—	13,856
Demand side management (b)	2022	3,149	12,457	10,819	—
Sundance maintenance	2031	556	12,312	2,989	11,508
FERC transmission true up	2023	7,547	3,511	6,598	3,008
TCA balancing account (b)	2023	10,750	159	2,902	4,672
Tax expense adjustor mechanism (b) (e)	2021	7,148	—	7,089	—
Deferred gains on utility property	2022	2,423	333	2,423	1,544
Active union medical trust	N/A	—	2,347	—	6,057
Other	Various	484	289	409	189
Total regulatory liabilities		$327,612	$2,443,312	$229,088	$2,450,169

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost — benefits earned during the period	$14,939	$13,859	$30,618	$28,116	$4,341	$5,401	$8,898	$11,118
Non-service costs (credits):
Interest cost on benefit obligation	24,614	29,522	49,283	59,283	4,095	6,417	8,257	12,929
Expected return on plan assets	(50,706)	(46,915)	(101,314)	(93,721)	(10,361)	(10,019)	(20,722)	(20,038)
Amortization of:
Prior service credit	—	—	—	—	(9,427)	(9,394)	(18,854)	(18,788)
Net actuarial loss (gain)	3,989	8,295	7,974	17,306	(2,641)	—	(5,046)	—
Net periodic benefit cost/(benefit)	$(7,164)	$4,761	$(13,439)	$10,984	$(13,993)	$(7,595)	$(27,467)	$(14,779)
Portion of cost/(benefit) charged to expense	$(8,614)	$271	$(16,625)	$1,613	$(9,608)	$(5,056)	$(19,136)	$(10,512)

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2021 of $4 million and $9 million, respectively, and for the three and six months ended June 30, 2020 of $5 million and $10 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2021	December 31, 2020
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$96,101	$98,036
Equity — Noncontrolling interests	117,275	119,290

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2021	December 31, 2020
Power	GWh	368	368
Gas	Billion cubic feet	189	205

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gains and Losses from Derivative Instruments

The following table provides information about APS’s gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2021	2020	2021	2020
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$—	$(349)	$—	$(763)

(a)During the three and six months ended June 30, 2021 and 2020, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.
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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2021	2020	2021	2020
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$95,116	$(4,894)	$121,975	$(34,971)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
located in the assets and liabilities from risk management activities and other assets lines of our Condensed Consolidated Balance Sheets.

As of June 30, 2021: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$83,677	$(1,368)	$82,309	$—	$82,309
Investments and other assets	27,305	—	27,305	—	27,305
Total assets	110,982	(1,368)	109,614	—	109,614

Current liabilities	(1,595)	1,368	(227)	(1,285)	(1,512)
Deferred credits and other	—	—	—	—	—
Total liabilities	(1,595)	1,368	(227)	(1,285)	(1,512)
Total	$109,387	$—	$109,387	$(1,285)	$108,102

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2021, we have two counterparties for which our exposure represents approximately 35% of Pinnacle West’s $110 million of risk management assets. This exposure relates to master agreements with counterparties and both are rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2021
Aggregate fair value of derivative instruments in a net liability position	$1,595
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered	—

    We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $87 million if our debt credit ratings were to fall below investment grade.

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

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident of up to approximately $13.5 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers (“ANI”).  The remaining balance of approximately $13.1 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

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

Contractual Obligations

As of June 30, 2021, our fuel and purchased power commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $624 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of June 30, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations. See Note 6 for discussion regarding changes to our contractual obligations related to the Palo Verde sale leaseback transactions.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS during the fourth quarter of 2021. We estimate that our costs related to this investigation and study will be approximately $3 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

Arizona Attorney General Matter

APS received civil investigative demands from the Attorney General seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, $24 million of which is being returned to customers as restitution.

Four Corners SCR Cost Recovery

As part of APS's rate case filing in 2019, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On August 2, 2021, the 2019 Rate Case ROO recommended a disallowance of approximately $399 million of SCR plant investments and $61 million of SCR cost deferrals. The ACC has not issued a decision on this matter, but if the recommendation regarding the Four Corners SCR project in the 2019 Rate Case ROO is adopted and ordered by the ACC, APS would be required to record a write-off related to the SCR cost deferrals. As of June 30, 2021, the SCR cost deferral balance is approximately $75 million net of accumulated deferred income taxes. In addition, if the recommendation regarding the SCR plant investment disallowance in the 2019 Rate Case ROO is adopted and ordered by the ACC, the amount of any loss will be determined based on the value of the SCR plant investment assets at the time the disallowance is probable and estimable and could also be affected by other regulatory and legal considerations. As of June 30, 2021, the value of the SCR plant investments is approximately $320 million, net of accumulated deferred income taxes. If a disallowance of all or a portion of the SCR plant investments is determined to be estimable and probable, or if regulatory recovery of all or a portion of the deferred costs is determined to no longer be probable, it is reasonably possible that APS will recognize a material loss on the SCR investments and cost deferrals. For the period ended June 30, 2021, based on the fact that the 2019 Rate Case ROO is not a final decision and that APS intends to file exceptions to the 2019 Rate Case ROO related to the recommended disallowance of SCR plant investments and cost deferrals, among other factors, APS has not recorded any adjustments to write-off or write-down the SCR plant investments or cost deferrals. The pollution control assets are used and useful and are required to operate Four Corners and APS believes that these SCR investments were prudently incurred. APS cannot predict the final outcome of the decision on this matter nor reasonably estimate the amount of any potential loss.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

•Based on an August 21, 2018 D.C. Circuit decision, which vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, EPA recently proposed corresponding changes to federal CCR regulations. On July 29, 2020, EPA took final action on new regulations establishing revised deadlines for initiating the closure of unlined CCR surface impoundments, April 11, 2021 at the latest. All APS disposal units subject to these closure requirements were closed as of April 11, 2021.

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

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021 at the latest (except for those disposal units subject to alternative closure). APS initiated an assessment of corrective measures on January 14, 2019 and expects such assessment will continue through late-2021. As part of this assessment, APS continues to gather additional groundwater data and perform remedial evaluations as to the CCR disposal units at Cholla and Four Corners undergoing corrective action. In addition, APS will solicit input from the public, host public hearings, and select remedies as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred over 30 years. The analysis needed to perform a similar cost estimate for Cholla remains ongoing at this time. As APS continues to implement the CCR rule’s corrective

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe the cost estimates for Cholla and any potential change to the cost estimate for Four Corners would have a material impact on our financial position, results of operations or cash flows.

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

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019 filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020 and the EAB denied the environmental group petition on September 30, 2020. On January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit. The September 2019 permit remains in effect pending this appeal. The parties are presently engaged in mediation to settle this dispute. We cannot predict the outcome of this appeal proceeding, the ongoing mediation, and, if such appeal is successful, whether that outcome will have a material impact on our financial position, results of operations, or cash flows.

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018 from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of June 30, 2021, the note has a remaining balance of $18 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2021, standby letters of credit totaled $5.3 million and would have expired in 2021, subsequently in April of 2021 an extension was effective that reset the expiration dates to 2022. As of June 30, 2021, surety bonds expiring through 2022 totaled $16 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2021. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of June 30, 2021 are immaterial in amount (approximately $2 million) and the PTC Guarantees (approximately $38 million as of June 30, 2021) are

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
currently expected to be terminated ten years following the commercial operation date of the applicable project.

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income:
Interest income	$1,687	$2,755	$3,635	$6,032
Investment gains - net	—	2,826	—	2,826
Debt return on Four Corners SCR deferrals (Note 4)	4,089	4,249	8,175	7,389
Debt return on Ocotillo modernization project (Note 4)	6,391	6,703	12,783	12,847
Miscellaneous	40	137	43	145
Total other income	$12,207	$16,670	$24,636	$29,239
Other expense:
Non-operating costs	(4,102)	(2,290)	(6,039)	(4,948)
Investment gains (losses) — net	(431)	—	(774)	60
Miscellaneous	(651)	(1,746)	(2,224)	(3,932)
Total other expense	$(5,184)	$(4,036)	$(9,037)	$(8,820)

    The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income:
Interest income	$1,047	$2,183	$2,528	$4,524
Debt return on Four Corners SCR deferrals (Note 4)	4,089	4,249	8,175	7,389
Debt return on Ocotillo modernization project (Note 4)	6,391	6,703	12,783	12,847
Miscellaneous	36	137	37	145
Total other income	$11,563	$13,272	$23,523	$24,905
Other expense:
Non-operating costs	(3,615)	(2,113)	(5,392)	(4,595)
Miscellaneous	(646)	(1,746)	(2,219)	(3,932)
Total other expense	$(4,261)	$(3,859)	$(7,611)	$(8,527)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$215,697	$193,585	$251,338	$223,578
Weighted average common shares outstanding — basic	112,882	112,638	112,855	112,616
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	341	241	303	255
Weighted average common shares outstanding — diluted	113,223	112,879	113,158	112,871
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.91	$1.72	$2.23	$1.99
Net income attributable to common shareholders — diluted	$1.91	$1.71	$2.22	$1.98

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables

The following table presents the fair value at June 30, 2021 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$84,594	$26,388	$(1,368)	(a)	$109,614
Nuclear decommissioning trust:
Equity securities	22,749	—	—	(9,506)	(b)	13,243
U.S. commingled equity funds	—	—	—	702,836	(c)	702,836
U.S. Treasury debt	167,584	—	—	—		167,584
Corporate debt	—	150,681	—	—		150,681
Mortgage-backed securities	—	119,481	—	—		119,481
Municipal bonds	—	59,876	—	—		59,876
Other fixed income	—	9,387	—	—		9,387
Subtotal nuclear decommissioning trust	190,333	339,425	—	693,330		1,223,088

Other special use funds:
Equity securities	19,904	—	—	952	(b)	20,856
U.S. Treasury debt	324,418	—	—	—		324,418
Municipal bonds	—	13,162	—	—		13,162
Subtotal other special use funds	344,322	13,162	—	952		358,436

Total assets	$534,655	$437,181	$26,388	$692,914		$1,691,138
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(1,586)	$(9)	$83	(a)	$(1,512)

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $18.2 million as of June 30, 2021 and $27.1 million as of December 31, 2020, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$725,585	$19,904	$745,489		$510,432	$—
Available for sale-fixed income securities	507,009	337,580	844,589	(a)	31,269	(1,357)
Other	(9,506)	952	(8,554)	(b)	—	—
Total	$1,223,088	$358,436	$1,581,524		$541,701	$(1,357)

(a)As of June 30, 2021, the amortized cost basis of these available-for-sale investments is $815 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$639,851	$37,337	$677,188		$421,666	$—
Available for sale-fixed income securities	516,412	216,668	733,080	(a)	46,581	(398)
Other	(17,828)	504	(17,324)	(b)	—	—
Total	$1,138,435	$254,509	$1,392,944		$468,247	$(398)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2021
Realized gains	$1,406	$—	$1,406
Realized losses	(1,146)	—	(1,146)
Proceeds from the sale of securities (a)	190,340	17,524	207,864
2020
Realized gains	$4,500	$—	$4,500
Realized losses	(1,621)	—	(1,621)
Proceeds from the sale of securities (a)	176,942	19,830	196,772

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2021
Realized gains	$4,374	$—	$4,374
Realized losses	(5,294)	—	(5,294)
Proceeds from the sale of securities (a)	425,068	162,774	587,842
2020
Realized gains	$7,813	$—	$7,813
Realized losses	(3,848)	—	(3,848)
Proceeds from the sale of securities (a)	355,138	36,721	391,859

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at June 30, 2021, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$28,151	$26,123	$40,263	$94,537
1 year – 5 years	133,054	35,880	162,728	331,662
5 years – 10 years	131,462	2,676	61,288	195,426
Greater than 10 years	214,342	8,622	—	222,964
Total	$507,009	$73,301	$264,279	$844,589

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2021	$(59,703)		$(1,809)		$(61,512)
OCI (loss) before reclassifications	(1,125)		870		(255)
Amounts reclassified from accumulated other comprehensive loss	1,189	(a)	—		1,189
Balance June 30, 2021	$(59,639)		$(939)		$(60,578)

Balance March 31, 2020	$(55,317)		$(262)		$(55,579)
OCI (loss) before reclassifications	(2,008)		(1,549)		(3,557)
Amounts reclassified from accumulated other comprehensive loss	999	(a)	262	(b)	1,261
Balance June 30, 2020	$(56,326)		$(1,549)		$(57,875)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2020	$(60,725)		$(2,071)		$(62,796)
OCI (loss) before reclassifications	(1,125)		1,132		7
Amounts reclassified from accumulated other comprehensive loss	2,211	(a)	—		2,211
Balance June 30, 2021	$(59,639)		$(939)		$(60,578)

Balance December 31, 2019	$(56,522)		$(574)		$(57,096)
OCI (loss) before reclassifications	(2,008)		(1,257)		(3,265)
Amounts reclassified from accumulated other comprehensive loss	2,204	(a)	282	(b)	2,486
Balance June 30, 2020	$(56,326)		$(1,549)		$(57,875)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2021	$(39,991)		$—		$(39,991)
OCI (loss) before reclassifications	(914)		—		(914)
Amounts reclassified from accumulated other comprehensive loss	1,073	(a)	—		1,073
Balance June 30, 2021	$(39,832)		$—		$(39,832)

Balance March 31, 2020	$(33,935)		$(262)		$(34,197)
OCI (loss) before reclassifications	(1,951)		—		(1,951)
Amounts reclassified from accumulated other comprehensive loss	861	(a)	262	(b)	1,123
Balance June 30, 2020	$(35,025)		$—		$(35,025)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2020	$(40,918)		$—		$(40,918)
OCI (loss) before reclassifications	(914)		—		(914)
Amounts reclassified from accumulated other comprehensive loss	2,000	(a)	—		2,000
Balance June 30, 2021	$(39,832)		$—		$(39,832)

Balance December 31, 2019	$(34,948)		$(574)		$(35,522)
OCI (loss) before reclassifications	(1,951)		292		(1,659)
Amounts reclassified from accumulated other comprehensive loss	1,874	(a)	282	(b)	2,156
Balance June 30, 2020	$(35,025)		$—		$(35,025)

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

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company’s proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. The Company recorded $14 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities as of March 31, 2020, with these non-depreciation related net excess deferred tax liabilities being fully amortized as of March 31, 2020. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. The Company recorded $14 million of income tax benefit related to amortization of these depreciation related net excess deferred tax liabilities for the periods ending June 30, 2021 and June 30, 2020. See Note 4 for more details.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.     Leases

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

On May 1, 2021, APS had a new purchased power lease contract that commenced. The lease term ends on October 31, 2027.  This lease allows APS the right to the generation capacity from a  natural-gas fueled generator during the months of May through October over the contract term.  APS does not operate or maintain the leased asset. APS controls the dispatch of the leased asset during the months of May through October and is required to pay a fixed monthly capacity payment during these periods of use.  For these types of leased assets APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. This purchased power lease contract is accounted for as an operating lease. The contract does not contain a purchase option or a term extension option.  In addition to the fixed monthly capacity payment, APS must also pay variable charges based on the actual production volume of the asset. The variable consideration is not included in the measurement of our lease obligation.

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$29,514	$4,598	$34,112	$17,221	$4,651	$21,872
Variable lease cost	40,539	256	40,795	40,821	255	41,076
Short-term lease cost	—	1,260	1,260	—	996	996
Total lease cost	$70,053	$6,114	$76,167	$58,042	$5,902	$63,944

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$29,514	$9,239	$38,753	$17,221	$9,304	$26,525
Variable lease cost	62,027	510	62,537	61,394	498	61,892
Short-term lease cost	—	2,249	2,249	—	1,786	1,786
Total lease cost	$91,541	$11,998	$103,539	$78,615	$11,588	$90,203

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2021
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2021 (remaining six months of 2021)	$95,596	$7,762	$103,358
2022	103,744	11,872	115,616
2023	106,161	9,544	115,705
2024	108,634	6,955	115,589
2025	111,166	5,181	116,347
2026	75,099	3,989	79,088
Thereafter	39,106	34,444	73,550
Total lease commitments	639,506	79,747	719,253
Less imputed interest	25,803	17,613	43,416
Total lease liabilities	$613,703	$62,134	$675,837

We recognize lease assets and liabilities upon lease commencement. At June 30, 2021, we have lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to energy storage agreements, with lease commencement dates expected to begin in June 2022 with terms ending through December 2042. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $392 million over the term of the arrangements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$13,068	$7,624
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	248,694	434,997

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate (a)	1.72%	1.69%

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

16.     Asset Retirement Obligations

During the six months ended June 30, 2021, the Company revised its cost estimates for existing Asset Retirement Obligations (ARO) at Cholla related to updated estimates for the closure of ponds and facilities, which resulted in an increase to the ARO of $11.1 million. (See additional details in Notes 4 and 8.)

The following schedule shows the change in our asset retirement obligations for the six months ended June 30, 2021 (dollars in thousands):

2021
Asset retirement obligations at January 1, 2021	$705,083
Changes attributable to:
Accretion expense	18,828
Settlements	(2,853)
Estimated cash flow revisions	10,932
Asset retirement obligations at June 30, 2021	$731,990

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17.    New Accounting Standard

ASU 2021-05, Leases: Certain Leases with Variable Lease Payments

In July 2021, a new accounting standard was issued that amends the lease accounting guidance. The amended guidance will require lessors to account for certain lease transactions, that contain variable lease payments, as operating leases. The amendments are intended to eliminate the recognition of any day-one loss associated with certain sales-type and direct-financing lease transactions. The changes do not impact lessee accounting. The new guidance is effective for us on January 1, 2022 and may be adopted using either a retrospective or prospective approach. As we typically are not the lessor in these type of lease transactions, we do not expect the adoption of this guidance will have a material impact on our financial statements.

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

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of about $21 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

We identified business-critical positions in our operations and support organizations, with backup personnel ready to assist if an issue arose. Additionally, efforts to ensure the health and safety of our employees resulted in bifurcated control rooms, thus reducing the number of employees in mission-critical locations. We also established COVID-19 safety protocols, social distancing practices and offering virtual options whenever possible. The Company also took rapid action to implement an all Company COVID-19 hotline, a focused COVID-19 team, and procured on-site COVID-19 testing at key facilities early in the pandemic. Through this testing, case management and contact tracing, the Company has been able to significantly limit COVID-19 transmission in the workplace. As a result of these efforts, we were able to maintain the continuity of the essential services that we provide to our customers, while also managing the spread of the virus and promoting the health, physical and mental well-being and safety of our employees, customers and communities. In the summer of 2021, the Company began transitioning employees that were previously working remotely back to the workplace on a limited basis and began the reduction of our COVID-19 safety protocols and restrictions.

Essential planned work and capital investments are continuing during the pandemic with priority to support fire mitigation and summer storm efforts, as well as heat related outages. APS has measures in place to continue to monitor resource needs and supply chain adequacy. At this time, APS does not believe it has any material supply chain risks due to COVID-19 that would impact its ability to serve customers’ needs.

The Company’s operations and maintenance expenses, exclusive of bad debt expense, increased by approximately $3.4 million for the period ended June 30, 2021 due to costs for personal protective equipment and other health and safety-related costs related to COVID-19.  We expect the Company’s operation and maintenance expenses will continue to be impacted for 2021 by the need for additional personal protective equipment and other health and safety-related costs related to COVID-19.

While the total expected impact of COVID-19 on future sales is currently unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales. APS cannot predict whether sales from commercial and industrial customers has fully recovered, but it expects sales trends to continue normalizing during 2021 as business activity continues to recover and more people return to work. Based on past experience, a 1% variation in our annual kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

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

In February 2021, due to COVID-19, APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset will be implemented with 50% of the increase effective April 2021 and the remaining 50% increase effective November 2021. See Note 4.

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

In June 2021, APS and the owners of Four Corners entered into agreements to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals. Under seasonal operation, a single unit will remain on-line year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. In addition, the other unit will be operational throughout the summer season of June through October when customer demand is the highest. APS believes that operating Four Corners seasonally will bring environmental benefits and ensure continued service reliability for its customers, especially during Arizona’s hot summer months, as APS transitions to ceasing to use coal-fired generation by 2031. By moving to seasonal operations, Four Corners will become a more flexible resource that supports increasing amounts of clean energy, helping to compensate for the intermittent output of renewable resources. This change also helps ensure reliability of a critical energy source while reducing operations and maintenance costs. APS estimates that the shift to seasonal operations will reduce annual carbon emissions at Four Corners by an estimated 20-25%, as compared to current conditions.

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

In September 2019, APS issued a RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW power purchase agreement for a wind resource that is expected to be in service in the fourth quarter of 2021. Also in September 2019, APS issued a RFP that sought competitive proposals for up to 150 MW of APS-owned solar resources, designed with the flexibility to add energy storage as a future option. Negotiations pursuant to this RFP were terminated in March 2021. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an “all source” RFP that solicits both standalone energy storage and renewable energy plus energy storage resources and additional peaking capacity resources (collectively, the “December 2020 RFPs”). In April 2021, the all source RFP portion of the December 2020 RFPs was expanded to seek proposals for the development of a solar generating resource to be owned by APS and sited on APS land. Such resources are expected to be in service during 2023 and 2024.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of June 30, 2021. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	247	—
Purchased Power Agreements Renewables:
Solar	310	160
Wind (a)	289	110
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	270
Total Distributed Energy: Solar (b)	1,162	52	(c)
Total Renewable Portfolio	2,035	322

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

Energy Storage. APS deploys a number of advanced technologies on its system, including energy storage. Storage can provide capacity, improve power quality, be utilized for system regulation, integrate renewable generation and, in certain circumstances, be used to defer certain traditional infrastructure investments. Energy storage can also aid in integrating higher levels of renewables by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to benefit customers, to increase renewable utilization, and to further our understanding of how storage works with other advanced technologies and the grid. We are preparing for additional energy storage in the future.

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement was scheduled to begin in 2021; however, APS terminated the agreement, effective February 16, 2021, because project development could not be sufficiently advanced to support the expected in-service date. In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by June 2022. On August 2, 2021, APS executed a contract for an additional 60 megawatts of utility-owned energy storage to be located on APS's AZ Sun sites. This contract, with a 2023 in-service date, will complete the addition of storage on all of APS's current APS-owned utility-scale solar facilities.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an internal investigation to determine the cause. APS completed its investigation of the McMicken battery incident and is working with all counterparties to ensure that the learnings from the investigation, and the corresponding safety requirements, are incorporated into all battery storage projects going forward, including the projects associated with the two above-referenced PPAs. These PPAs were also subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under both agreements is expected to begin in 2022.

APS currently plans to install at least 850 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs. Currently, APS is seeking energy storage resources through the December 2020 RFPs. Such resources are expected to be in service during 2023 and 2024.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of June 30, 2021. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201
Purchase Power Agreements Energy Storage	—	150
Residential Energy Storage (a)	9	—
Total Energy Storage Portfolio	9	351

(a)    This includes 9 MW of APS customer owned batteries and 0.3 MW of APS owned residential batteries.

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

Affordable

We believe it is APS’s responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through June 2021, the average residential bill decreased by 6.7%, or $10.01, due to net reductions in cost recovery adjustor mechanisms.

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

In April 2021, the CAISO sought FERC authorization for certain tariff changes intended to try to address risks associated with high heat weather events. Although APS is generally supportive of some of these changes, others would change the load, export, and wheeling priorities in a way that would unfairly benefit California entities at the expense of non-California entities. APS formally opposed those changes in front of FERC. On June 25, 2021, FERC issued an order accepting the CAISO’s proposed changes. On July 26, 2021, APS filed seeking a rehearing of FERC’s June 25, 2021 order. However, APS cannot predict the outcome of these proceedings. Nor can PNW or APS predict whether energy shortages, market priorities, and/or price spikes due to extreme weather conditions will have an impact on its financial position, results of operations or cash flows.

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

Customer-Focused

Customers are at the core of what APS does every day and its focus remains on its customers and the communities it serves. It is APS’s goal to achieve an industry-leading best-in-class customer experience, including that APS improve its J.D. Power (“JDP”) customer satisfaction ratings to the first quartile nationally. APS's focus on customer experience has resulted in a measurable increase in its customer satisfaction. Its mid-year 2021 JDP customer satisfaction score represents APS's highest overall satisfaction score on record and continued incremental improvement from 2020 year-end scores, which were among the most improved nationally.

APS also convened a customer advisory board and stakeholder committee in 2020 to serve as a vehicle for gathering valuable qualitative insights, directly from customers and stakeholders, that intends to keep APS apprised of customer needs, wants, and perspectives. Additionally, the customer advisory board is leveraged to identify and diagnose potential customer pain points and to help shape and co-create customer solutions. The customer advisory board has met several times in 2021, addressing rate plan simplification, bill redesign and customer construction communications, among other things.

APS is also focused on educating customers on rate plans through monthly bill analysis and communicating to customers their most economical plan. APS continues to see an increase in rate plan digital engagement, rate plan changes and rate comparison volumes on its website. As of June 30, 2021, 53.3% of its customers are on their most economical plan (as determined based on the time of the calculation).

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of July 1, 2021, APS has installed 256 dual-plug Level 2 charging stations at business customer locations with more stations expected to be added through 2022. The program provides charging equipment, installation, and maintenance to business customers, government agencies, and multifamily housing communities. In addition to the Level 2 charging stations, APS will begin construction of direct current fast charging stations that will be owned and operated by APS at five locations in Arizona. This project is projected to be completed during 2022, with each location including 2-150 kilowatt and 2-350 kilowatt DC fast charging stations. Charging at these stations will be accessible through the Electrify America charging network.

Additionally, as part of the 2020 DSM Plan, the ACC approved programs for electric vehicles, including a residential program to measure electric vehicle charging as well as a $100 rebate to home builders for new home 240V charging station garage outlets.

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS is actively participating in this process, which was submitted in April 2021 to the ACC for review and approval. The ACC will be holding workshops in August 2021 to discuss the TE Plan.

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

The hearing concluded on March 3, 2021 and the post-hearing briefing schedule concluded on April 30, 2021. In May 2021, the ACC declined to re-open the evidentiary record in APS’s pending rate case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms.

On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in APS’s rate case (the “2019 Rate Case ROO”). The 2019 Rate Case ROO recommends, among other things, a (i) $111 million base revenue decrease, (ii) return on equity for original cost rate base of 9.16%, (iii) a 0.15% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.10% reduction to return on equity resulting in an effective fair value return of 0.05%, (iv) nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project (see "Four Corners SCR Cost Recovery" in Note 4 for additional information), (v) recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral and (vi) a 15% disallowance of annual amortization of Navajo Plant regulatory asset recovery. The 2019 Rate Case ROO also recommended that the CCT plan include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Generating Station. These amounts would be recoverable from APS’s customers through the RES. APS expects to file an exception regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO and APS is continuing to evaluate any additional exceptions it may file. The 2019 Rate Case ROO will be discussed at an upcoming ACC open meeting. APS cannot predict the outcome of this proceeding.

See Note 4 for information regarding additional regulatory matters.

Arizona Attorney General Matter

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, $24 million of which is being returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

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

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in invisionAZ Fund, which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. The investment will be made by El Dorado as investments are selected by the invisionAZ Fund.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.2% for the six-month period ended June 30, 2021 compared with the prior-year period. For the three years 2018 through 2020, APS’s customer growth averaged 2.0% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2021 and for 2021 through 2023 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.3% for the six-month period ended June 30, 2021 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong residential sales due to work-from-home policies, a strong improvement in sales to commercial and industrial customers, and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales is currently unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales. APS cannot predict whether sales from commercial and industrial customers has fully recovered, but it expects sales trends to continue normalizing during 2021 as business activity continues to recover and more people return to work.

For the three years 2018 through 2020, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 1.0% to 2.0% for 2021 and for 2021 through 2023, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations and excluding the impacts of several new, large manufacturing facilities opening operations in Metro Phoenix. The impact of the new, large manufacturing facilities is likely to increase the expected annual sales growth rate as early as 2022, but demand from these customers remains uncertain at this point. This projected sales growth range also includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by slower than expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. See Note 14 for details of the impacts on the Company as of June 30, 2021. In APS’s 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended June 30, 2021 compared with three-month period ended June 30, 2020.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2021 was $216 million, compared with consolidated net income attributable to common shareholders of $194 million for the prior-year period.  The results reflect an increase of approximately $25 million for the regulated electricity segment primarily due to higher revenue driven by customer usage and growth and the effects of weather, and higher pension and other postretirement non-service credits, partially offset by higher operations and maintenance expense, higher depreciation expense and higher income taxes, including lower amortization of excess deferred taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2021	2020	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$726	$690	$36
Operations and maintenance	(228)	(218)	(10)
Depreciation and amortization	(158)	(152)	(6)
Taxes other than income taxes	(60)	(57)	(3)
Pension and other postretirement non-service credits - net	28	14	14
All other income and expenses, net	18	19	(1)
Interest charges, net of allowance for borrowed funds used during construction	(58)	(58)	—
Income taxes	(47)	(41)	(6)
Less income related to noncontrolling interests (Note 6)	(4)	(5)	1
Regulated electricity segment income	217	192	25
All other	(1)	2	(3)
Net Income Attributable to Common Shareholders	$216	$194	$22

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $36 million higher for the three months ended June 30, 2021 compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	$39	$12	$27
Effects of weather	9	3	6
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	2	(1)	3
Higher transmission revenues (Note 4)	1	—	1
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	19	20	(1)
Miscellaneous items, net	(2)	(2)	—
Total	$68	$32	$36

Operations and maintenance. Operations and maintenance expenses increased $10 million for the three months ended June 30, 2021 compared with the prior-year period primarily because of:

•An increase of $12 million related to employee benefits;

•An increase of $4 million primarily related to a decreased recovery from contributions of administrative and general costs from Palo Verde owners;

•An increase of $3 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•A decrease of $6 million primarily related to customer support funds, personal protective equipment and other health and safety-related costs for COVID-19 response;

•A decrease of $5 million for costs related to transmission and distribution; and

•An increase of $2 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $6 million higher for the three months ended June 30, 2021 compared to the prior-year period primarily due to increased plant in service of $7 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $1 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $14 million higher for the three months ended June 30, 2021 compared to the prior-year period primarily due to actual market returns exceeding estimated returns in 2020.

Income taxes.  Income taxes were $6 million higher for the three months ended June 30, 2021 compared with the prior-year period primarily due to higher pre-tax income.

Operating Results — Six-month period ended June 30, 2021 compared with six-month period ended June 30, 2020.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2021 was $251 million, compared with consolidated net income attributable to common shareholders of $224 million for the prior-year period.  The results reflect an increase of approximately $32 million for the regulated electricity segment, primarily due to higher revenue driven by higher customer growth and usage, lower refunds in the current year related to the Tax Act, the effects of weather and higher transmission revenue, and higher pension and other postretirement non-service credits, partially offset by higher income taxes, including lower amortization of excess deferred taxes, higher operations and maintenance expense and higher depreciation expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2021	2020	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,222	$1,162	$60
Operations and maintenance	(458)	(439)	(19)
Depreciation and amortization	(317)	(307)	(10)
Taxes other than income taxes	(118)	(113)	(5)
Pension and other postretirement non-service credits - net	56	28	28
All other income and expenses, net	33	34	(1)
Interest charges, net of allowance for borrowed funds used during construction	(114)	(113)	(1)
Income taxes	(42)	(21)	(21)
Less income related to noncontrolling interests (Note 6)	(9)	(10)	1
Regulated electricity segment income	253	221	32
All other	(2)	3	(5)
Net Income Attributable to Common Shareholders	$251	$224	$27

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $60 million higher for the six months ended June 30, 2021 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	$40	$13	$27
Lower refunds in the current year related to the Tax Act (Note 4)	17	—	17
Effects of weather	14	4	10
Higher transmission revenues (Note 4)	5	—	5
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	3	(1)	4
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	25	27	(2)
Miscellaneous items, net	(3)	(2)	(1)
Total	$101	$41	$60

Operations and maintenance.  Operations and maintenance expenses increased $19 million for the six months ended June 30, 2021 compared with the prior-year period primarily because of:

•An increase of $19 million related to employee benefits;

•An increase of $9 million in fossil generation costs primarily due to higher planned outages and higher operating costs;

•An increase of $3 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•A decrease of $5 million primarily related to customer support funds, personal protective equipment and other health and safety-related costs for COVID-19 response; and

•A decrease of $7 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $10 million higher for the six months ended June 30, 2021 compared to the prior-year period primarily due to increased plant in service of $13 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $3 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $28 million higher for the six months ended June 30, 2021 compared to the prior-year period primarily due to actual market returns exceeding estimated returns in 2020.

Income taxes.  Income taxes were $21 million higher for the six months ended June 30, 2021 compared with the prior-year period primarily due to lower amortization of excess deferred taxes and higher pre-tax income, partially offset by a net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2021, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.3 billion, and total capitalization was approximately $12.3 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

Our consolidated change in cash and cash equivalents for the period ended June 30, 2021 compared to December 31, 2020 was a decrease of $46 million. The change is primarily driven by cash used for capital expenditures, fuel and purchased power and operations and maintenance cost, which is partially offset by higher cash receipts of electric revenues, increased short-term debt borrowings and lower long-term debt repayments. The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$313	$370	$(57)
Net cash flow used for investing activities	(650)	(653)	3
Net cash flow provided by financing activities	291	280	11
Net change in cash and cash equivalents	$(46)	$(3)	$(43)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$315	$378	$(63)
Net cash flow used for investing activities	(657)	(656)	(1)
Net cash flow provided by financing activities	297	274	23
Net change in cash and cash equivalents	$(45)	$(4)	$(41)

Operating Cash Flows

Six-month period ended June 30, 2021 compared with six-month period ended June 30, 2020.  Pinnacle West’s consolidated net cash provided by operating activities was $313 million in 2021, compared to $370 million in 2020, a decrease of $57 million in net cash provided by operating activities primarily due to $109 million higher fuel and purchased power costs and $10 million higher payments for operations and maintenance cost, partially offset by $18 million higher cash receipts from electric revenues and $45 million other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 124% funded as of January 1, 2021 and 117% as of January 1, 2020.  Under GAAP, the qualified pension plan was 104% funded as of January 1, 2021 and 97% funded as of January 1, 2020. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan in 2021. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million in 2021 and zero in 2022 and 2023. We do not expect to make any contributions over this period to our other postretirement benefit plans. We continue to monitor COVID-19 and its impact on our retirement plans and other postretirement benefits but we believe, due to our liability driven investment strategy, which helps to minimize the impact of market volatility on our plan’s funded status, our pension plan’s funded status, as measured for GAAP purposes, is still above 95% funded as of June 30, 2021.

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

Investing Cash Flows

Six-month period ended June 30, 2021 compared with six-month period ended June 30, 2020.  Pinnacle West’s consolidated net cash used for investing activities was $650 million in 2021, compared to $653 million in 2020, a decrease of $3 million primarily related to investing cash activity related to 4CA, partially offset by increased capital expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2021 compared with six-month period ended June 30, 2020.  Pinnacle West’s consolidated net cash provided by financing activities was $291 million in 2021, compared to $280 million in 2020, an increase of $11 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to lower long-term debt repayments of $800 million, partially offset by $939 million in lower issuances of long-term debt and a net increase in short-term borrowing of $158 million, partially offset by higher dividend payment of $11 million.

APS’s consolidated net cash provided by financing activities was $297 million in 2021, compared to $274 million in 2020, an increase of $23 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to lower long-term debt repayments of $350 million, partially offset by $592 million in lower issuances of long-term debt and a net increase in short-term borrowing of $275 million, partially offset by higher dividend payment of $11 million.

Significant Financing Activities.  On June 23, 2021, the Pinnacle West Board of Directors declared a dividend of $0.83 per share of common stock, payable on September 1, 2021 to shareholders of record on August 2, 2021.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement with a new 364-day $31 million term loan agreement that would have matured May 4, 2021. Borrowings under the agreement bore interest at Eurodollar Rate plus 1.40% per annum. Pinnacle West repaid this agreement on April 27, 2021.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

On May 28, 2021, Pinnacle West replaced its $200 million revolving credit facility that would have matured on July 11, 2023, with a new $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2021, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding under the credit facility and $9.7 million of outstanding commercial paper borrowings.

On May 28, 2021, APS replaced its two $500 million revolving credit facilities that would have matured in June 2022 and July 2023, with two new $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS's $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $495 million of outstanding commercial paper borrowings.

See “Financial Assurances” in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2021, the ratio was approximately 55% for Pinnacle West and 50% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 29, 2021 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

As of June 30, 2021, our fuel and purchased power commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $624 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of June 30, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations. See Note 6 for discussion regarding changes to our contractual obligations related to the Palo Verde sale leaseback transactions.

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

OTHER ACCOUNTING MATTERS

In July 2021, a new accounting standard, ASU 2021-05, was issued that amends lessor’s accounting treatment for certain lease transactions with variable lease payments. The new guidance will be effective for us on January 1, 2022, with no expected material impacts. See Note 17 for additional information related to this new accounting standard.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	Six Months Ended June 30,
	2021	2020
Mark-to-market of net positions at beginning of period	$(13)	$(71)
Decrease in regulatory asset	122	1
Recognized in OCI:
Mark-to-market losses realized during the period	—	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$109	$(69)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2021 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2020 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2021	2022	2023	2024	2025	Total Fair Value
Observable prices provided by other external sources	$40	$30	$10	$3	$—	$83
Prices based on unobservable inputs	26	—	—	—	—	26
Total by maturity	$66	$30	$10	$3	$—	$109

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2021		December 31, 2020
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$6	$(6)	$4	$(4)
Natural gas	47	(47)	49	(49)
Total	$53	$(53)	$53	$(53)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2021.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2021.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.    OTHER INFORMATION

In July and August 2021, the Company entered into an amended Key Executive Employment and Severance Agreements (“KEESA”) with Ms. Maria Lacal, Executive Vice President and Chief Nuclear Officer of Palo Verde Generating Station, APS, Mr. Theodore Geisler, Senior Vice President and Chief Financial Officer of Pinnacle West and APS, and Mr. Robert E. Smith, Executive Vice President General Counsel and Chief Development Officer of Pinnacle West and APS and other select officers. The KEESA was amended to better align it with current market practice, including adding the following provisions: (i) providing for a Section 280G “net better” cutback provision; and (ii) providing for the severance benefits to also apply in the event of certain involuntary terminations that occur within six months prior to a Change of Control (as defined in the KEESA). The foregoing description of the terms of the KEESA does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.4 to this Form 10-Q, and incorporated herein by reference.

Item 6.         EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West
Amended and Restated Five-Year Credit Agreement dated as of May 28, 2021, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto

10.2	Pinnacle West APS
Amended and Restated Five-Year Credit Agreement dated as of May 28, 2021, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto

10.3	Pinnacle West APS
Five-Year Credit Agreement dated as of May 28, 2021, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto

10.4	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries

10.5	Pinnacle West APS
Four Corners Project Co-Tenancy Agreement, conformed copy up through and including Amendment No. 13, dated June 25, 2021, among APS, Public Service Company of New Mexico, SRP, Tucson Electric Power Company and Navajo Transitional Energy Company, LLC

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)