Form 10-Q
period 2021-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2021-11-05
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 29, 2021:	112,818,823
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 29, 2021:	71,264,947

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
•variations in demand for electricity, including those due to weather, seasonality (including large increases in ambient temperatures), the general economy or social conditions, customer and sales growth (or decline), the effects of energy conservation measures and distributed generation, and technological advancements;
•the potential effects of climate change on our electric system, including as a result of weather extremes such as prolonged drought and high temperature variations in the area where APS conducts its business;
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
•the direct or indirect effect on our facilities or business from cybersecurity threats or intrusions, data security breaches, terrorist attack, physical attack, severe storms, or other catastrophic events, such as fires, explosions, pandemic health events, or similar occurrences;
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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

OPERATING REVENUES (NOTE 2)	$1,308,254	$1,254,501	$3,004,978	$2,846,021

OPERATING EXPENSES
Fuel and purchased power	427,452	353,171	895,514	780,074
Operations and maintenance	232,386	236,971	692,131	677,681
Depreciation and amortization	163,523	152,696	480,093	459,257
Taxes other than income taxes	57,608	54,978	176,586	168,514
Other expenses - net	(2,088)	1,677	5,361	3,191
Total	878,881	799,493	2,249,685	2,088,717
OPERATING INCOME	429,373	455,008	755,293	757,304
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,352	8,144	30,549	24,652
Pension and other postretirement non-service credits - net	28,135	14,118	84,101	42,171
Other income (Note 9)	12,083	13,881	36,719	42,888
Other expense (Note 9)	(6,182)	(5,838)	(15,219)	(14,426)
Total	45,388	30,305	136,150	95,285
INTEREST EXPENSE
Interest charges	64,067	61,497	188,782	183,421
Allowance for borrowed funds used during construction	(5,273)	(4,663)	(15,466)	(13,488)
Total	58,794	56,834	173,316	169,933
INCOME BEFORE INCOME TAXES	415,967	428,479	718,127	682,656
INCOME TAXES	71,863	77,234	114,073	98,086
NET INCOME	344,104	351,245	604,054	584,570
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,873	12,918	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$339,798	$346,372	$591,136	$569,950

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	112,923	112,679	112,878	112,639
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -DILUTED	113,217	112,987	113,178	112,912

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$3.01	$3.07	$5.24	$5.06
Net income attributable to common shareholders - diluted	$3.00	$3.07	$5.22	$5.05
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME	$344,104	$351,245	$604,054	$584,570

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $64, $219, $(308) and $1,024	(194)	(659)	938	(1,916)
Reclassification of net realized gain, net of tax expense of $0, $0, $0 and $481	—	—	—	282
Pension and other postretirement benefit activity, net of tax expense $363, $345, $720 and $256	1,106	1,043	2,192	1,239
Total other comprehensive income	912	384	3,130	(395)

COMPREHENSIVE INCOME	345,016	351,629	607,184	584,175
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,873	12,918	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$340,710	$346,756	$594,266	$569,555
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,688	$59,968
Customer and other receivables	430,150	313,576
Accrued unbilled revenues	190,531	132,197
Allowance for doubtful accounts (Note 2)	(25,303)	(19,782)
Materials and supplies (at average cost)	351,148	314,745
Income tax receivable	—	6,792
Fossil fuel (at average cost)	29,893	19,552
Assets from risk management activities (Note 7)	126,595	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	375,181	175,835
Other regulatory assets (Note 4)	122,719	115,878
Other current assets	82,546	76,627
Total current assets	1,709,148	1,198,319
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,225,485	1,138,435
Other special use funds (Notes 11 and 12)	374,843	254,509
Other assets	160,185	92,922
Total investments and other assets	1,760,513	1,485,866
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	21,391,019	20,837,885
Accumulated depreciation and amortization	(7,368,125)	(7,110,310)
Net	14,022,894	13,727,575
Construction work in progress	1,162,844	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	95,133	98,036
Intangible assets, net of accumulated amortization	273,243	282,570
Nuclear fuel, net of accumulated amortization	119,487	113,645
Total property, plant and equipment	15,673,601	15,159,210
DEFERRED DEBITS
Regulatory assets (Note 4)	1,177,698	1,133,987
Operating lease right-of-use assets (Note 15)	649,381	505,064
Assets for pension and other postretirement benefits (Note 5)	529,715	502,992
Other	36,368	34,983
Total deferred debits	2,393,162	2,177,026

TOTAL ASSETS	$21,536,424	$20,020,421
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$353,591	$318,585
Accrued taxes	253,504	159,551
Accrued interest	60,046	56,962
Common dividends payable	—	93,531
Short-term borrowings (Note 3)	125,000	169,000
Current maturities of long-term debt (Note 3)	150,000	—
Customer deposits	44,089	48,340
Liabilities from risk management activities (Note 7)	1,652	7,557
Liabilities for asset retirements (Note 16)	6,066	15,586
Operating lease liabilities (Note 15)	130,078	74,785
Regulatory liabilities (Note 4)	379,193	229,088
Other current liabilities	146,038	187,448
Total current liabilities	1,649,257	1,360,433
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	6,763,146	6,314,266
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,289,366	2,135,403
Regulatory liabilities (Note 4)	2,431,212	2,450,169
Liabilities for asset retirements (Note 16)	752,011	689,497
Liabilities for pension benefits (Note 5)	160,972	166,484
Liabilities from risk management activities (Note 7)	—	11,062
Customer advances	247,334	221,032
Coal mine reclamation	173,486	170,097
Deferred investment tax credit	183,038	191,372
Unrecognized tax benefits	5,683	5,834
Operating lease liabilities (Note 15)	478,847	361,336
Other	215,608	190,643
Total deferred credits and other	6,937,557	6,592,929
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,852,121 and 112,760,051 issued at respective dates	2,698,552	2,677,482
Treasury stock at cost; 36,153 and 72,006 shares at respective dates	(3,079)	(6,289)
Total common stock	2,695,473	2,671,193
Retained earnings	3,429,076	3,025,106
Accumulated other comprehensive loss	(59,666)	(62,796)
Total shareholders’ equity	6,064,883	5,633,503
Noncontrolling interests (Note 6)	121,581	119,290
Total equity	6,186,464	5,752,793

TOTAL LIABILITIES AND EQUITY	$21,536,424	$20,020,421
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$604,054	$584,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	532,341	515,742
Deferred fuel and purchased power	(224,541)	(82,679)
Deferred fuel and purchased power amortization	25,195	(9,295)
Allowance for equity funds used during construction	(30,549)	(24,652)
Deferred income taxes	104,128	91,077
Deferred investment tax credit	(8,333)	(8,541)
Stock compensation	16,708	12,119
Changes in current assets and liabilities:
Customer and other receivables	(110,584)	(118,998)
Accrued unbilled revenues	(58,334)	(47,176)
Materials, supplies and fossil fuel	(46,744)	6,843
Income tax receivable	6,792	17,402
Other current assets	(19,129)	(20,527)
Accounts payable	19,005	(6,400)
Accrued taxes	93,953	76,459
Other current liabilities	(26,491)	6,946
Change in other long-term assets	(177,566)	(10,152)
Change in other long-term liabilities	(39,392)	(210,719)
Net cash provided by operating activities	660,513	772,019
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,006,431)	(971,052)
Contributions in aid of construction	67,278	41,457
Allowance for borrowed funds used during construction	(15,466)	(13,488)
Proceeds from nuclear decommissioning trusts sales and other special use funds	797,179	607,885
Investment in nuclear decommissioning trusts and other special use funds	(815,193)	(624,249)
Other	10,321	3,944
Net cash used for investing activities	(962,312)	(955,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	596,999	1,483,822
Short-term borrowing and (repayments) - net	(25,000)	(42,750)
Short-term debt borrowings under revolving credit facility	—	751,690
Short-term debt repayments under revolving credit facility	(19,000)	(765,690)
Dividends paid on common stock	(275,329)	(258,924)
Repayment of long-term debt	—	(800,000)
Common stock equity issuances and (purchases) - net	477	(1,649)
Distributions to noncontrolling interests	(10,628)	(11,372)
Net cash provided by financing activities	267,519	355,127
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,280)	171,643
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,968	10,283
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,688	$181,926
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899
Net income		—		—	339,798	—	4,306	344,104
Other comprehensive income		—		—	—	912	—	912
Dividends on common stock		—		—	11	—	—	11
Issuance of common stock	32,418	6,537		—	—	—	—	6,537
Other		—		—	1	—	—	1
Balance, September 30, 2021	112,852,121	$2,698,552	(36,153)	$(3,079)	$3,429,076	$(59,666)	$121,581	$6,186,464

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2020	112,591,124	$2,665,518	(35,983)	$(3,190)	$2,885,109	$(57,875)	$120,915	$5,610,477
Net income		—		—	346,372	—	4,873	351,245
Other comprehensive loss		—		—	—	384	—	384
Dividends on common stock		—		—	1	—	—	1
Issuance of common stock	32,499	4,840		—	—	—	—	4,840
Purchase of treasury stock (a)		—	(1,499)	(109)	—	—	—	(109)
Reissuance of treasury stock for stock-based compensation and other		—	3,765	333	—	—	—	333
Other		—		—	3	—	1	4
Balance, September 30, 2020	112,623,623	$2,670,358	(33,717)	$(2,966)	$3,231,485	$(57,491)	$125,789	$5,967,175
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, Jan 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	591,136	—	12,918	604,054
Other comprehensive income		—		—	—	3,130	—	3,130
Dividends on common stock ($1.66 per share)		—		—	(187,165)	—	—	(187,165)
Issuance of common stock	92,070	21,070		—	—	—	—	21,070
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(1)	—	1	—
Balance, September 30, 2021	112,852,121	$2,698,552	(36,153)	$(3,079)	$3,429,076	$(59,666)	$121,581	$6,186,464

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, Jan 1, 2020	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188
Net income		—		—	569,950	—	14,620	584,570
Other comprehensive loss		—		—	—	(395)	—	(395)
Dividends on common stock ($1.57 per share)		—		—	(176,079)	—	—	(176,079)
Issuance of common stock	83,497	10,797		—	—	—	—	10,797
Purchase of treasury stock (a)		—	(34,569)	(3,119)	—	—	—	(3,119)
Reissuance of treasury stock for stock-based compensation and other		—	104,398	9,580	—	—	—	9,580
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Other		—		—	4	—	1	5
Balance, September 30, 2020	112,623,623	$2,670,358	(33,717)	$(2,966)	$3,231,485	$(57,491)	$125,789	$5,967,175
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

OPERATING REVENUES (NOTE 2)	$1,308,254	$1,254,501	$3,004,978	$2,846,021

OPERATING EXPENSES
Fuel and purchased power	427,452	353,171	895,514	780,074
Operations and maintenance	229,432	233,452	682,531	667,938
Depreciation and amortization	163,484	152,676	480,012	459,194
Taxes other than income taxes	57,591	54,966	176,541	168,482
Other expenses - net	(2,088)	1,677	5,361	3,191
Total	875,871	795,942	2,239,959	2,078,879
OPERATING INCOME	432,383	458,559	765,019	767,142
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,352	8,144	30,549	24,652
Pension and other postretirement non-service credits - net	28,191	14,334	84,262	43,017
Other income (Note 9)	11,597	13,328	35,120	38,233
Other expense (Note 9)	(2,196)	(2,799)	(9,807)	(11,326)
Total	48,944	33,007	140,124	94,576
INTEREST EXPENSE
Interest charges	61,362	59,132	180,680	171,670
Allowance for borrowed funds used during construction	(5,273)	(4,663)	(15,466)	(13,488)
Total	56,089	54,469	165,214	158,182
INCOME BEFORE INCOME TAXES	425,238	437,097	739,929	703,536
INCOME TAXES	77,269	81,861	128,313	106,090
NET INCOME	347,969	355,236	611,616	597,446
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,873	12,918	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$343,663	$350,363	$598,698	$582,826
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME	$347,969	$355,236	$611,616	$597,446

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax benefit of $0, $0, $0 and $292	—	—	—	292
Reclassification of net realized gain, net of tax expense $0, $0, $0 and $481	—	—	—	282
Pension and other postretirement benefits activity, net of tax expense $330, $298, $685 and $174	1,000	900	2,086	823
Total other comprehensive income	1,000	900	2,086	1,397

COMPREHENSIVE INCOME	348,969	356,136	613,702	598,843
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,873	12,918	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$344,663	$351,263	$600,784	$584,223
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$21,387,558	$20,834,424
Accumulated depreciation and amortization	(7,364,844)	(7,107,058)
Net	14,022,714	13,727,366
Construction work in progress	1,162,844	937,384
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	95,133	98,036
Intangible assets, net of accumulated amortization	273,088	282,415
Nuclear fuel, net of accumulated amortization	119,487	113,645
Total property, plant and equipment	15,673,266	15,158,846

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,225,485	1,138,435
Other special use funds (Notes 11 and 12)	374,843	254,509
Other assets	109,526	46,010
Total investments and other assets	1,709,854	1,438,954

CURRENT ASSETS
Cash and cash equivalents	19,298	57,310
Customer and other receivables	429,854	312,644
Accrued unbilled revenues	190,531	132,197
Allowance for doubtful accounts (Note 2)	(25,303)	(19,782)
Materials and supplies (at average cost)	351,148	314,745
Fossil fuel (at average cost)	29,893	19,552
Assets from risk management activities (Note 7)	126,595	2,931
Deferred fuel and purchased power regulatory asset (Note 4)	375,181	175,835
Other regulatory assets (Note 4)	122,719	115,878
Other current assets	55,061	47,593
Total current assets	1,674,977	1,158,903

DEFERRED DEBITS
Regulatory assets (Note 4)	1,177,698	1,133,987
Operating lease right-of-use assets (Note 15)	647,871	503,475
Assets for pension and other postretirement benefits (Note 5)	521,268	495,673
Other	35,560	34,413
Total deferred debits	2,382,397	2,167,548

TOTAL ASSETS	$21,440,494	$19,924,251
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,871,696	2,871,696
Retained earnings	3,628,652	3,216,955
Accumulated other comprehensive loss	(38,832)	(40,918)
Total shareholder equity	6,639,678	6,225,895
Noncontrolling interests (Note 6)	121,581	119,290
Total equity	6,761,259	6,345,185
Long-term debt less current maturities (Note 3)	6,266,212	5,817,945
Total capitalization	13,027,471	12,163,130
CURRENT LIABILITIES
Short-term borrowings (Note 3)	125,000	—
Accounts payable	347,476	311,699
Accrued taxes	270,887	148,970
Accrued interest	57,707	56,322
Common dividends payable	—	93,500
Customer deposits	44,089	48,340
Liabilities from risk management activities (Note 7)	1,652	7,557
Liabilities for asset retirements (Note 16)	6,066	15,586
Operating lease liabilities (Note 15)	129,980	74,695
Regulatory liabilities (Note 4)	379,193	229,088
Other current liabilities	141,822	190,420
Total current liabilities	1,503,872	1,176,177
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,273,627	2,143,673
Regulatory liabilities (Note 4)	2,431,212	2,450,169
Liabilities for asset retirements (Note 16)	752,011	689,497
Liabilities for pension benefits (Note 5)	145,040	148,943
Liabilities from risk management activities (Note 7)	—	11,062
Customer advances	247,334	221,032
Coal mine reclamation	173,486	170,097
Deferred investment tax credit	183,038	191,372
Unrecognized tax benefits	40,052	39,410
Operating lease liabilities (Note 15)	477,244	359,653
Other	186,107	160,036
Total deferred credits and other	6,909,151	6,584,944
COMMITMENTS AND CONTINGENCIES (NOTE 8)
TOTAL LIABILITIES AND EQUITY	$21,440,494	$19,924,251
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$611,616	$597,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	532,260	515,679
Deferred fuel and purchased power	(224,541)	(82,679)
Deferred fuel and purchased power amortization	25,195	(9,295)
Allowance for equity funds used during construction	(30,549)	(24,652)
Deferred income taxes	81,255	52,795
Deferred investment tax credit	(8,333)	(8,541)
Changes in current assets and liabilities:
Customer and other receivables	(111,220)	(129,892)
Accrued unbilled revenues	(58,334)	(47,176)
Materials, supplies and fossil fuel	(46,744)	6,843
Income tax receivable	—	7,313
Other current assets	(20,678)	(18,512)
Accounts payable	19,776	(3,355)
Accrued taxes	121,917	132,662
Other current liabilities	(35,386)	7,981
Change in other long-term assets	(166,186)	(9,478)
Change in other long-term liabilities	(39,351)	(216,308)
Net cash provided by operating activities	650,697	770,831
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,006,431)	(971,052)
Contributions in aid of construction	67,278	41,457
Allowance for borrowed funds used during construction	(15,466)	(13,488)
Proceeds from nuclear decommissioning trusts sales and other special use funds	797,179	607,885
Investment in nuclear decommissioning trusts and other special use funds	(815,193)	(624,249)
Other	3,053	(1,260)
Net cash used for investing activities	(969,580)	(960,707)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	446,999	986,872
Short-term borrowings and (repayments) - net	125,000	—
Short-term debt borrowings under revolving credit facility	—	540,000
Short-term debt repayments under revolving credit facility	—	(540,000)
Repayment of long-term debt	—	(350,000)
Dividends paid on common stock	(280,500)	(264,000)
Distributions to noncontrolling interests	(10,628)	(11,372)
Net cash provided by financing activities	280,871	361,500
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,012)	171,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,310	10,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,298	$181,793
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290
Net Income		—	—	343,663	—	4,306	347,969
Other comprehensive income		—	—	—	1,000	—	1,000
Balance, September 30, 2021	71,264,947	$178,162	$2,871,696	$3,628,652	$(38,832)	$121,581	$6,761,259

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2020	71,264,947	$178,162	$2,721,696	$3,068,389	$(35,025)	$120,915	$6,054,137
Net Income		—	—	350,363	—	4,873	355,236
Other comprehensive income		—	—	—	900	—	900
Other		—	—	1	—	1	2
Balance, September 30, 2020	71,264,947	$178,162	$2,721,696	$3,418,753	$(34,125)	$125,789	$6,410,275
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	598,698	—	12,918	611,616
Other comprehensive income		—	—	—	2,086	—	2,086
Dividends on common stock		—	—	(187,000)	—	—	(187,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(1)	—	1	—
Balance, September 30, 2021	71,264,947	$178,162	$2,871,696	$3,628,652	$(38,832)	$121,581	$6,761,259

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2020	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803
Net Income		—	—	582,826	—	14,620	597,446
Other comprehensive income		—	—	—	1,397	—	1,397
Dividends on common stock		—	—	(176,000)	—	—	(176,000)
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Other		—	—	—	—	1	1
Balance, September 30, 2020	71,264,947	$178,162	$2,721,696	$3,418,753	$(34,125)	$125,789	$6,410,275
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

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020 through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 31, 2022. The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in both 2020 and 2021 but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change will not have a material impact on our financial statements. See Note 1 in our 2020 Form 10-K for information on the accounting treatment for AFUDC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid (received) during the period for:
Income taxes, net of refunds	$(763)	$(3,028)
Interest, net of amounts capitalized	166,257	155,623
Significant non-cash investing and financing activities:
Accrued capital expenditures	$129,503	$84,022

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid (received) during the period for:
Income taxes, net of refunds	$17,612	$—
Interest, net of amounts capitalized	160,467	148,713
Significant non-cash investing and financing activities:
Accrued capital expenditures	$129,503	$84,022

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail Electric Revenue
Residential	$681,918	$726,231	$1,554,473	$1,566,432
Non-Residential	480,671	461,168	1,216,449	1,145,640
Wholesale Energy Sales	108,539	45,631	144,143	76,226
Transmission Services for Others	35,816	18,000	77,388	48,693
Other Sources	1,310	3,471	12,525	9,030
Total operating revenues	$1,308,254	$1,254,501	$3,004,978	$2,846,021

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2021 were $1,304 million and $2,967 million, respectively, and for the three and nine months ended September 30, 2020 were $1,244 million and $2,806 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2021 our revenues that do not qualify as revenue from contracts with customers were $4 million and $38 million, respectively, and for the three and nine months ended September 30, 2020 were $11 million and $40 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2021 or December 31, 2020.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	September 30, 2021	December 31, 2020
Allowance for doubtful accounts, balance at beginning of period	$19,782	$8,171
Bad debt expense	17,336	20,633
Actual write-offs	(11,815)	(9,022)
Allowance for doubtful accounts, balance at end of period	$25,303	$19,782

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement with a new 364-day $31 million term loan facility that would have matured May 4, 2021. Borrowings under the facility bore interest at Eurodollar Rate plus 1.40% per annum. Pinnacle West repaid this facility on April 27, 2021.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes.

On May 28, 2021, Pinnacle West replaced its $200 million revolving credit facility that would have matured on July 11, 2023, with a new $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At September 30, 2021, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility and no outstanding commercial paper borrowings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS

On August 16, 2021, APS issued $450 million of 2.2% unsecured senior notes that mature December 15, 2031. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper, replenish cash used to fund capital expenditures, and for general corporate purposes.

On May 28, 2021, APS replaced its two $500 million revolving credit facilities that would have matured in June 2022 and July 2023, with two new $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $125 million of outstanding commercial paper borrowings.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$646,934	$651,160	$496,321	$509,050
APS	6,266,212	7,080,893	5,817,945	7,103,791
Total	$6,913,146	$7,732,053	$6,314,266	$7,612,841

4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS is continuing to waive late payment fees. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic, the Summer Disconnection Moratorium (defined below) and the related write-offs of customer delinquent accounts. In February 2021, due to COVID-19, APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset was implemented with 50% of the increase effective

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2021 and the remaining 50% increase effective November 2021 (see below for discussion of EIS, TEAM Phase II and PSA).

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

2019 Retail Rate Case Filing with the Arizona Corporation Commission

In accordance with the requirements of the 2019 rate review order described below, APS filed an application with the ACC on October 31, 2019 (the “2019 Rate Case”) seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners selective catalytic reduction (“SCR”) project that was the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the Tax Expense Adjustment Mechanism (“TEAM”). The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS’s application were:

•a test year comprised of 12 months ended June 30, 2019, adjusted as described below;
•an original cost rate base of $8.87 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;
•the following proposed capital structure and costs of capital:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC in the 2019 Rate Case. The ACC Staff recommended, among other things, (i) a $89.7 million revenue increase, (ii) an average annual customer bill increase of 2.7%, (iii) a return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) the recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) the recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommended, among other things, (i) a $20.8 million revenue decrease, (ii) an average annual customer bill decrease of 0.63%, (iii) a return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) the nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) the recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The hearing concluded on March 3, 2021 and the post-hearing briefing concluded on April 30, 2021. In May 2021, the ACC declined to re-open the evidentiary record in the 2019 Rate Case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms.

On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. The 2019 Rate Case ROO recommends, among other things, (i) a $111 million decrease in annual revenue requirements, (ii) a return on equity of 9.16%, (iii) a 0.30% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.03% reduction to return on equity resulting in an effective fair value rate of return of 4.95%, (iv) the nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project (see “Four Corners SCR Cost Recovery” below for additional information), (v) the recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral, (vi) a 15% disallowance of annual amortization of Navajo Plant regulatory asset recovery, (vii) the denial of the request to defer, until APS’s next general rate case, the increase or decrease in its Arizona property taxes attributable to tax rate changes, and (viii) a collaborative process to review and recommend revisions to APS’s adjustment mechanisms within 12 months after the date of the decision. The 2019 Rate Case ROO also recommended that the CCT plan include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant. These amounts would be recoverable from APS’s customers through the Arizona Renewable Energy Standard and Tariff (“RES”) adjustment mechanism. APS filed exceptions on September 13, 2021 regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO, among other issues.

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $500,000 to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation within 12 months of the 2019 Rate Case

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
decision and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation within 12 months of the 2019 Rate Case decision. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time of use period from 3 p.m.-8 p.m. to 4 p.m.-7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. APS intends to file with the ACC an application for rehearing of the 2019 Rate Case. If the ACC does not approve this application, APS intends to appeal the decision in the 2019 Rate Case and is considering all other available and appropriate options. APS cannot predict the outcome of this proceeding.

APS expects to file an application with the ACC for its next general retail rate case in the near future but is continuing to evaluate the timing of such filing.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2021 contained in the RES rules. In the 2021 RES Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic in 2020. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan including a waiver of the residential distributed energy requirements for the 2021 implementation year. As part of the approval, the ACC approved the requested budget and authorized APS to collect $68.3 million through the Renewable Energy Adjustment Charge to support APS’s RES programs.

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

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS’s budget proposal supports existing approved projects and commitments and requests a permanent waiver of the residential and non-residential distributed energy requirements for 2022 contained in the RES rules. The ACC has not yet ruled on the 2022 RES Implementation Plan.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On April 20, 2021, APS filed a request to extend the June 1, 2021 deadline to file its 2022 DSM Plan until 120 days after the ACC has taken action on APS’s amended 2021 DSM Plan. The ACC approved the request, granting an extension until 120 days after the ACC action on the 2021 DSM Plan, or December 31, 2021, whichever is later.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$175,835	$70,137
Deferred fuel and purchased power costs — current period	224,541	82,679
Amounts (charged) refunded to customers	(25,195)	9,295
Ending balance	$375,181	$162,111

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

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh and consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase, compared to the 2020 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. This left $215.9 million of fuel and purchased power costs above this annual cap which will be reflected in future year resets of the PSA. These rates were to be effective on February 1, 2021 but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA, with 50% of the rate increase effective in April 2021 and the remaining 50% of the increase effective in November 2021. The PSA rate implemented on April 1, 2021 was $0.001544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. On November 1, 2021, the remaining increase was implemented to a rate of $0.003544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.007988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit, which is currently underway, to better understand the factors that contributed to the increase in fuel costs. APS cannot predict the outcome of this audit.

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA. On December 29, 2020, the ACC Staff filed its report and recommended the storage costs be included in the PSA once the systems are in-service. On January 12, 2021, the ACC approved this application but did not rule on the prudency. On October 28, 2021, APS filed an application requesting approval to recover costs related to three additional energy storage projects through the PSA once the systems are in service.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Effective June 1, 2019, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $25.8 million for the 12-month period beginning June 1, 2019 in accordance with the FERC-approved formula. Of this amount, wholesale customer rates increased by $21.1 million and retail customer rates would have increased by approximately $4.7 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved TCA balancing account, the retail revenue requirement increased by a total of $4.9 million, resulting in a decrease to residential rates and an increase to commercial rates. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2019.

Effective June 1, 2020, APS’s annual wholesale transmission revenue requirement for all users of its transmission system decreased by approximately $6.1 million for the 12-month period beginning June 1, 2020 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by $4.8 million and retail customer rates would have decreased by approximately $10.9 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by a total of $7.4 million, resulting in reductions to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2020.

Effective June 1, 2021, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $4 million for the 12-month period beginning June 1, 2021 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates decreased by approximately $3.2 million and retail customer rates would have increased by approximately $7.2 million. However, since changes in retail transmission charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by $28.4 million, resulting in reductions to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2021.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The 2019 Rate Case decision requires APS to include an earnings test as part of its annual LFCR mechanism calculations, based on prior year data and the most recent return on equity authorized by the ACC. If the earnings test shows that APS’s rate of return for the prior year is higher than the amount authorized, recovery through the LFCR is to be set at zero for the following year. The initial LFCR adjustment under this methodology will be determined in 2022.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2020, due to the COVID-19 pandemic, APS delayed the discontinuation of TEAM Phase II until the first billing cycle in May 2020.  Amounts credited to customers after the last billing cycle in March 2020 will be recorded as a part of the balancing account and will be addressed for recovery as part of the 2019 Rate Case. Both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5-year period consistent with IRS normalization rules (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million, which was credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through December 31, 2020. On November 20, 2020, APS filed an application to continue the TEAM Phase III monthly bill credit through the earlier of December 31, 2021, or at the conclusion of the 2019 Rate Case. On December 9, 2020, the ACC approved this request. Both the timing of the reduction in revenues refunded through the TEAM Phase III monthly bill credit and the offsetting income tax benefit are recognized based upon APS’s seasonal kWh sales pattern.

As part of the 2019 Rate Case, all impacts of the Tax Act were removed from the TEAM and incorporated into APS’s base rates. The TEAM was retained to address potential impacts of tax law that may be enacted prior to a decision in APS’s next rate case.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On May 5, 2021, at the ACC Staff’s request, the ACC eliminated the requirement for ACC Staff to develop a forecasted avoided cost methodology to determine the appropriate payments by utilities for exported energy from DG solar facilities, as technological and other developments since that decision have diminished the value of such a methodology. Prices for exported energy will continue to be determined using the RCP methodology.

In accordance with the 2017 Rate Case Decision, APS filed its request for a third-year export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020.  This price reflects the 10% annual reduction discussed above. On September 23, 2020, the ACC approved the annual reduction of the export energy price but voted to delay the effectiveness of the reduction in export prices until October 1, 2021. In accordance with this decision, the RCP export energy price of 9.4 cents per kWh became effective on October 1, 2021.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Burns’ position as an ACC commissioner ended on January 4, 2021. Nevertheless, Burns filed a motion with the Court of Appeals arguing that the appeal was not mooted by this fact and the court should decide the matter. Both APS and the ACC filed responses opposing the motion and asserting that the matter is moot. On March 4, 2021, the Court of Appeals found Burns’ motion to be moot because the Court of Appeals had issued an opinion deciding the matter that same day. In its March 4, 2021 opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC’s 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021 requesting that the petition be denied. The grant of review by the Arizona Supreme Court is discretionary. Pinnacle West and APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On April 25, 2019, the ACC Staff issued an initial set of draft energy rules and subsequent drafts were filed by ACC Staff in July 2019, February 2020 and July 2020. During this same time period, the ACC held multiple workshops to incorporate feedback from stakeholders and the ACC. On July 30, 2020, the ACC Staff issued final draft energy rules which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear is defined as a clean energy resource. The proposed rules also require 50% of retail energy served be renewable by the end of 2035. A new energy efficiency standard was not included in the proposed rules. If approved by the ACC Commissioners, the rules would require utilities to file a Clean Energy Implementation Plan and Energy Efficiency Report as part of their IRP every three years beginning in 2023. In addition, the ACC Staff proposed changing the IRP planning horizon from 15 years to 10 years.

The ACC discussed the final draft energy rules at several different meetings in 2020. On October 14, 2020, the ACC passed one amendment to ACC Staff’s final draft energy rules that would have required electric utilities to obtain 35% of peak load (as measured in 2020) by 2030 from DSM resources, including traditional energy efficiency, demand response and other programs aimed at reducing energy usage, peak demand management and load shifting. This standard aligned with the proposed rules’ three-year resource planning cycle and allowed recovery of costs through existing mechanisms until the ACC issues a decision in a future rate proceeding. On October 29, 2020, the ACC approved an amendment that would have required electric utilities to reduce their carbon emissions over 2016-2018 levels by 50% by 2032; 75% by 2040; and 100% by 2050. The ACC also approved an amendment that required utilities to install energy storage systems with an aggregate capacity equal to 5% of each utility’s 2020 peak demand by 2035, of which 40% must be derived from customer-owned or customer-leased distributed storage. Another approved amendment modified the resource planning process, including requirements for the ACC to approve a utility’s load forecast and resource plan, and for a utility to perform an all-source request for information to guide its resource plan. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments. The adopted rules include a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050 and 95% reduction by December 31, 2060. Since the adopted clean energy rules differ substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures are required before the rules can become effective. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRPs from April 1, 2020 to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. In March 2021, the ACC Staff requested additional time to prepare its assessment of utility IRPs and to engage a third-party consultant to analyze the utility IRPs. In August 2021, ACC Staff filed a copy of the third-party consultant report. The ACC has hosted three public comment sessions and a workshop related to this report. The ACC has taken no further action on APS’s IRP. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

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

On July 16, 2020, FERC issued a final rule revising FERC’s regulations implementing PURPA. The final rule went into effect on December 31, 2020. APS is monitoring how the revised regulations may impact its operations.

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

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. ACC stakeholder meetings were held in September 2019, October 2019 and January 2020 regarding the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
choose between a temperature threshold (above 95 degrees and below 32 degrees) or calendar threshold (June 1 – October 15) for disconnection moratoriums. The ACC held two public comment sessions on the draft rules and on November 2, 2021, the ACC approved the final rules. As part of the formal rulemaking process, the final rules will be filed with the Arizona Attorney General for review before the rules become effective. The Summer Disconnection Moratorium will remain in effect until the rules become final.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS is continuing to waive late payment fees. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic. See “COVID-19 Pandemic” above for more information.

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

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. The ACC has not yet set a schedule or process for conducting this proceeding. APS opposes Green Mountain Energy’s application and intends to intervene to contest it. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General requesting legal opinions related to a number issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates convenience and necessity.

On October 28, 2021, an ACC Commissioner docketed a letter directing ACC Staff and interested stakeholders to design a 200-300 MW pilot program that would allow residential and small commercial customers of APS to elect a competitive electricity supplier. The letter also states that similar programs should be designed for other Arizona regulated electric utilities. APS cannot predict the outcome of these future activities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, approximately $24 million of which has been returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
filing with the ACC. On March 18, 2020, the ACC agreed to take administrative notice to include in the pending rate case portions of the record in this prior proceeding that are relevant to the SCRs.

On August 2, 2021, the 2019 Rate Case ROO recommended a disallowance of approximately $399 million of SCR plant investments and $61 million of SCR cost deferrals. On October 27, 2021, the ACC voted and passed an amendment to the 2019 Rate Case ROO that allows for recovery of approximately $194 million of SCR related plant investments and cost deferrals, resulting in a partial and combined disallowance of $215.5 million on the investments and deferrals. The amendment also requires that APS include the SCR plant investments and deferrals in rate base and recover, depreciate and amortize the investments and deferrals based on an end-of-life assumption of July 2031. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred and intends to legally challenge the ACC’s $215.5 million disallowance. Based on APS’s review and analysis of the amendment to the 2019 Rate Case ROO and its intent to legally challenge the disallowance, APS has not reflected an impairment or write-off related to this regulatory action as of September 30, 2021. If the amended 2019 Rate Case ROO is ultimately upheld, APS may be required to record a charge to its results of operations of up to $215.5 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. As of September 30, 2021, the SCR plant investments and SCR cost deferral balances reported on our condensed consolidated balance sheet are approximately $331 million and $77 million, net of accumulated deferred income taxes, respectively.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($44.8 million as of September 30, 2021), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.

Navajo Plant

The Navajo Plant ceased operations in November 2019. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that allows for decommissioning activities to begin after the plant ceased operations.
APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($64.6 million as of September 30, 2021) plus a return on the net book value as well as other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset ($17.3 million as of September 30, 2021). APS believes it will be allowed recovery of the net book value, retirement and closure costs, in addition to a return on its investment. In accordance with GAAP,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in the second quarter of 2017, APS’s remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted. On August 2, 2021, the 2019 Rate Case ROO recommended that APS record 15% of the annual amortization of the regulatory asset as a non-operating expense. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended, and the recommendation regarding the Navajo Plant in the 2019 Rate Case ROO was adopted and ordered by the ACC. APS does not expect this to have a material impact on its financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$493,952	$—	$469,953
Deferred fuel and purchased power (b) (c)	2022	375,181	—	175,835	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2051	7,169	164,567	7,169	158,776
Retired power plant costs	2033	27,244	93,686	28,181	114,214
Ocotillo deferral	N/A	—	139,009	—	95,723
SCR deferral	N/A	—	101,890	—	81,307
Lost fixed cost recovery (b)	2022	58,423	—	41,807	—
Deferred property taxes	2027	8,569	43,199	8,569	49,626
Deferred compensation	2036	—	35,806	—	36,195
Four Corners cost deferral	2024	8,077	18,018	8,077	24,075
Income taxes — investment tax credit basis adjustment	2049	1,113	23,185	1,113	24,291
Palo Verde VIEs (Note 6)	2046	—	21,134	—	21,255
Coal reclamation	2026	1,068	16,198	1,068	16,999
Loss on reacquired debt	2038	1,648	9,716	1,689	10,877
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	9,131	332	9,380
Tax expense adjustor mechanism (b)	2021	8,614	—	6,226	—
PSA interest	2022	245	—	4,355	—
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	—	—	3,341	9,244
Demand side management (b)	2023	—	—	—	7,268
Other	Various	217	8,207	3,951	4,804
Total regulatory assets (d)		$497,900	$1,177,698	$291,713	$1,133,987

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2021		December 31, 2020
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes — ACC - Tax Act (a)	2046	$41,418	$980,277	$41,330	$1,012,583
Excess deferred income taxes — FERC - Tax Act (a)	2058	7,240	221,878	7,240	229,147
Asset retirement obligations	2057	—	554,820	—	506,049
Other postretirement benefits	(d)	47,798	302,366	37,705	349,588
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	126,502	68,681	—	—
Removal costs	(c)	73,325	51,986	52,844	103,008
Income taxes — change in rates	2050	2,839	63,707	2,839	66,553
Four Corners coal reclamation	2038	5,460	50,151	5,460	49,435
Income taxes — deferred investment tax credit	2049	2,231	46,431	2,231	48,648
Spent nuclear fuel	2027	6,778	40,102	6,768	44,221
Renewable energy standard (b)	2022	32,193	115	39,442	103
FERC transmission true up	2023	11,385	12,257	6,598	3,008
Property tax deferral	N/A	—	19,318	—	13,856
Sundance maintenance	2031	—	13,271	2,989	11,508
Demand side management (b)	2023	7,701	3,713	10,819	—
Tax expense adjustor mechanism (b) (e)	2021	7,398	—	7,089	—
Deferred gains on utility property	2022	1,907	551	2,423	1,544
Active union medical trust	N/A	—	1,481	—	6,057
Other	Various	5,018	107	3,311	4,861
Total regulatory liabilities		$379,193	$2,431,212	$229,088	$2,450,169

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost — benefits earned during the period	$15,309	$14,058	$45,927	$42,174	$4,449	$5,559	$13,347	$16,677
Non-service costs (credits):
Interest cost on benefit obligation	24,641	29,642	73,924	88,925	4,128	6,464	12,385	19,393
Expected return on plan assets	(50,657)	(46,861)	(151,971)	(140,582)	(10,361)	(10,019)	(31,083)	(30,057)
Amortization of:
Prior service credit	—	—	—	—	(9,425)	(9,394)	(28,279)	(28,182)
Net actuarial loss (gain)	3,987	8,653	11,961	25,959	(2,523)	—	(7,569)	—
Net periodic benefit cost/(benefit)	$(6,720)	$5,492	$(20,159)	$16,476	$(13,732)	$(7,390)	$(41,199)	$(22,169)
Portion of cost/(benefit) charged to expense	$(7,803)	$736	$(24,428)	$2,349	$(9,765)	$(5,286)	$(28,901)	$(15,798)

Contributions

We have made voluntary contributions of $100 million to our pension plan year-to-date in 2021. The minimum required contributions for the pension plan are zero for the next three years. We do not expect to make any voluntary pension contributions in 2022 and 2023. We do not expect to make any contributions for the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2021 of $4 million and $13 million, respectively, and for the three and nine months ended September 30, 2020 of $5 million and $15 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2021	December 31, 2020
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$95,133	$98,036
Equity — Noncontrolling interests	121,581	119,290

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2021	December 31, 2020
Power	GWh	—	368
Gas	Billion cubic feet	161	205

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gains and Losses from Derivative Instruments

The following table provides information about APS’s gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2021	2020	2021	2020
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$—	$—	$—	$(763)

(a)During the three and nine months ended September 30, 2021 and 2020, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.
(b)Amounts are before the effect of PSA deferrals.

During the next 12 months, we estimate that no amounts will be reclassified from accumulated OCI into income. For APS, the delivery period for all derivative instruments in designated cash flow accounting hedging relationships have lapsed.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2021	2020	2021	2020
Net Gain Recognized in Income	Fuel and purchased power (a)	$147,712	$49,611	$269,686	$14,639

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

As of September 30, 2021: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$129,202	$(2,683)	$126,519	$76	$126,595
Investments and other assets	68,682	—	68,682	—	68,682
Total assets	197,884	(2,683)	195,201	76	195,277

Current liabilities	(2,700)	2,683	(17)	(1,635)	(1,652)
Deferred credits and other	—	—	—	—	—
Total liabilities	(2,700)	2,683	(17)	(1,635)	(1,652)
Total	$195,184	$—	$195,184	$(1,559)	$193,625

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions or collateral posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,635 and cash margin provided to counterparties of $76.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2021, we have two counterparties for which our exposure represents approximately 28% of Pinnacle West’s $195 million of risk management assets. This exposure relates to master agreements with counterparties and both are rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2021
Aggregate fair value of derivative instruments in a net liability position	$2,700
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered	—

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

APS has submitted seven claims pursuant to the terms of the August 18, 2014 settlement agreement, for seven separate time periods during July 1, 2011 through June 30, 2020. The DOE has approved and paid $111.8 million for these claims (APS’s share is $32.5 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On November 1, 2021 APS filed its eighth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $12.2 million (APS’s share is $3.6 million).

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $22.4 million for each retrospective premium assessment declared by NEIL’s

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $63.3 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

As of September 30, 2021, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $695 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of September 30, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations. See Note 6 for discussion regarding changes to our contractual obligations related to the Palo Verde sale leaseback transactions.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS during the first quarter of 2022. We estimate that our costs related to this investigation and study will be approximately $3 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

Arizona Attorney General Matter

APS received civil investigative demands from the Attorney General seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021 APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, approximately $24 million of which has been returned to customers as restitution.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On August 2, 2021, the 2019 Rate Case ROO recommended a disallowance of approximately $399 million of SCR plant investments and $61 million of SCR cost deferrals. On October 27, 2021, the ACC voted and passed an amendment to the 2019 Rate Case ROO that allows for recovery of approximately $194 million of SCR related plant investments and cost deferrals, resulting in a partial and combined disallowance of $215.5 million on the investments and deferrals. The amendment also requires that APS include the SCR plant investments and deferrals in rate base and recover, depreciate and amortize the investments and deferrals based on an end-of-life assumption of July 2031. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred and intends to legally challenge the ACC’s $215.5 million disallowance. Based on APS’s review and analysis of the amendment to the 2019 Rate Case ROO and its intent to legally challenge the disallowance, APS has not reflected an impairment or write-off related to this regulatory action as of September 30, 2021. If the amended 2019 Rate Case ROO is ultimately upheld, APS may be required to record a charge to its results of operations of up to $215.5 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. As of September 30, 2021, the SCR plant investments and SCR cost deferral balances reported on our condensed consolidated balance sheet are approximately $331 million and $77 million, net of accumulated deferred income taxes, respectively. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

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

In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See “Cholla” in Note 4 for information regarding future plans for Cholla and details related to the resulting regulatory asset.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
add a specific, health-based groundwater protection standard for boron, EPA has yet to take action on this proposal.

•Based on an August 21, 2018 D.C. Circuit decision, which vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, EPA recently proposed corresponding changes to federal CCR regulations. On July 29, 2020, EPA took final action on new regulations establishing revised deadlines for initiating the closure of unlined CCR surface impoundments by April 11, 2021 at the latest. All APS disposal units subject to these closure requirements were closed as of April 11, 2021.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That ruling endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP. On October 29, 2021, the U.S. Supreme Court announced that it was accepting judicial review of the January D.C. Circuit decision vacating the ACE regulations. While the Biden administration has expressed an intent to regulate carbon emissions in this sector more aggressively under the Clean Air Act, we cannot at this time predict the outcome of pending EPA rulemaking proceedings or ongoing litigation related to the scope of EPA’s authority under the Clean Air Act to regulate carbon emissions from existing power plants.

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

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018 from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of September 30, 2021, the note has a remaining balance of $14 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.

In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC’s 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West’s guarantee is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2021, standby letters of credit totaled $5.3 million and expire in 2022. As of September 30, 2021, surety bonds expiring through 2022 totaled $14 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2021. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of September 30, 2021 are immaterial in amount and the PTC Guarantees (approximately $37 million as of September 30, 2021) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income:
Interest income	$1,602	$2,956	$5,236	$8,988
Investment gains - net	—	—	—	2,594
Debt return on Four Corners SCR deferrals (Note 4)	4,091	4,260	12,266	11,649
Debt return on Ocotillo modernization project (Note 4)	6,386	6,663	19,169	19,511
Miscellaneous	4	2	48	146
Total other income	$12,083	$13,881	$36,719	$42,888
Other expense:
Non-operating costs	(2,973)	(2,453)	(9,013)	(7,401)
Investment gains (losses) — net	(704)	(291)	(1,478)	—
Miscellaneous	(2,505)	(3,094)	(4,728)	(7,025)
Total other expense	$(6,182)	$(5,838)	$(15,219)	$(14,426)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income:
Interest income	$1,118	$2,403	$3,645	$6,927
Debt return on Four Corners SCR deferrals (Note 4)	4,091	4,260	12,266	11,649
Debt return on Ocotillo modernization project (Note 4)	6,386	6,663	19,169	19,511
Miscellaneous	2	2	40	146
Total other income	$11,597	$13,328	$35,120	$38,233
Other expense:
Non-operating costs	(1,892)	(1,906)	(7,284)	(6,501)
Miscellaneous	(304)	(893)	(2,523)	(4,825)
Total other expense	$(2,196)	$(2,799)	$(9,807)	$(11,326)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$339,798	$346,372	$591,136	$569,950
Weighted average common shares outstanding — basic	112,923	112,679	112,878	112,639
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	294	308	300	273
Weighted average common shares outstanding — diluted	113,217	112,987	113,178	112,912
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$3.01	$3.07	$5.24	$5.06
Net income attributable to common shareholders — diluted	$3.00	$3.07	$5.22	$5.05

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

Equity Securities

The nuclear decommissioning trusts’ equity security investments are held indirectly through commingled funds.  The commingled funds are valued using the funds’ NAV as a practical expedient. The funds’ NAV is primarily derived from the quoted active market prices of the underlying equity securities held by the funds. We may transact in these commingled funds on a semi-monthly basis at the NAV.  The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled funds’ shares are offered to a limited group of investors, they are not considered to be traded in an active market. As these instruments are valued using NAV, as a practical expedient, they have not been classified within the fair value hierarchy.

The nuclear decommissioning trusts and other special use funds may also hold equity securities that include exchange traded mutual funds and money market accounts for short-term liquidity purposes. These short-term, highly-liquid, investments are valued using active market prices.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables

The following table presents the fair value at September 30, 2021 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$197,874	$9	$(2,606)	(a)	$195,277
Nuclear decommissioning trust:
Equity securities	33,794	—	—	(23,543)	(b)	10,251
U.S. commingled equity funds	—	—	—	705,946	(c)	705,946
U.S. Treasury debt	183,084	—	—	—		183,084
Corporate debt	—	141,744	—	—		141,744
Mortgage-backed securities	—	115,714	—	—		115,714
Municipal bonds	—	60,188	—	—		60,188
Other fixed income	—	8,558	—	—		8,558
Subtotal nuclear decommissioning trust	216,878	326,204	—	682,403		1,225,485

Other special use funds:
Equity securities	25,071	—	—	1,392	(b)	26,463
U.S. Treasury debt	336,494	—	—	—		336,494
Municipal bonds		11,886	—	—		11,886
Subtotal other special use funds	361,565	11,886	—	1,392		374,843

Total assets	$578,443	$535,964	$9	$681,189		$1,795,605
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(2,674)	$(26)	$1,048	(a)	$(1,652)

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $14 million as of September 30, 2021 and $27 million as of December 31, 2020, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2020, APS was reimbursed $14 million for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below. On January 4, 2021, an additional $106 million of investments were transferred from APS other postretirement benefit trust assets into the active union employee medical account (see Note 5).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$739,740	$25,071	$764,811		$511,895	$(27)
Available for sale-fixed income securities	509,288	348,380	857,668	(a)	27,218	(1,763)
Other	(23,543)	1,392	(22,151)	(b)	—	—
Total	$1,225,485	$374,843	$1,600,328		$539,113	$(1,790)

(a)As of September 30, 2021, the amortized cost basis of these available-for-sale investments is $832 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$639,851	$37,337	$677,188		$421,666	$—
Available for sale-fixed income securities	516,412	216,668	733,080	(a)	46,581	(398)
Other	(17,828)	504	(17,324)	(b)	—	—
Total	$1,138,435	$254,509	$1,392,944		$468,247	$(398)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2021
Realized gains	$1,652	$—	$1,652
Realized losses	(1,555)	(7)	(1,562)
Proceeds from the sale of securities (a)	181,728	27,608	209,336
2020
Realized gains	$2,933	$—	$2,933
Realized losses	(750)	(15)	(765)
Proceeds from the sale of securities (a)	178,919	37,107	216,026

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2021
Realized gains	$6,026	$—	$6,026
Realized losses	(6,849)	(7)	(6,856)
Proceeds from the sale of securities (a)	606,796	190,382	797,178
2020
Realized gains	$10,746	$—	$10,746
Realized losses	(4,598)	(15)	(4,613)
Proceeds from the sale of securities (a)	534,057	73,828	607,885

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at September 30, 2021, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$22,350	$30,762	$40,060	$93,172
1 year – 5 years	146,918	43,898	201,342	392,158
5 years – 10 years	127,053	1,797	22,011	150,861
Greater than 10 years	212,967	8,510	—	221,477
Total	$509,288	$84,967	$263,413	$857,668

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2021	$(59,639)		$(939)		$(60,578)
OCI (loss) before reclassifications	—		(194)		(194)
Amounts reclassified from accumulated other comprehensive loss	1,106	(a)	—		1,106
Balance September 30, 2021	$(58,533)		$(1,133)		$(59,666)

Balance June 30, 2020	$(56,326)		$(1,549)		$(57,875)
OCI (loss) before reclassifications	—		(659)		(659)
Amounts reclassified from accumulated other comprehensive loss	1,043	(a)	—	(b)	1,043
Balance September 30, 2020	$(55,283)		$(2,208)		$(57,491)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2020	$(60,725)		$(2,071)		$(62,796)
OCI (loss) before reclassifications	(1,125)		938		(187)
Amounts reclassified from accumulated other comprehensive loss	3,317	(a)	—		3,317
Balance September 30, 2021	$(58,533)		$(1,133)		$(59,666)

Balance December 31, 2019	$(56,522)		$(574)		$(57,096)
OCI (loss) before reclassifications	(2,008)		(1,916)		(3,924)
Amounts reclassified from accumulated other comprehensive loss	3,247	(a)	282	(b)	3,529
Balance September 30, 2020	$(55,283)		$(2,208)		$(57,491)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2021	$(39,832)		$—		$(39,832)
OCI (loss) before reclassifications	—		—		—
Amounts reclassified from accumulated other comprehensive loss	1,000	(a)	—		1,000
Balance September 30, 2021	$(38,832)		$—		$(38,832)

Balance June 30, 2020	$(35,025)		$—		$(35,025)
OCI (loss) before reclassifications	—		—		—
Amounts reclassified from accumulated other comprehensive loss	900	(a)	—	(b)	900
Balance September 30, 2020	$(34,125)		$—		$(34,125)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2020	$(40,918)		$—		$(40,918)
OCI (loss) before reclassifications	(914)		—		(914)
Amounts reclassified from accumulated other comprehensive loss	3,000	(a)	—		3,000
Balance September 30, 2021	$(38,832)		$—		$(38,832)

Balance December 31, 2019	$(34,948)		$(574)		$(35,522)
OCI (loss) before reclassifications	(1,951)		292		(1,659)
Amounts reclassified from accumulated other comprehensive loss	2,774	(a)	282	(b)	3,056
Balance September 30, 2020	$(34,125)		$—		$(34,125)

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

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company’s proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 12-month period. As a result, the Company began amortization in March 2019. The Company recorded $14 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities as of March 31, 2020, with these non-depreciation related net excess deferred tax liabilities being fully amortized as of March 31, 2020. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. The Company recorded $24 million of income tax benefit related to amortization of these depreciation related net excess deferred tax liabilities for the periods ending September 30, 2021 and September 30, 2020. See Note 4 for more details.

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. See Note 6 for additional details related to the Palo Verde sale leaseback VIEs.

As of the balance sheet date, the tax year ended December 31, 2018 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years before 2016.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounted for as an operating lease. The contract does not contain a purchase option or a term extension option.  In addition to the fixed monthly capacity payment, APS must also pay variable charges based on the actual production volume of the asset.  The variable consideration is not included in the measurement of our lease obligation.

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$70,102	$4,626	$74,728	$51,662	$4,655	$56,317
Variable lease cost	37,586	224	37,810	40,658	232	40,890
Short-term lease cost	—	902	902	—	1,038	1,038
Total lease cost	$107,688	$5,752	$113,440	$92,320	$5,925	$98,245

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$99,616	$13,865	$113,481	$68,883	$13,959	$82,842
Variable lease cost	99,613	734	100,347	102,052	730	102,782
Short-term lease cost	—	3,151	3,151	—	2,824	2,824
Total lease cost	$199,229	$17,750	$216,979	$170,935	$17,513	$188,448

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	September 30, 2021
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2021 (remaining three months of 2021)	$28,240	$3,311	$31,551
2022	103,744	12,323	116,067
2023	106,161	9,995	116,156
2024	108,634	7,373	116,007
2025	111,166	5,564	116,730
2026	75,099	4,343	79,442
Thereafter	39,106	34,912	74,018
Total lease commitments	572,150	77,821	649,971
Less imputed interest	23,721	17,325	41,046
Total lease liabilities	$548,429	$60,496	$608,925

We recognize lease assets and liabilities upon lease commencement. At September 30, 2021, we have lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to energy storage agreements, with lease commencement dates expected to begin in June 2022 with terms ending through December 2042. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $392 million over the term of the arrangements.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$85,002	$56,896
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	251,119	436,587

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate (a)	1.75%	1.69%

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

16.     Asset Retirement Obligations

During the nine months ended September 30, 2021, the Company revised its cost estimates for existing Asset Retirement Obligations (ARO) at Cholla related to updated estimates for the closure of ponds and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
facilities, which resulted in an increase to the ARO of approximately $28 million. (See additional details in Notes 4 and 8.)

The following schedule shows the change in our asset retirement obligations for the nine months ended September 30, 2021 (dollars in thousands):

2021
Asset retirement obligations at January 1, 2021	$705,083
Changes attributable to:
Accretion expense	28,541
Settlements	(3,225)
Estimated cash flow revisions	27,678
Asset retirement obligations at September 30, 2021	$758,077

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

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of about $22 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

We identified business-critical positions in our operations and support organizations, with backup personnel ready to assist if an issue arose. Additionally, efforts to ensure the health and safety of our employees resulted in bifurcated control rooms, thus reducing the number of employees in mission-critical locations. We also established COVID-19 safety protocols, social distancing practices and offering virtual options whenever possible. The Company also took rapid action to implement an all Company COVID-19 hotline, a focused COVID-19 team, and procured on-site COVID-19 testing at key facilities early in the pandemic. Through this testing, case management and contact tracing, the Company has been able to significantly limit COVID-19 transmission in the workplace. As a result of these efforts, we were able to maintain the continuity of the essential services that we provide to our customers, while also managing the spread of the virus and promoting the health, physical and mental well-being and safety of our employees, customers and communities. In the summer of 2021, the Company began transitioning employees that were previously working remotely back to the workplace on a limited basis and began the reduction of our COVID-19 safety protocols and restrictions. Due to the COVID-19 Delta variant and increased transmission rates, the Company has delayed its full transition back to the workplace and COVID-19 safety protocols and restrictions remain in place.

Essential planned work and capital investments are continuing during the pandemic with priority given to support fire mitigation and summer storm efforts, as well as heat related outages. Raw material shortages and natural disasters are putting increased pressure on the global supply chain. APS is experiencing some delays in raw materials from Asia but currently, it has not experienced material supply chain shortages that impact its ability to serve its customers’ needs. If APS continues to experience delays in materials, it could experience an increase in purchased power costs for summer generation needs. Such increased purchased power costs would be expected to be recoverable through the PSA (See Note 4 for additional information on the PSA). APS has measures in place to continually monitor and evaluate resource needs and supply chain adequacy but cannot predict whether there will be material supply chain shortages in the future.

The Company’s operations and maintenance expenses, exclusive of bad debt expense, increased by approximately $3.6 million for the period ended September 30, 2021 due to costs for personal protective equipment and other health and safety-related costs related to COVID-19. We expect the Company’s operation and maintenance expenses will continue to be impacted for 2021 by the need for additional personal protective equipment and other health and safety-related costs related to COVID-19.

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

On June 30, 2020, FERC issued an order granting a waiver request related to the existing AFUDC rate calculation beginning March 1, 2020 through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 31, 2022. The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in both 2020 and 2021, but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements. See Note 1.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment and waived late payment fees beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021 and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS is continuing to waive late payment fees. APS has experienced and is continuing to experience an increase in bad debt expense associated with the COVID-19 pandemic, the Summer Disconnection Moratorium and the related write-offs of customer delinquent accounts. APS currently estimates that the Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with this will result in a negative impact to its 2021 operating results of approximately $15 million to $25 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. These estimated impact amounts for 2021 depend on certain current assumptions, including, but not limited to, customer behaviors, population and employment growth, and the impacts of COVID-19 on the economy. See Note 4.

In February 2021, due to COVID-19, APS delayed the annual reset of the PSA. Rather than the increase being effective February 2021, the PSA reset was implemented with 50% of the increase effective April 2021 and the remaining 50% increase effective November 2021. See Note 4.

More detailed discussion of the impacts and future uncertainties related to the COVID‑19 pandemic can be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Notes to Pinnacle West’s and APS’s financial statements that appear in Item 1 of this report and "Risk Factors" in Part II, Item 1A of this report.

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

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provided substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable projects. Our proposed CCT plan supported the Navajo Nation, where Four Corners is located, the communities surrounding the Cholla Power Plant and the Hopi Tribe, which is impacted by closure of the Navajo Plant. On November 2, 2021, the ACC approved an amended 2019 Rate Case ROO that will require (i) equal payments over a 3-year period that total $10 million to the Navajo Nation, (ii) a $1 million one-time payment to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (iii) a $500,000 one-time payment to the Navajo County communities within 60 days of the 2019 Rate Case decision, (iv) up to $1.25 million for electrification of homes and businesses on the Hopi reservation within 12 months of the 2019 Rate Case decision and (v) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation within 12 months of the 2019 Rate Case decision. The payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant. All ordered payments and expenditures would be recoverable through rates. See Note 4 for a discussion of the CCT plan.

In June 2021, APS and the owners of Four Corners entered into agreements to operate Four Corners seasonally beginning in Fall 2023, subject to the necessary approvals. Under seasonal operation, a single unit will remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. In addition, the other unit will be operational throughout the summer season of June through October when customer demand is the highest. APS believes that operating Four Corners seasonally will bring environmental benefits and ensure continued service reliability for its customers, especially during Arizona’s hot summer months, as APS transitions to ceasing to use coal-fired generation by 2031. By moving to seasonal operations, Four Corners will become a more flexible resource that supports increasing amounts of clean energy, helping to compensate for the intermittent output of renewable resources. This change also helps ensure reliability of a critical energy source while reducing operations and maintenance costs. APS estimates that the shift to seasonal operations will reduce annual carbon emissions at Four Corners by an estimated 20-25%, as compared to current conditions.

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

In September 2019, APS issued a request for proposal (“RFP”) that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW power purchase agreement (“PPA”) for a wind resource that is expected to be in service in the fourth quarter of 2021. Also in September 2019, APS issued a RFP that sought competitive proposals for up to 150 MW of APS-owned solar resources, designed with the flexibility to add energy storage as a future option. Negotiations pursuant to this RFP were terminated in March 2021. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an “all source” RFP that solicited both standalone energy storage and renewable energy plus energy storage resources and additional peaking capacity resources (collectively, the “December 2020 RFPs”). As a result of the amended all source RFP, APS executed a PPA in October 2021 for a 238 MW wind resource to be in service by June 2023, and also executed an engineering, procurement and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in early 2023. APS is still negotiating contracts for additional resources to be in service in 2024 in connection with the amended all source RFP.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of September 30, 2021. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	247	—
Purchased Power Agreements Renewables:
Solar	310	160
Wind (a)	289	110
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	270
Total Distributed Energy: Solar (b)	1,198	87	(c)
Total Renewable Portfolio	2,071	357

(a)         Includes 90 MW wind PPA that is currently in operation that will be decommissioned in 2021 and rebuilt in the same year, together with an additional 110 MW, for a total of 200 MW, as a result of a PPA executed in September 2020.
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

In early 2018, APS entered into a 15-year PPA for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement was scheduled to begin in 2021; however, APS terminated the agreement, effective February 16, 2021, because project development could not be sufficiently advanced to support the expected in-service date. In 2018, APS issued a RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by June 2022. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract, with a 2023 in-service date, will complete the addition of storage on all of APS's current APS-owned utility-scale solar facilities.

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

APS currently plans to install at least 850 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs. Currently, APS is seeking energy storage resources through the December 2020 RFPs. In connection with the RFPs, in October 2021, APS entered into two energy storage PPAs with a total of 300 MW of capacity and one solar plus energy storage PPA with 60 MW of solar plus energy storage capacity. These resources are expected to be in service by June 2023 and June 2024. These PPAs are subject to ACC approval in order to allow for cost recovery through the PSA.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of September 30, 2021. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201
Purchase Power Agreements Energy Storage	—	150
Residential Energy Storage	10(a)	4
Total Energy Storage Portfolio	10	355

(a)    This includes 10 MW of APS customer-owned batteries and 0.3 MW of APS-owned residential batteries.

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

Affordable

We believe it is APS’s responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through September 2021, the average residential bill decreased by 6.41%, or $9.60, due to net reductions in cost recovery adjustor mechanisms.

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

Participation in the EIM continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS continues to evaluate opportunities that benefit our customers and is exploring opportunities to move to a day-ahead market with the expectation of reliably achieving incrementally greater cost savings and using the region’s increasing renewable resources more efficiently. As part of that effort, APS is exploring several options. APS is in discussions with the current EIM operator, the California Independent System Operator, Inc. (“CAISO”), the Western Resource Adequacy Program, the Western Markets Exploratory Group, and the Southwest Power Pool. Each of these explorations also involve other entities and are being undertaken to evaluate the feasibility of creating a voluntary day-ahead market.

Reliable

While our energy mix evolves, the obligation to deliver reliable service to our customers remains. Notwithstanding the challenges presented by the COVID-19 pandemic, as well the Phoenix metropolitan experiencing the warmest June on record and its summer monsoon being the third-wettest over the last 41 years, APS continued to provide reliable service to its customers in 2021.

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

In April 2021, the CAISO sought FERC authorization for certain tariff changes intended to try to address risks associated with high heat weather events. Although APS is generally supportive of some of these changes, others would change the load, export, and wheeling priorities in a way that would unfairly benefit California entities at the expense of non-California entities. APS formally opposed those changes in front of FERC. On June 25, 2021, FERC issued an order accepting the CAISO’s proposed changes. On July 26, 2021, APS filed seeking a rehearing of FERC’s June 25, 2021 order. On August 26, 2021, FERC issued a notice indicating that the pending requests for rehearing were denied by operation of law and providing for further consideration. The requests for rehearing will be addressed in a future FERC order. APS cannot predict the outcome of these proceedings. Nor can PNW or APS predict whether energy shortages, market priorities, and/or price spikes due to extreme weather conditions will have an impact on its financial position, results of operations or cash flows.

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

Customer-Focused

Customers are at the core of what APS does every day and its focus remains on its customers and the communities it serves. It is APS’s goal to achieve an industry-leading best-in-class customer experience, including that APS improve its J.D. Power (“JDP”) customer satisfaction ratings from the fourth quartile to the first quartile of its peer set. Its third quarter 2021 JDP customer satisfaction score is tied with its 2020 performance, which was the highest in APS’s history and included being the most improved large utility from 2019 to 2020. APS’s focus remains on reliability and outage communications, value for price paid, billing and payment, corporate citizenship, communications, and customer care, which includes customers’ phone and digital experience. APS has continually improved its customer center performance with approximately 75% of its calls answered in 30 seconds or less and customers rating their phone experience in the first quartile nationally. APS has established a formal customer experience strategy council, which is a forum for sharing the Voice of the Customer and Voice of the Employee across the organization, ensuring a customer-centric culture, strategy, and plan.

APS is focused on continued awareness and outreach to its customers regarding assistance programs and resources to help customers, including energy efficiency programs, billing and payment programs, flexible and extended payment arrangements and providing customer options for assistance leveraging federal funding and agency assistance for utility bills. As of September 30, 2021, APS customers have received approximately $15 million from various sources of bill assistance with the largest amount coming from the Arizona Department of Economic Security’s Emergency Rental Assistance Program. This combined funding has assisted approximately 22,0000 customers. APS is also educating its customers on its “Safety Net” program, which allows customers to designate another party who will receive a copy of their bills without taking on any financial responsibility for the account in order to assist with delinquent payments and potential disconnections. In addition, customers can also allow a guest designation to their aps.com profile where a third party can view billing information on-demand.

APS also convened a customer advisory board and consumer work group (stakeholder committee) in 2020 to serve as a vehicle for gathering valuable insights, directly from a cross-section of customers and stakeholders, that intends to keep APS apprised of customer needs, wants, and perspectives. The customer advisory board has met several times in 2021, addressing rate plan simplification, bill redesign and customer communications, among other things.

APS is also focused on educating customers on rate plans through monthly bill analysis and communicating to customers their most economical plan. APS is redesigning and improving the customer bill based on customer research, industry best practices and customer feedback. APS continues to see an increase in rate plan digital engagement, rate plan changes and rate comparison volumes on its website. As of September 25, 2021, 53.6% of its customers are on their most economical plan (as determined based on the time of the calculation).

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of October 11, 2021, APS had installed approximately 315 charging ports at business customer locations with more stations expected to be added through 2022. The program provides charging equipment, installation, and maintenance to business customers, government agencies, and multifamily housing communities. In addition to the Level 2 charging stations, APS will begin construction of direct current fast charging stations that will be owned and operated by APS at five locations in Arizona. This project is projected to be completed during 2022, with each location including 2-150 kilowatt and 2-350 kilowatt DC fast charging stations. Charging at these stations will be accessible through the Electrify America charging network. APS also has a goal of 450,000 light-duty electric vehicles in its service territory by 2030.

Additionally, as part of the 2020 DSM Plan, the ACC approved programs for electric vehicles, including a residential program to measure electric vehicle charging as well as a $100 rebate to home builders for new home 240V charging station garage outlets.

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS is actively participating in this process, which was submitted in April 2021 to the ACC for review and approval. The ACC held workshops in August 2021 to discuss the TE Plan.

Hydrogen Production

Palo Verde, in partnership with Idaho National Laboratory (“INL”), Energy Harbor Corporation (“Energy Harbor”) and Xcel Energy Incorporated “Xcel”), was chosen by the DOE’s Office of Nuclear Energy to participate in a series of hydrogen production projects with the goal to improve the long-term economic competitiveness of the nuclear power industry. The multi-phase projects began in 2020 with a series of small-scale hydrogen production demonstration projects led by Energy Harbor and Xcel, as well as a technical and economic assessment performed by INL of using electricity generated at Palo Verde to produce hydrogen.

Based on the experience from Palo Verde’s utility partners’ small scale demonstration projects and from the Palo Verde-specific technical and economic assessment performed by INL, in April 2021, PNW Hydrogen LLC, a newly formed subsidiary of Pinnacle West (“PNW Hydrogen”), applied for DOE funding for a larger scale hydrogen production demonstration project using electricity sourced from Palo Verde. On October 7, 2021, PNW Hydrogen was notified that DOE’s Office of Energy Efficiency & Renewable Energy and Office of Nuclear Energy had selected PNW Hydrogen’s application for an award of $20 million in federal funding to support the hydrogen production demonstration project, subject to negotiation and execution of a definitive Cooperative Agreement funding instrument between PNW Hydrogen and DOE.

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

Regulatory Overview

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that was the subject of a separate proceeding (see “SCR Cost Recovery” in Note 4). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS’s application were:

•a test year comprised of 12 months ended June 30, 2019, adjusted as described below;
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

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC the 2019 Rate Case. The ACC Staff recommended, among other things, (i) a $89.7 million revenue increase, (ii) an average annual customer bill increase of 2.7%, (iii) a return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) the recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) the recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommended, among other things, (i) a $20.8 million revenue decrease, (ii) an average annual customer bill decrease of 0.63%, (iii) a return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) the nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) the recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

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

The hearing concluded on March 3, 2021 and the post-hearing briefing concluded on April 30, 2021. In May 2021, the ACC declined to re-open the evidentiary record in the 2019 Rate Case to take additional evidence on topics raised by certain ACC Commissioners, including adjustor cost recovery mechanisms.

On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. The 2019 Rate Case ROO recommends, among other things, (i) a $111 million decrease in annual revenue requirements, (ii) a return on equity of 9.16%, (iii) a 0.30% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.03% reduction to return on equity resulting in an effective fair value rate of return of 4.95%, (iv) the nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project (see “Four Corners SCR Cost Recovery” below for additional information), (v) the recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral, (vi) a 15% disallowance of annual amortization of Navajo Plant regulatory asset recovery, (vii) the denial of the request to defer until APS’s next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes, and (viii) a collaborative process to review and recommend revisions to APS’s adjustment mechanisms within 12 months after the date of the decision. The 2019 Rate Case ROO also recommended that the CCT plan include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant. These amounts would be recoverable from APS’s customers through the Arizona Renewable Energy Standard and Tariff (“RES”) adjustment mechanism. APS filed exceptions on September 13, 2021 regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO, among other issues.

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $500,000 to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation within 12 months of the 2019 Rate Case decision and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation within 12 months of the 2019 Rate Case decision. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time of use period from 3 p.m.-8 p.m. to 4 p.m.-7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. APS intends to file with the ACC an application for rehearing of the 2019

Rate Case. If the ACC does not approve this application, APS intends to appeal the decision in the 2019 Rate Case and is considering all other available and appropriate options. APS cannot predict the outcome of this proceeding.

APS expects to file an application with the ACC for its next general retail rate case in the near future but is continuing to evaluate the timing of such filing.

See Note 4 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On August 2, 2021, the 2019 Rate Case ROO recommended a disallowance of approximately $399 million of SCR plant investments and $61 million of SCR cost deferrals. On October 27, 2021, the ACC voted and passed an amendment to the 2019 Rate Case ROO that allows for recovery of approximately $194 million of SCR related plant investments and cost deferrals, resulting in a partial and combined disallowance of $215.5 million on the investments and deferrals. The amendment also requires that APS include the SCR plant investments and deferrals in rate base and recover, depreciate and amortize the investments and deferrals based on an end of life assumption of July 2031. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred and intends to legally challenge the ACC's $215.5 million disallowance. Based on APS's review and analysis of the amendment to the 2019 Rate Case ROO and its intent to legally challenge the disallowance, APS has not reflected an impairment or write-off related to this regulatory action as of September 30, 2021. If the amended 2019 Rate Case ROO is ultimately upheld, APS may be required to record a charge to its results of operations of up to $215.5 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. As of September 30, 2021, the SCR plant investments and SCR cost deferral balances reported on our condensed consolidated balance sheet are approximately $331 million and $77 million, net of accumulated deferred income taxes, respectively. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Arizona Attorney General Matter

APS received civil investigative demands from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) seeking information pertaining to the rate plan comparison tool offered to APS customers and other related issues including implementation of rates from the 2017 Settlement Agreement and its Customer Education and Outreach Plan associated with the 2017 Settlement Agreement. APS fully cooperated with the Attorney General’s Office in this matter. On February 22, 2021, APS entered into a consent agreement with the Attorney General as a way to settle the matter. The settlement resulted in APS paying $24.75 million, approximately $24 million of which has been returned to customers as restitution. While this matter has been resolved with the Attorney General, APS cannot predict whether additional inquiries or actions may be taken by the ACC.

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

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek wind farm in Missouri (“Clear Creek”) and the 250 MW Nobles 2 wind farm in Minnesota (“Nobles 2”). Clear Creek achieved commercial operation in May 2020 and Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term PPAs. BCE indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of September 30, 2021, El Dorado has contributed approximately $10 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in invisionAZ Fund, which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. The investment will be made by El Dorado as investments are selected by the invisionAZ Fund.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.2% for the nine-month period ended September 30, 2021 compared with the prior-year period. For the three years 2018 through 2020, APS’s customer growth averaged 2.0% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2021 and that average annual growth will be in the range of 1.5% to 2.5% through 2024 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.8% for the nine-month period ended September 30, 2021 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were residential sales being stronger than anticipated due to continued work-from-home policies, a strong improvement in sales to commercial and industrial customers, and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales is currently unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales. APS cannot predict whether sales from commercial and industrial customers has fully recovered, but it expects sales trends to continue normalizing during 2021 as business activity continues to recover and more people return to work.

For the three years 2018 through 2020, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 3.0% to 4.0% for 2021 and that average annual growth will be in the range of 3.5% to 4.5% through 2024, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range now includes the impacts of new, large manufacturing facilities, which are expected to contribute to average annual growth in the range of 1.0% to 2.0% through 2024. This projected sales growth range also includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by slower than expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, larger manufacturing facilities not coming to Arizona as expected, a diminishing shift to remote work, slower than expected commercial and industrial expansions, or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. See Note 14 for details of the impacts on the Company as of September 30, 2021. In APS’s 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended September 30, 2021 compared with three-month period ended September 30, 2020.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2021 was $340 million, compared with consolidated net income attributable to common shareholders of $346 million for the prior-year period.  The results reflect a decrease of approximately $7 million for the regulated electricity segment primarily due to lower revenue driven by the effects of weather, and higher depreciation and amortization expense, partially offset by higher customer usage and customer growth, increased transmission revenue and higher pension and other postretirement non-service credits.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2021	2020	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$882	$900	$(18)
Operations and maintenance	(231)	(235)	4
Depreciation and amortization	(164)	(153)	(11)
Taxes other than income taxes	(58)	(55)	(3)
Pension and other postretirement non-service credits - net	28	14	14
All other income and expenses, net	19	16	3
Interest charges, net of allowance for borrowed funds used during construction	(59)	(57)	(2)
Income taxes	(72)	(77)	5
Less income related to noncontrolling interests (Note 6)	(4)	(5)	1
Regulated electricity segment income	341	348	(7)
All other	(1)	(2)	1
Net Income Attributable to Common Shareholders	$340	$346	$(6)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $18 million lower for the three months ended September 30, 2021 compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$(96)	$(23)	$(73)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	89	92	(3)
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	(2)	7
Higher transmission revenues (Note 4)	16	—	16
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	47	12	35
Miscellaneous items, net	(5)	(5)	—
Total	$56	$74	$(18)

Operations and maintenance. Operations and maintenance expenses decreased $4 million for the three months ended September 30, 2021 compared with the prior-year period primarily because of:

•A decrease of $6 million primarily related to customer support funds, personal protective equipment and other health and safety-related costs for COVID-19 response;

•A decrease of $4 million for costs related to transmission and distribution;

•A decrease of $4 million in nuclear generation costs;

•An increase of $8 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power; and

•An increase of $2 million in other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $11 million higher for the three months ended September 30, 2021 compared to the prior-year period primarily due to increased plant in service of $8 million and lower regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $3 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $14 million higher for the three months ended September 30, 2021 compared to the prior-year period primarily due to actual market returns exceeding estimated returns in 2020.

Income taxes.  Income taxes were $5 million lower for the three months ended September 30, 2021 compared with the prior-year period primarily due to lower pre-tax income.

Operating Results — Nine-month period ended September 30, 2021 compared with nine-month period ended September 30, 2020.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2021 was $591 million, compared with consolidated net income attributable to common shareholders of $570 million for the prior-year period.  The results reflect an increase of approximately $25 million for the regulated electricity segment, primarily due to higher revenue driven by higher customer growth and usage, higher pension and other postretirement non-service credits, higher transmission revenue, and lower refunds in the current year related to the Tax Act, partially offset by the effects of weather, higher depreciation and amortization expense, higher income taxes, including lower amortization of excess deferred taxes and higher operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2021	2020	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,104	$2,062	$42
Operations and maintenance	(689)	(674)	(15)
Depreciation and amortization	(480)	(459)	(21)
Taxes other than income taxes	(176)	(168)	(8)
Pension and other postretirement non-service credits - net	84	42	42
All other income and expenses, net	51	49	2
Interest charges, net of allowance for borrowed funds used during construction	(173)	(170)	(3)
Income taxes	(114)	(98)	(16)
Less income related to noncontrolling interests (Note 6)	(13)	(15)	2
Regulated electricity segment income	594	569	25
All other	(3)	1	(4)
Net Income Attributable to Common Shareholders	$591	$570	$21

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $42 million higher for the nine months ended September 30, 2021 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	$87	$25	$62
Higher transmission revenues (Note 4)	21	—	21
Lower refunds in the current year related to the Tax Act (Note 4)	17	—	17
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	8	(4)	12
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	114	119	(5)
Effects of weather	(82)	(19)	(63)
Miscellaneous items, net	(8)	(6)	(2)
Total	$157	$115	$42

Operations and maintenance.  Operations and maintenance expenses increased $15 million for the nine months ended September 30, 2021 compared with the prior-year period primarily because of:

•An increase of $19 million related to employee benefits;

•An increase of $11 million in fossil generation costs primarily due to higher planned outages and higher operating costs;

•An increase of $10 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•A decrease of $11 million primarily related to customer support funds, personal protective equipment and other health and safety-related costs for COVID-19 response;

•A decrease of $7 million for costs related to transmission, distribution and customer service; and

•A decrease of $7 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $21 million higher for the nine months ended September 30, 2021 compared to the prior-year period primarily due to increased plant in service of $20 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $42 million higher for the nine months ended September 30, 2021 compared to the prior-year period primarily due to actual market returns exceeding estimated returns in 2020.

Income taxes.  Income taxes were $16 million higher for the nine months ended September 30, 2021 compared with the prior-year period primarily due to lower amortization of excess deferred taxes and higher pre-tax income, partially offset by a net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2021, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.6 billion, and total capitalization was approximately $13.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.2 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

Our consolidated change in cash and cash equivalents for the period ended September 30, 2021 compared to December 31, 2020 was a decrease of $34 million. The change is primarily driven by cash used for capital expenditures, fuel and purchased power and operations and maintenance costs, and dividend payments, which is partially offset by higher cash receipts from electric revenues, increased long-term debt issuances and lower long-term debt repayments. The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$661	$773	$(112)
Net cash flow used for investing activities	(962)	(956)	(6)
Net cash flow provided by financing activities	267	355	(88)
Net change in cash and cash equivalents	$(34)	$172	$(206)

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2021	2020	Change
Net cash flow provided by operating activities	$651	$771	$(120)
Net cash flow used for investing activities	(970)	(961)	(9)
Net cash flow provided by financing activities	281	362	(81)
Net change in cash and cash equivalents	$(38)	$172	$(210)

Operating Cash Flows

Nine-month period ended September 30, 2021 compared with nine-month period ended September 30, 2020.  Pinnacle West’s consolidated net cash provided by operating activities was $661 million in 2021, compared to $773 million in 2020, a decrease of $112 million in net cash provided by operating activities primarily due to $205 million higher fuel and purchased power costs, $80 million higher payments for operations and maintenance costs and $11 million higher interest payments, partially offset by $157 million higher cash receipts from electric revenues and $32 million other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 124% funded as of January 1, 2021 and 117% as of January 1, 2020.  Under GAAP, the qualified pension plan was 104% funded as of January 1, 2021 and 97% funded as of January 1, 2020. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $100 million to our pension plan in 2021. The minimum required contributions for the pension plan are zero for the next three years. We do not expect to make voluntary pension contributions in 2022 and 2023. We do not expect to make any contributions over this period to our other postretirement benefit plans. We continue to monitor COVID-19 and its impact on our retirement plans and other postretirement benefits but we believe, due to our liability driven investment strategy, which helps to minimize the impact of market volatility on our plan’s funded status, our pension plan’s funded status, as measured for GAAP purposes, is still above 95% funded as of September 30, 2021.

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

Investing Cash Flows

Nine-month period ended September 30, 2021 compared with nine-month period ended September 30, 2020.  Pinnacle West’s consolidated net cash used for investing activities was $962 million in 2021, compared to $956 million in 2020, an increase of $6 million primarily related to increased capital expenditures, partially offset by investing cash activity related to 4CA.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next four years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2021	2022	2023	2024
APS
Generation:
Clean:
Nuclear Generation	$114	$110	$120	$110
Renewables and Energy Storage Systems (“ESS”) (a)	143	230	210	450
Other Generation (b)	210	250	270	190
Distribution	602	510	530	500
Transmission	240	250	210	210
Other (c)	191	175	185	190
Total APS	$1,500	$1,525	$1,525	$1,650

(a)APS Solar Communities program, energy storage, renewable projects, and other clean energy projects
(b)Includes generation environmental projects
(c)Primarily information systems and facilities projects

Generation capital expenditures are comprised of various additions and improvements to APS’s clean resources, including nuclear plants, renewables and ESS. Generation capital expenditures also include improvements to existing traditional generation. Examples of the types of projects included in the forecast of generation capital expenditures are additions of renewable and energy storage, and upgrades and capital replacements of various nuclear and traditional generation equipment, such as turbines, boilers and environmental equipment.  We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2021 compared with nine-month period ended September 30, 2020.  Pinnacle West’s consolidated net cash provided by financing activities was $267 million in 2021, compared to $355 million in 2020, a decrease of $88 million in net cash provided by financing activities primarily due to $887 million in lower issuances of long-term debt and higher dividend payments of $16 million, partially offset by lower long-term debt repayments of $800 million and a net decrease in short-term borrowing of $13 million.

APS’s consolidated net cash provided by financing activities was $281 million in 2021, compared to $362 million in 2020, a decrease of $81 million in net cash provided by financing activities primarily due to $540 million in lower issuances of long-term debt and higher dividend payments of $17 million, partially offset by lower long-term debt repayments of $350 million and a net increase in short-term borrowing of $125 million.

Significant Financing Activities.  On November 4, 2021, the Pinnacle West Board of Directors declared a dividend of $0.85 per share of common stock, payable on December 1, 2021 to shareholders of record on November 16 , 2021. This represents an increase in the indicated annual dividend from $3.32 per share to $3.40 per share.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan facility with a new 364-day $31 million term loan facility that would have matured May 4, 2021. Borrowings under the facility bore interest at Eurodollar Rate plus 1.40% per annum. Pinnacle West repaid this agreement on April 27, 2021.

On August 16, 2021, APS issued $450 million of 2.2% unsecured senior notes that mature December 15, 2031. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper, replenish cash used to fund capital expenditures, and for general corporate purposes.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that matures June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021.

On May 28, 2021, Pinnacle West replaced its $200 million revolving credit facility that would have matured on July 11, 2023, with a new $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle

West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At September 30, 2021, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility and no outstanding commercial paper borrowings.

On May 28, 2021, APS replaced its two $500 million revolving credit facilities that would have matured in June 2022 and July 2023, with two new $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2021, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $125 million of outstanding commercial paper borrowings.

See “Financial Assurances” in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2021, the ratio was approximately 54% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-

term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power).

Credit Ratings

The ratings of securities of Pinnacle West and APS as of November 3, 2021 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  On October 12, 2021, Fitch Ratings downgraded the issuer ratings of the Company and APS from A- to BBB+ and the senior unsecured ratings of the Company and APS from A- and A to BBB+ and A-, respectively, with a negative outlook retained. Fitch Ratings also affirmed the commercial paper ratings of the Company and APS at F2. At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	BBB+
Senior unsecured	A3	BBB+	BBB+
Commercial paper	P-2	A-2	F2
Outlook	Under Review for Downgrade	CreditWatch Negative	Negative

APS
Corporate credit rating	A2	A-	BBB+
Senior unsecured	A2	A-	A-
Commercial paper	P-1	A-2	F2
Outlook	Under Review for Downgrade	CreditWatch Negative	Negative

Off-Balance Sheet Arrangements

See Note 6 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

As of September 30, 2021, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2020 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $695 million. The majority of the changes relate to 2026 and thereafter.

Other than the item described above, there have been no material changes, as of September 30, 2021, outside the normal course of business in contractual obligations from the information provided in our 2020

Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations. See Note 6 for discussion regarding changes to our contractual obligations related to the Palo Verde sale leaseback transactions.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2021	2020
Mark-to-market of net positions at beginning of period	$(13)	$(71)
Increase in regulatory liability	208	76
Recognized in OCI:
Mark-to-market losses realized during the period	—	—
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$195	$5

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2021 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2020 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2021	2022	2023	2024	2025	Total Fair Value
Observable prices provided by other external sources	$40	$100	$42	$13	$—	$195
Prices based on unobservable inputs	—	—	—	—	—	—
Total by maturity	$40	$100	$42	$13	$—	$195

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2021		December 31, 2020
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$—	$—	$4	$(4)
Natural gas	56	(56)	49	(49)
Total	$56	$(56)	$53	$(53)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2021.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2021.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

The risk factors below are an update to our 2020 Form 10-K.

The outbreak of the COVID-19 pandemic could negatively affect our business.

The outbreak of COVID-19 is a continually developing situation around the globe that has led to economic disruption and volatility in the financial markets. The continued spread of COVID-19 and efforts to contain the virus and mitigate its public health effects, including but not limited to a vaccine mandate, could decrease demand for energy, lower economic growth, impact our employees and contractors, cause disruptions in our supply chain, increase certain costs, further increase volatility in the capital markets (and result in increases in the cost of capital or an inability to access the capital markets or draw on available credit facilities), delay the completion of capital or other construction projects and other operations and maintenance activities, delay payments or increase uncollectable accounts, impact our ability to hire or retain qualified employees, or cause other unpredictable events, each of which could adversely affect our business, results of operations, cash flows or financial condition.

As a result of the COVID-19 pandemic, from March 2020 through April 2021, APS experienced higher electric residential sales and lower electric commercial and industrial sales and the cumulative impact on weather normalized retail electricity sales usage was a net increase as compared to 2019. APS is also experiencing an increase in bad debt expense associated with the COVID-19 pandemic that resulted in a negative impact to its 2020 operating results and APS is anticipating a negative impact to its 2021 operating results. In mid-March 2020, we drew on our revolving credit facilities as a result of the commercial paper markets failing to function normally due to COVID-19, but we were subsequently able to utilize the commercial paper market in April 2020 and we have paid down the revolving credit facilities completely. We are also experiencing increased operations and maintenance expenses due to the need for personal protective equipment and other health and safety-related costs related to COVID-19.

Despite our efforts to manage the impacts, the degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, including but not limited to a vaccine mandate, the impact on the U.S. and global economies and demand for energy, and how quickly and to what extent normal economic and operating conditions resume.

We are subject to employee workforce factors that could adversely affect our business and financial condition.

Like many companies in the electric utility industry, our workforce is maturing, with approximately 31% of employees eligible to retire by the end of 2025. Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent. We are subject to other employee workforce factors, such as the availability and retention of qualified personnel and the need to negotiate collective bargaining agreements with union employees. Additionally, any regulatory changes requiring us to enforce a COVID-19 vaccination mandate could impact the availability of, and our ability to attract and retain, sufficient qualified employees. These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

We are subject to cybersecurity risks and risks of unauthorized access to our systems that could adversely affect our business and financial condition.

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. In the regular course of our business, we handle a range of sensitive security, customer and business systems information. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that seek to exploit potential vulnerabilities in the electric utility industry and wish to disrupt the U.S. bulk power system, our information technology systems, generation (including our Palo Verde nuclear facility), transmission and distribution facilities, and other infrastructure facilities and systems and physical assets. We have been and could be the target of attacks, and the aforementioned systems are critical areas of cyber protection for us.

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

The risk of these system-related events and security breaches occurring continues to intensify. We have experienced, and expect to continue to experience, threats and attempted intrusions to our information technology systems and we could experience such threats and attempted intrusions to our operational control systems. To date, we do not believe we have experienced a material breach or disruption to our network or information systems or our service operations. We may not be able to anticipate and prevent all cyberattacks or information security breaches, and our ongoing investments in security resources, talent, and business practices may not be effective against all threat actors. As such attacks continue to increase in sophistication and frequency, we may be unable to prevent all such attacks from being successful in the future.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 5, 2021	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)