Form 10-Q
period 2022-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2022-05-04
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 28, 2022:	113,001,085
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 28, 2022:	71,264,947

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

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:
•the potential effects of the continued Coronavirus (“COVID-19”) pandemic, including, but not limited to, demand for energy, economic growth, our employees and contractors, vaccine mandates, supply chain, expenses, inflation, capital markets, capital projects, operations and maintenance activities, uncollectable accounts, liquidity, cash flows or other unpredictable events;
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
•the direct or indirect effect on our facilities or business from cybersecurity threats or intrusions, data security breaches, war, acts of war, international sanctions, terrorist attack, physical attack, severe storms, or other catastrophic events, such as fires, explosions, pandemic health events, or similar occurrences;
•the development of new technologies which may affect electric sales or delivery;
•the cost of debt and equity capital and the ability to access capital markets when required;
•general economic conditions, including inflation rates, monetary fluctuations, and supply chain constraints;
•environmental, economic, and other concerns surrounding coal-fired generation, including regulation of greenhouse gas emissions;
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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2021 Form 10-K, Part II, Item 1A of this report, and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

OPERATING REVENUES (NOTE 2)	$783,531	$696,475

OPERATING EXPENSES
Fuel and purchased power	265,269	198,227
Operations and maintenance	218,342	230,055
Depreciation and amortization	186,605	157,820
Taxes other than income taxes	57,998	59,483
Other expenses	825	3,356
Total	729,039	648,941
OPERATING INCOME	54,492	47,534
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,747	9,207
Pension and other postretirement non-service credits - net	23,809	27,791
Other income (Note 9)	1,704	12,429
Other expense (Note 9)	(3,422)	(3,853)
Total	31,838	45,574
INTEREST EXPENSE
Interest charges	65,389	61,938
Allowance for borrowed funds used during construction	(4,482)	(4,994)
Total	60,907	56,944
INCOME BEFORE INCOME TAXES	25,423	36,164
INCOME TAXES	4,161	(4,350)
NET INCOME	21,262	40,514
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,956	$35,641

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,102	112,829
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -DILUTED	113,295	113,093

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$0.15	$0.32
Net income attributable to common shareholders - diluted	$0.15	$0.32
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$21,262	$40,514

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain, net of tax expense of $83 and $86	252	262
Pension and other postretirement benefit activity, net of tax expense $296 and $336	901	1,022
Total other comprehensive income	1,153	1,284

COMPREHENSIVE INCOME	22,415	41,798
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$18,109	$36,925
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,968	$9,969
Customer and other receivables	324,659	391,923
Accrued unbilled revenues	132,765	133,980
Allowance for doubtful accounts (Note 2)	(24,666)	(25,354)
Materials and supplies (at average cost)	358,287	349,135
Income tax receivable	6,972	7,514
Fossil fuel (at average cost)	20,772	18,032
Assets from risk management activities (Note 7)	206,102	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	354,816	388,148
Other regulatory assets (Note 4)	131,444	130,376
Other current assets	69,474	83,896
Total current assets	1,594,593	1,551,100
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,227,465	1,294,757
Other special use funds (Notes 11 and 12)	349,042	358,410
Assets from risk management activities (Note 7)	91,521	46,908
Other assets	105,605	97,884
Total investments and other assets	1,773,633	1,797,959
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	21,844,618	21,688,661
Accumulated depreciation and amortization	(7,597,037)	(7,504,603)
Net	14,247,581	14,184,058
Construction work in progress	1,418,308	1,329,478
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	93,199	94,166
Intangible assets, net of accumulated amortization	269,802	273,693
Nuclear fuel, net of accumulated amortization	119,296	106,039
Total property, plant and equipment	16,148,186	15,987,434
DEFERRED DEBITS
Regulatory assets (Note 4)	1,184,246	1,192,987
Operating lease right-of-use assets	896,907	890,057
Assets for pension and other postretirement benefits (Note 5)	563,019	545,723
Other	40,370	37,962
Total deferred debits	2,684,542	2,666,729

TOTAL ASSETS	$22,200,954	$22,003,222
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$343,255	$393,083
Accrued taxes	222,492	168,645
Accrued interest	61,648	57,332
Common dividends payable	—	95,988
Short-term borrowings (Note 3)	262,950	292,000
Current maturities of long-term debt (Note 3)	—	150,000
Customer deposits	41,628	42,293
Liabilities from risk management activities (Note 7)	1,706	4,373
Liabilities for asset retirements	4,069	4,473
Operating lease liabilities	100,949	100,443
Regulatory liabilities (Note 4)	448,778	296,271
Other current liabilities	109,255	151,968
Total current liabilities	1,596,730	1,756,869
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	7,226,624	6,913,735
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,318,959	2,311,862
Regulatory liabilities (Note 4)	2,438,672	2,499,213
Liabilities for asset retirements	771,720	762,909
Liabilities for pension benefits (Note 5)	149,856	152,865
Customer advances	314,664	257,151
Coal mine reclamation	175,776	174,616
Deferred investment tax credit	186,251	186,570
Unrecognized tax benefits	4,758	4,657
Operating lease liabilities	735,718	728,401
Other	231,090	232,914
Total deferred credits and other	7,327,464	7,311,158
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,047,699 and 113,014,528 issued at respective dates	2,706,325	2,702,743
Treasury stock at cost; 50,921 and 87,608 shares at respective dates	(3,648)	(6,401)
Total common stock	2,702,677	2,696,342
Retained earnings	3,281,601	3,264,719
Accumulated other comprehensive loss	(53,708)	(54,861)
Total shareholders’ equity	5,930,570	5,906,200
Noncontrolling interests (Note 6)	119,566	115,260
Total equity	6,050,136	6,021,460

TOTAL LIABILITIES AND EQUITY	$22,200,954	$22,003,222
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,262	$40,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	203,639	176,409
Deferred fuel and purchased power	(6,110)	(52,210)
Deferred fuel and purchased power amortization	39,442	(564)
Allowance for equity funds used during construction	(9,747)	(9,207)
Deferred income taxes	3,835	(11,077)
Deferred investment tax credit	(319)	(529)
Stock compensation	5,338	11,337
Changes in current assets and liabilities:
Customer and other receivables	66,146	50,545
Accrued unbilled revenues	1,215	10,163
Materials, supplies and fossil fuel	(11,892)	(4,801)
Income tax receivable	542	6,792
Other current assets	13,347	(9,042)
Accounts payable	(13,873)	24,465
Accrued taxes	53,847	53,985
Other current liabilities	(40,211)	(46,028)
Change in margin and collateral accounts — assets	8,600	—
Change in other long-term assets	52,153	(39,667)
Change in operating lease assets	324	2,890
Change in other long-term liabilities	(47,883)	(513)
Change in operating lease liabilities	953	(1,450)
Net cash provided by operating activities	340,608	202,012
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(391,583)	(363,775)
Contributions in aid of construction	28,262	15,296
Allowance for borrowed funds used during construction	(4,422)	(4,994)
Proceeds from nuclear decommissioning trusts sales and other special use funds	361,754	379,978
Investment in nuclear decommissioning trusts and other special use funds	(361,809)	(380,548)
Other	(6,543)	5,974
Net cash used for investing activities	(374,341)	(348,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	312,052	150,000
Short-term borrowing and (repayments) - net	(29,050)	49,750
Short-term debt repayments under revolving credit facility	—	(4,000)
Dividends paid on common stock	(94,265)	(91,721)
Repayment of long-term debt	(150,000)	—
Common stock equity issuances and (purchases) - net	(1,005)	(738)
Net cash provided by financing activities	37,732	103,291
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,999	(42,766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,969	59,968
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,968	$17,202
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	16,956	—	4,306	21,262
Other comprehensive income		—		—	—	1,153	—	1,153
Dividends on common stock		—		—	(74)	—	—	(74)
Issuance of common stock	33,171	3,582		—	—	—	—	3,582
Purchase of treasury stock (a)		—	(24,885)	(1,665)	—	—	—	(1,665)
Reissuance of treasury stock for stock-based compensation and other		—	61,572	4,418	—	—	—	4,418
Balance, March 31, 2022	113,047,699	$2,706,325	(50,921)	$(3,648)	$3,281,601	$(53,708)	$119,566	$6,050,136

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	35,641	—	4,873	40,514
Other comprehensive income		—		—	—	1,284	—	1,284
Dividends on common stock		—		—	5	—	—	5
Issuance of common stock	31,514	9,570		—	—	—	—	9,570
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	45,105	3,846	—	—	—	3,846
Other		—		—	—	—	1	1
Balance, March 31, 2021	112,791,565	$2,687,052	(44,338)	$(3,776)	$3,060,752	$(61,512)	$124,164	$5,806,680
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021

OPERATING REVENUES (NOTE 2)	$783,531	$696,475

OPERATING EXPENSES
Fuel and purchased power	265,269	198,227
Operations and maintenance	214,601	226,401
Depreciation and amortization	186,583	157,800
Taxes other than income taxes	57,959	59,472
Other expenses	825	3,356
Total	725,237	645,256
OPERATING INCOME	58,294	51,219
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,747	9,207
Pension and other postretirement non-service credits - net	23,907	27,837
Other income (Note 9)	1,152	11,960
Other expense (Note 9)	(1,849)	(3,350)
Total	32,957	45,654
INTEREST EXPENSE
Interest charges	62,309	59,388
Allowance for borrowed funds used during construction	(4,422)	(4,994)
Total	57,887	54,394
INCOME BEFORE INCOME TAXES	33,364	42,479
INCOME TAXES	4,859	2,319
NET INCOME	28,505	40,160
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$24,199	$35,287
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$28,505	$40,160

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense $269 and $305	820	927
Total other comprehensive income	820	927

COMPREHENSIVE INCOME	29,325	41,087
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$25,019	$36,214
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$21,841,156	$21,685,200
Accumulated depreciation and amortization	(7,593,747)	(7,501,317)
Net	14,247,409	14,183,883
Construction work in progress	1,404,913	1,327,721
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	93,199	94,166
Intangible assets, net of accumulated amortization	269,647	273,537
Nuclear fuel, net of accumulated amortization	119,296	106,039
Total property, plant and equipment	16,134,464	15,985,346

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,227,465	1,294,757
Other special use funds (Notes 11 and 12)	349,042	358,410
Assets from risk management activities (Note 7)	91,521	46,908
Other assets	43,661	42,440
Total investments and other assets	1,711,689	1,742,515

CURRENT ASSETS
Cash and cash equivalents	12,120	9,374
Customer and other receivables	323,679	390,533
Accrued unbilled revenues	132,765	133,980
Allowance for doubtful accounts (Note 2)	(24,666)	(25,354)
Materials and supplies (at average cost)	358,287	349,135
Fossil fuel (at average cost)	20,772	18,032
Income tax receivable	5,549	10,756
Assets from risk management activities (Note 7)	206,102	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	354,816	388,148
Other regulatory assets (Note 4)	131,444	130,376
Other current assets	51,392	57,729
Total current assets	1,572,260	1,526,190

DEFERRED DEBITS
Regulatory assets (Note 4)	1,184,246	1,192,987
Operating lease right-of-use assets	891,533	888,207
Assets for pension and other postretirement benefits (Note 5)	554,250	537,092
Other	38,095	37,319
Total deferred debits	2,668,124	2,655,605

TOTAL ASSETS	$22,086,537	$21,909,656
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,171,696	3,021,696
Retained earnings	3,494,432	3,470,235
Accumulated other comprehensive loss	(34,060)	(34,880)
Total shareholder equity	6,810,230	6,635,213
Noncontrolling interests (Note 6)	119,566	115,260
Total equity	6,929,796	6,750,473
Long-term debt less current maturities (Note 3)	6,267,482	6,266,693
Total capitalization	13,197,278	13,017,166
CURRENT LIABILITIES
Short-term borrowings (Note 3)	250,000	278,700
Accounts payable	329,412	389,365
Accrued taxes	209,730	152,012
Accrued interest	59,293	56,622
Common dividends payable	—	96,000
Customer deposits	41,628	42,293
Liabilities from risk management activities (Note 7)	1,706	4,373
Liabilities for asset retirements	4,069	4,473
Operating lease liabilities	100,629	100,199
Regulatory liabilities (Note 4)	448,778	296,271
Other current liabilities	106,861	145,286
Total current liabilities	1,552,106	1,565,594
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,334,749	2,331,701
Regulatory liabilities (Note 4)	2,438,672	2,499,213
Liabilities for asset retirements	771,720	762,909
Liabilities for pension benefits (Note 5)	135,867	138,328
Customer advances	314,664	257,151
Coal mine reclamation	175,776	174,616
Deferred investment tax credit	186,251	186,570
Unrecognized tax benefits	37,524	37,423
Operating lease liabilities	730,434	726,572
Other	211,496	212,413
Total deferred credits and other	7,337,153	7,326,896
COMMITMENTS AND CONTINGENCIES (NOTE 8)
TOTAL LIABILITIES AND EQUITY	$22,086,537	$21,909,656
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,505	$40,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	203,617	176,389
Deferred fuel and purchased power	(6,110)	(52,210)
Deferred fuel and purchased power amortization	39,442	(564)
Allowance for equity funds used during construction	(9,747)	(9,207)
Deferred income taxes	(106)	(2,616)
Deferred investment tax credit	(319)	(529)
Changes in current assets and liabilities:
Customer and other receivables	65,736	50,103
Accrued unbilled revenues	1,215	10,163
Materials, supplies and fossil fuel	(11,892)	(4,801)
Income tax receivable	5,207	—
Other current assets	5,261	(8,825)
Accounts payable	(17,074)	23,881
Accrued taxes	57,718	62,204
Other current liabilities	(37,579)	(43,917)
Change in margin and collateral accounts — assets	8,600	—
Change in other long-term assets	53,827	(39,491)
Change in operating lease assets	254	2,865
Change in other long-term liabilities	(46,790)	782
Change in operating lease liabilities	1,027	(1,424)
Net cash provided by operating activities	340,792	202,963
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(386,873)	(363,775)
Contributions in aid of construction	28,262	15,296
Allowance for borrowed funds used during construction	(4,422)	(4,994)
Proceeds from nuclear decommissioning trusts sales and other special use funds	361,754	379,978
Investment in nuclear decommissioning trusts and other special use funds	(361,809)	(380,548)
Other	(258)	2,306
Net cash used for investing activities	(363,346)	(351,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings and (repayments) - net	(28,700)	199,500
Equity infusion	150,000	—
Dividends paid on common stock	(96,000)	(93,500)
Net cash provided by financing activities	25,300	106,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,746	(42,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,374	57,310
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,120	$14,536
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2022	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	24,199	—	4,306	28,505
Other comprehensive income		—	—	—	820	—	820
Other		—	—	(2)	—	—	(2)
Balance, March 31, 2022	71,264,947	$178,162	$3,171,696	$3,494,432	$(34,060)	$119,566	$6,929,796

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	35,287	—	4,873	40,160
Other comprehensive income		—	—	—	927	—	927
Other		—	—	2	—	1	3
Balance, March 31, 2021	71,264,947	$178,162	$2,871,696	$3,252,244	$(39,991)	$124,164	$6,386,275
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC (“4CA”), Bright Canyon Energy Corporation (“BCE”) and El Dorado Investment Company (“El Dorado”).  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”), see Note 6 for further discussion.  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units (“EGU”), and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2021 Form 10-K.

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020, through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 31, 2022. The order provided a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacted the AFUDC composite rate in 2021 and for the three-month ended March 31, 2022.  Furthermore, the change in the composite rate calculation did not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements. See Note 1 in our 2021 Form 10-K for information on the accounting treatment for AFUDC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid (received) during the period for:
Income taxes, net of refunds	$—	$(827)
Interest, net of amounts capitalized	55,208	53,885
Significant non-cash investing and financing activities:
Accrued capital expenditures	$131,778	$79,597
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	4,889	785

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid (received) during the period for:
Income taxes, net of refunds	$(25)	$—
Interest, net of amounts capitalized	53,982	53,153
Significant non-cash investing and financing activities:
Accrued capital expenditures	$124,778	$79,597
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	4,889	785

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Retail Electric Service
Residential	$367,346	$340,838
Non-Residential	359,516	314,783
Wholesale Energy Sales	28,903	17,597
Transmission Services for Others	25,492	18,993
Other Sources	2,274	4,264
Total operating revenues	$783,531	$696,475

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Revenue. Pinnacle West’s retail electric revenue is generated by wholly owned, regulated subsidiary APS’s sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2022, and 2021 were $772 million and $682 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2022, and 2021, our revenues that do not qualify as revenue from contracts with customers were $12 million and $14 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2022, or December 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance includes a write-off component that is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

management’s best estimate of future collections success. We continue to monitor the impacts of COVID-19, our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	March 31, 2022	December 31, 2021
Allowance for doubtful accounts, balance at beginning of period	$25,354	$19,782
Bad debt expense	3,161	22,251
Actual write-offs	(3,849)	(16,679)
Allowance for doubtful accounts, balance at end of period	$24,666	$25,354

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On December 21, 2021, Pinnacle West entered into a $450 million term loan facility that matures December 20, 2024. On December 21, 2021, $150 million of the proceeds were received and recognized as long-term debt on the Condensed Consolidated Balance Sheets. On January 6, 2022, the remaining $300 million of proceeds were received and recognized on that date as long-term debt on the Condensed Consolidated Balance Sheets. The proceeds were used for general corporate purposes.

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that would have matured June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021. On January 6, 2022, Pinnacle West repaid this loan facility early.

At March 31, 2022, Pinnacle West had a $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2022, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility and $13 million outstanding commercial paper borrowings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

At March 31, 2022, APS had two $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2022, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $250 million of outstanding commercial paper borrowings.

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $7.5 billion. On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion and to continue its authorization of short-term debt granted in the 2020 financing order.

On January 6, 2022, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 MW solar and battery storage project in Orange County, California that is under development by the subsidiary. The credit facilities consist of an approximately $33 million equity bridge loan facility, an approximately $42 million non-recourse construction to term loan facility, and an approximately $5 million letter of credit. In connection with the credit agreement, Pinnacle West has guaranteed the full amount of the equity bridge loan. As of March 31, 2022, $12 million has been drawn from the equity bridge loan. On April 25, 2022, BCE drew an additional $7 million from the bridge loan.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$947,343	$924,200	$797,042	$792,735
APS	6,267,482	6,131,644	6,266,693	6,933,619
BCE	11,799	12,052	—	—
Total	$7,226,624	$7,067,896	$7,063,735	$7,726,354

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Regulatory Matters

2019 Retail Rate Case

APS filed an application with the ACC on October 31, 2019 (the “2019 Rate Case”) seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners Power Plant (“Four Corners”) selective catalytic reduction (“SCR”) project that was the subject of a separate proceeding. See “Four Corners SCR Cost Recovery” below. It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the Tax Expense Adjustment Mechanism (“TEAM”). The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The CCT plan includes the following proposed components: (i) $100 million that will be paid over 10 years to the Navajo Nation for a sustainable transition to a post-coal economy, which would be funded by customers, (ii) $1.25 million that will be paid over five years to the Navajo Nation to fund an economic development organization, which would be funds not recoverable through rates, (iii) $10 million to facilitate electrification projects within the Navajo Nation, which would be funded equally by funds not recoverable through rates and by customers, (iv) $2.5 million per year in transmission revenue sharing to be paid to the Navajo Nation beginning after the closure of the Four Corners through 2038, which would be funds not recoverable through rates, (v) $12 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, which would primarily be funded by customers, and (vi) $3.7 million that will be paid over five years to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, which would primarily be funded by customers. The commitment of funds that would not be recoverable through rates of $25 million were recognized in our December 31, 2020, financials. In 2021, APS committed an additional $900,000 to be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, and this amount was recognized in its December 31, 2021, financials.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The appeal at the Arizona Court of Appeals is proceeding in the normal course. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. On December 3, 2021, ACC Staff notified the ACC of a discrepancy between the written decision, which approved the change in time-of-use on-peak hours to 4 p.m. to 7 p.m. but did not explicitly approve the 10 months contemplated in APS’s verbal testimony to implement the new time-of-use hours. On December 16, 2021, the ACC ordered APS to complete the implementation of the time-of-use peak period by April 1, 2022. On January 12, 2022, the ACC voted to extend the deadline until September 1, 2022, to complete the implementation of the new on-peak hours for residential customers. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS cannot predict the outcome of this matter.

Additionally, consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $500,000 to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS's commitment to the impacted communities, APS has also completed the following payments: (i)$500,000 to the Navajo Nation for electrification; (ii) $1.1 million to the Navajo County Communities for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of these funds is contingent upon completion of a census of the unelectrified homes and businesses within APS service territory on both the Navajo Nation and Hopi reservation.

APS expects to file an application with the ACC for its next general retail rate case by mid-year 2022 but is continuing to evaluate the timing of such filing.

Information Technology ACC Investigation

On December 16, 2021, the ACC opened an investigation into various matters related to APS’s Information Technology department, including information about technology projects, costs, vendor management leadership and decision making. APS is cooperating with the investigation. APS cannot predict the outcome of this matter.

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
•a cost deferral and procedure to allow APS to request rate adjustments prior to its next general retail rate case related to its share of the construction costs associated with installing SCR equipment at the Four Corners;
•a deferral for future recovery (or credit to customers) of the Arizona property tax expense above or below a specified test year level caused by changes to the applicable Arizona property tax rate;
•an expansion of the Power Supply Adjustor (“PSA”) to include certain environmental chemical costs and third-party energy storage costs;
•a new AZ Sun II program (now known as “APS Solar Communities”) for utility-owned solar distributed generation ("DG") with the purpose of expanding access to rooftop solar for low-and moderate-income Arizonans, recoverable through the RES, to be no less than $10 million per year in capital costs, and not more than $15 million per year in capital costs;
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

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the RES residential distributed energy requirement for 2020. On September 23, 2020, the ACC approved the 2020 RES Implementation Plan, including APS's requested waiver of the residential distributed energy requirements for 2020. In addition, the ACC approved the implementation of a new pilot program that incentivizes Arizona households to install at-home battery systems. Recovery of the costs associated with the pilot will be addressed in the 2021 Demand Side Management Implementation Plan (“DSM Plan”).

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the RES residential distributed energy requirement for 2021. In the 2021 RES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic in 2020. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan, including APS's requested waiver of the residential distributed energy requirements for 2021. As part of the approval, the ACC approved the requested budget and authorized APS to collect $68.3 million through the Renewable Energy Adjustment Charge to support APS’s RES programs.

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

In response to an ACC inquiry, the ACC Staff filed a report providing the history of APS’s long-term purchased power contract of the 280 MW Concentrating Solar Power Plant. This report outlines alternative options that the ACC could pursue to address the costs of this contract, which was executed in February 2008. APS cannot predict the outcome of this matter.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a DSM Plan annually for review and approval by the ACC. Verified energy savings from APS’s resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its Lost Fixed Cost Recovery (“LFCR”) mechanism. See below for discussion of the LFCR.

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

On April 20, 2021, APS filed a request to extend the June 1, 2021, deadline to file its 2022 DSM Plan until 120 days after the ACC has taken action on APS’s amended 2021 DSM Plan. The ACC approved the request, granting an extension until 120 days after the ACC action on the 2021 DSM Plan, or December 31, 2021, whichever is later. On December 17, 2021, APS filed its 2022 DSM Plan which requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. The ACC has not yet ruled on the 2022 DSM Plan.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$388,148	$175,835
Deferred fuel and purchased power costs — current period	6,110	52,210
Amounts (charged) refunded to customers	(39,442)	564
Ending balance	$354,816	$228,609

The PSA rate for the PSA year beginning February 1, 2019, was $0.001658 per kWh, as compared to the $0.004555 per kWh for the prior year. This rate was comprised of a forward component of $0.000536 per kWh and a historical component of $0.001122 per kWh. This represented a $0.002897 per kWh decrease compared to 2018. These rates went into effect as filed on February 1, 2019.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 27, 2019, APS filed its PSA rate for the PSA year beginning February 1, 2020. That rate was $(0.000456) per kWh, which consisted of a forward component of $(0.002086) per kWh and a historical component of $0.001630 per kWh. The 2020 PSA rate is a $0.002115 per kWh decrease compared to the 2019 PSA year. These rates went into effect as filed on February 1, 2020.

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh, which consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase compared to the 2020 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. This left $215.9 million of fuel and purchased power costs above this annual cap which will be reflected in future year resets of the PSA. These rates were to be effective on February 1, 2021, but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA rate on a staggered basis, with 50% of the rate increase taking effect in April 2021, and the remaining 50% taking effect in November 2021. The PSA rate implemented on April 1, 2021 was $0.001544 per kWh, which consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. On November 1, 2021, the remaining increase was implemented to a rate of $0.003544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.007988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit to better understand the factors that contributed to the increase in fuel costs.

On April 1, 2022, the ACC filed a final report of its audit of APS's fuel and purchased power costs for the period January 2019 through January 2021. The report contains an in-depth review of APS’s fuel and purchased power contracts, its monthly fuel accounting activities, its forecasting and dispatching procedures, and its monthly PSA filings, among other fuel-related activities. The report finds that the APS's fuel processing accounting practices, dispatching procedures, and procedures for hedging activity are reasonable and appropriate. The report includes several recommendations for the ACC’s consideration, including review of current contracts, maintenance schedules, and certain changes and improvements to the schedules in APS's monthly PSA filings. APS continues to review the report and its recommendations. APS cannot predict the final outcome of this audit.

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

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA, and on January 12, 2021, the ACC approved this application. On October 28, 2021, APS filed an application requesting approval to recover costs related to three additional energy storage projects through the PSA once the systems are in service, and on December 16, 2021, the ACC approved this application. On February 22, 2022, APS filed an application requesting similar recovery through the PSA for a solar plus energy storage project, and on April 13, 2022, the ACC approved this application. For each of these applications that have been approved by the ACC, the ACC has not ruled on prudency.

Environmental Improvement Surcharge. The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC.  There is an overall cap of $0.0005 per kWh (approximately $13 million to $14 million per year).  APS’s February 1, 2022, application requested an increase in the charge to $11.4 million, or $1.1 million over the prior-period charge, and it became effective with the first billing cycle in April 2022.

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

On March 17, 2020, APS made a filing to make modifications to its annual transmission formula to provide additional transparency for excess and deficient accumulated deferred income taxes resulting from the Tax Cuts and Job Act (the "Tax Act"), as well as for future local, state, and federal statutory tax rate changes. APS amended its March 17, 2020 filing on April 28, 2020, September 29, 2021, and October 27, 2021. In January 2022, FERC approved APS’s modifications to its annual transmission formula.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 15, 2022, APS filed its 2022 annual LFCR adjustment, requesting that effective May 1, 2022, the annual LFCR recovery amount be increased to $59.1 million (a $32.5 million increase from previous levels). As a result of certain changes made to the LFCR mechanism in the 2019 Rate Case decision, APS has stopped alternative revenue program accounting treatment for the LFCR mechanism, which impacts the timing

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of revenue recognition. The ACC’s final determination of APS’s 2022 annual LFCR adjustment filing may materially impact our financial statement results.

On March 29, 2022, the ACC Staff filed its report and proposed order regarding APS’s 2022 LFCR adjustment concluding that APS calculated the adjustment in accordance with its Plan of Administration. The ACC Staff recommends approval of the LFCR adjustment, subject to its final review of the earnings test. The ACC has not yet ruled on the 2022 annual LFCR adjustment. APS cannot predict the outcome or timing of the ACC’s consideration and final determination of its 2022 annual LFCR adjustment filing.

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

On March 19, 2020, due to the COVID-19 pandemic, APS delayed the discontinuation of TEAM Phase II until the first billing cycle in May 2020.  Amounts credited to customers after the last billing cycle in March 2020 were recorded as a part of the balancing account and were addressed for recovery as part of the 2019 Rate Case. Both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit were recognized based upon our seasonal kWh sales pattern.

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5-year period consistent with IRS normalization rules (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million which was credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which provided an additional benefit of $39.5 million to customers through December 31, 2020. On November 20, 2020, APS filed an application to continue the TEAM Phase III monthly bill credit through the earlier of December 31, 2021, or at the conclusion of the 2019 Rate Case. On December 9, 2020, the ACC approved this request. Both the timing of the reduction in revenues refunded through the TEAM Phase III monthly bill credit and the offsetting income tax benefit were recognized based upon APS’s seasonal kWh sales pattern.

As part of the 2019 Rate Case decision, the TEAM rates were reset to zero beginning December 31, 2021, and all impacts of the Tax Act were removed from the TEAM and incorporated into APS’s base rates. The TEAM was retained to address potential changes in tax law that may be enacted prior to a decision in APS’s next rate case.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Metering

APS’s 2017 Rate Case Decision provides that payments by utilities for energy exported to the grid from residential DG solar facilities will be determined using a RCP methodology as determined in the ACC’s generic Value and Cost of Distributed Generation docket. RCP is a method that is based on the most recent five-year rolling average price that APS incurs for utility-scale solar projects.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. The ACC is no longer pursuing development of a forecasted avoided cost methodology as an option for utilities in place of the RCP. Commercial customers, grandfathered residential solar customers, and residential customers with DG systems other than solar facilities continue to qualify for net metering.

In addition, the ACC made the following determinations in the Value and Cost of Distributed Generation docket:

•RCP customers who have interconnected a DG system or submitted an application for interconnection for DG systems will be grandfathered for a period of 20 years from the date the customer’s interconnection application was accepted by the utility (for APS residential customers, as of September 1, 2017, based on APS’s 2017 Rate Case Decision);
•customers with DG solar systems are to be considered a separate class of customers for ratemaking purposes; and
•once an initial export price is set for utilities, no netting or banking of retail credits will be available for new DG customers, and the then-applicable export price will be guaranteed for new customers for a period of 10 years.

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future general retail rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies.

In accordance with the 2017 Rate Case Decision, APS filed its request for a RCP export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020.  This price reflects the 10% annual reduction discussed above. On September 23, 2020, the ACC approved the annual reduction of the export energy price but voted to delay the effectiveness of the reduction in export prices until October 1, 2021. In accordance with this decision, the RCP export energy price of 9.4 cents per kWh became effective on October 1, 2021. On April 29, 2022, APS filed an application to decrease the RCP price to 8.46 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2022, upon ACC approval.

See “2016 Retail Rate Case Filing” above for information regarding an ACC order in connection with the rate review of the 2017 Rate Case Decision requiring APS to provide grandfathered net metering customers on legacy demand rates with an opportunity to switch to another legacy rate to enable such customers to benefit from legacy net metering rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In its March 4, 2021, opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC’s 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021, requesting that the petition be denied. The Arizona Supreme Court granted Burns' petition and heard oral argument on March 8, 2022. Pinnacle West and APS cannot predict the outcome of this matter.

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

The ACC discussed the final draft energy rules at several different meetings in 2020 and 2021. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments. The adopted rules included a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider all-source RFP requirements and the IRP process. During March 2022,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the ACC reviewed several proposed amendments for a proposed all-source RFP and IRP rulemaking package but delayed a vote on the amendments to a future date. APS cannot predict the outcome of this matter.

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

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to choose between a temperature threshold (above 95 degrees and below 32 degrees) or calendar method (June 1 – October 15) for disconnection

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

moratoriums. On November 2, 2021, the ACC approved the final rules, and on November 23, 2021, the rules were submitted to the Arizona Office of the Attorney General for final review and approval. The new rules became effective on April 18, 2022, and APS will employ the calendar method for its disconnection moratorium.

APS suspended the disconnection of customers for nonpayment from June 1, 2021, through October 15, 2021 and customers with past due balances of $75 or greater as of that date were automatically placed on six-month payment arrangements. APS voluntarily began waiving late payment fees of its customers on March 13, 2020. APS is continuing to waive late payment fees for residential customers. However, starting May 1, 2022, commercial and industrial customers will start to incur late payment fees. APS has experienced and is continuing to experience an increase in bad debt expense associated with the Summer Disconnection Moratorium and the related write-offs of customer delinquent accounts.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed a bill that would nullify a 20-year-old electric deregulation law that has been in place since 1998. The bill was signed by the Arizona Governor and will take effect 90 days after the adjournment of the legislative session. APS cannot predict what impact this change, if any, will have on APS.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2022. If the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See above for further discussion on the 2019 Rate Case decision.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $40.6 million as of March 31, 2022, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $59.8 million as of March 31, 2022, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $16.1 million as of March 31, 2022. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$506,280	$—	$509,751
Deferred fuel and purchased power (b) (c)	2023	354,816	—	388,148	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2052	7,625	165,071	7,625	164,768
Ocotillo deferral (e)	2031	9,507	135,766	9,507	138,143
Retired power plant costs	2033	15,455	94,902	15,160	99,681
SCR deferral (e)(f)	2031	8,147	95,588	8,147	97,624
Lost fixed cost recovery (b)	2023	57,808	—	63,889	—
Deferred property taxes	2027	8,569	38,915	8,569	41,057
Deferred compensation	2036	—	35,355	—	33,997
Income taxes — investment tax credit basis adjustment	2056	826	23,899	1,129	23,639
Four Corners cost deferral	2024	8,077	13,979	8,077	15,998
Palo Verde VIEs (Note 6)	2046	—	21,053	—	21,094
Coal reclamation	2026	2,978	13,118	2,978	13,862
Loss on reacquired debt	2038	1,648	8,976	1,648	9,372
Active Union Medical Trust	(g)	—	10,453	—	1,175
TCA balancing account (b)	2023	8,205	2,038	170	3,663
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	8,965	332	9,048
Tax expense adjustor mechanism (b)	2031	656	5,681	656	5,845
Tax expense of Medicare subsidy	2024	1,235	2,406	1,235	2,469
Other	Various	376	1,801	1,254	1,801
Total regulatory assets (d)		$486,260	$1,184,246	$518,524	$1,192,987

(a)This asset represents the future recovery of pension benefit obligations and expense through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  As a result of the 2019 Rate Case decision, the amount authorized for inclusion in rate base was determined using an averaging methodology, which resulted in a reduced return in retail rates. See Note 5 for further discussion.
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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes — ACC - Tax Act (a)	2046	$40,903	$969,459	$40,903	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	7,239	221,508	7,239	221,877
Asset retirement obligations	2057	—	537,720	—	614,683
Other postretirement benefits	(d)	37,789	324,697	37,789	337,027
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	214,571	91,521	60,693	46,908
Removal costs	(c)	69,054	48,302	69,476	50,104
Income taxes — change in rates	2051	2,876	64,655	2,876	64,802
Four Corners coal reclamation	2038	2,316	51,629	2,316	53,076
Income taxes — deferred investment tax credit	2056	2,264	47,253	2,264	47,337
Spent nuclear fuel	2027	6,631	37,136	6,701	38,581
Renewable energy standard (b)	2023	30,729	452	38,453	187
FERC transmission true up (b)	2024	27,595	375	21,379	12,924
Property tax deferral (e)	2024	4,671	14,353	4,671	15,521
Sundance maintenance	2031	—	14,571	—	13,797
Demand side management (b)	2023	1,111	9,216	—	5,417
Tax expense adjustor mechanism (b) (e)	N/A	—	4,835	—	4,835
Other	Various	1,029	990	1,511	592
Total regulatory liabilities		$448,778	$2,438,672	$296,271	$2,499,213

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
(d)See Note 5.
(e)Balance includes amounts for future regulatory consideration and amortization period determination.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Service cost — benefits earned during the period	$14,331	$15,679	$4,218	$4,557
Non-service costs (credits):
Interest cost on benefit obligation	27,023	24,669	4,463	4,162
Expected return on plan assets	(46,394)	(50,608)	(11,510)	(10,361)
Amortization of:
Prior service credit	—	—	(9,447)	(9,427)
Net actuarial loss (gain)	4,768	3,985	(2,982)	(2,405)
Net periodic benefit	$(272)	$(6,275)	$(15,258)	$(13,474)
Portion of benefit charged to expense	$(3,290)	$(8,011)	$(10,895)	$(9,528)

Contributions

We have not made any voluntary contributions to our pension plan year-to-date in 2022. The minimum required contributions for the pension plan are zero and we do not expect to make any contributions in 2022, 2023 or 2024. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2022 and do not expect to make any contributions in 2022, 2023 or 2024.

6.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2033 under all three lease agreements. APS will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2022 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2022, of $4 million and for the three months ended March 31, 2021 of $5 million. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021, include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2022	December 31, 2021
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$93,199	$94,166
Equity — Noncontrolling interests	119,566	115,260

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $315 million beginning in 2022, and up to $501 million over the lease terms.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For its regulated operations, APS defers for future rate treatment 100% of the unrealized gains and losses on derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate, see Note 4.  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2022	December 31, 2021
Power	GWh	1,171	—
Gas	Billion cubic feet	161	155

Gains and Losses from Derivative Instruments

For the three months ended March 31, 2022 and 2021, APS had no derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2022	2021
Net Gain Recognized in Income	Fuel and purchased power (a)	$223,742	$26,859

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

As of March 31, 2022: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$214,723	$(8,671)	$206,052	$50	$206,102
Investments and other assets	91,521	—	91,521	—	91,521
Total assets	306,244	(8,671)	297,573	50	297,623

Current liabilities	(152)	71	(81)	(1,625)	(1,706)
Deferred credits and other	—	—	—	—	—
Total liabilities	(152)	71	(81)	(1,625)	(1,706)
Total	$306,092	$(8,600)	$297,492	$(1,575)	$295,917

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)Includes cash collateral received from a counterparty of $8,600 that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,625 and cash margin provided to counterparties of $50.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2022, we have two counterparties for which our exposure represents approximately 27% of Pinnacle West’s $298 million of risk management assets. This exposure relates to master agreements with counterparties, and both are rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

As of March 31, 2022, we have no material derivative instruments in a net liability position with credit-risk-related contingent features, and no material cash collateral posted or required to be posted in the event of a credit-risk-related triggering event.

We have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could require us to post additional collateral of approximately $77 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2022.

APS has submitted seven claims pursuant to the terms of the August 18, 2014 settlement agreement, for seven separate time periods during July 1, 2011 through June 30, 2020. The DOE has approved and paid $111.8 million for these claims (APS’s share is $32.5 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On November 1, 2021, APS filed its eighth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $12.2 million (APS’s share is $3.6 million). On March 22, 2022, the DOE approved a payment of $12.1 million (APS’s share is $3.5 million) and on April 19, 2022, APS received this payment.

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $22.3 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $62.8 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

As of March 31, 2022, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2021 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $1.2 billion. The majority of the changes relate to 2024 and thereafter. This amount includes approximately $500 million of commitments relating to a new purchased power lease contract that is included in our non-commenced lease discussion below.

At March 31, 2022, we have various lease arrangements that have been executed but have not yet commenced. These arrangements primarily relate to energy storage assets, with expected lease commencement dates ranging from June 2022 through June 2024, with terms expiring through May 2044. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $1.8 billion over the term of the arrangements. For additional information regarding our lease commitments see our 2021 Form 10-K.

Other than the items described above, there have been no material changes, as of March 31, 2022, outside the normal course of business in contractual obligations from the information provided in our 2021 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS later in 2022. APS's estimated costs related to this investigation and study are approximately $3 million.  APS anticipates incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding the APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. On April 29, 2022, APS filed its response to this information request. At the present time, we are unable to predict the outcome of this matter and expenditures related to this matter cannot be reasonably estimated.

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

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

In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See “Cholla” in Note 4 for information regarding future plans for Cholla and details related to the resulting regulatory asset and see “Four Corners SCR Cost Recovery” above regarding recovery of the Four Corners SCR project.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Following the passage of the Water Infrastructure Improvements for the Nation Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. Although ADEQ has taken steps to develop a CCR permitting program, including the proposal of new state legislation providing ADEQ with appropriate permitting authority for CCR under the state solid waste management program, it is not clear when that program will be put into effect. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits. The proposal remains pending.

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

•On November 4, 2019, EPA also proposed to change the manner by which facilities that have committed to cease burning coal in the near-term may qualify for alternative closure. Such qualification would allow CCR disposal units at these plants to continue operating, even though they would otherwise be subject to forced closure under the federal CCR regulations. EPA’s July 29, 2020, final regulation adopted this proposal and now requires explicit EPA approval for facilities to utilize an alternative closure deadline. With respect to the Cholla facility, APS’s application for alternative closure (which would allow the continued disposal of CCR within the facility’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025) was submitted to EPA on November 30, 2020, and is currently pending. This application will be subject to public comment and, potentially, judicial review. EPA began taking action on these applications in January 2022, deeming APS’s application for the Cholla facility “complete.” We expect to have a proposed decision from EPA regarding Cholla later in 2022.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EPA Climate Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That ruling endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP. On October 29, 2021, the U.S. Supreme Court announced that it was accepting judicial review of the January 2021 D.C. Circuit decision vacating the ACE regulations. A decision from the U.S. Supreme Court is expected during the summer of 2022. While the Biden administration has expressed an intent to regulate carbon emissions in this sector more aggressively under the Clean Air Act, we cannot at this time predict the outcome of pending EPA rulemaking proceedings or ongoing litigation related to the scope of EPA’s authority under the Clean Air Act to regulate carbon emissions from existing power plants.

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

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020, and the EAB denied the environmental group petition on September 30, 2020. While the environmental groups had filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, on May 2, 2022, the parties to the litigation executed a settlement agreement. We do not anticipate that this agreement will have a material impact on our financial position, results of operations, or cash flows.

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018, from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of March 31, 2022, the note has a remaining balance of $4.6 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2022, standby letters of credit totaled $8 million and expire in 2023. As of March 31, 2022, surety bonds expiring through 2023 totaled $6 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2022. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of March 31, 2022, are immaterial in amount and the PTC Guarantees (approximately $36 million as of March 31, 2022) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

In connection with the credit agreement entered into by a special purpose subsidiary of BCE on February 11, 2022, Pinnacle West has guaranteed the full amount of the equity bridge loan under the credit facility. See Note 3 for additional details.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Other income:
Interest income	$1,642	$1,948
Debt return on Four Corners SCR deferrals (Note 4)	—	4,086
Debt return on Ocotillo modernization project (Note 4)	—	6,392
Miscellaneous	62	3
Total other income	$1,704	$12,429
Other expense:
Non-operating costs	(2,453)	(1,937)
Investment losses — net	(681)	(343)
Miscellaneous	(288)	(1,573)
Total other expense	$(3,422)	$(3,853)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Other income:
Interest income	$1,099	$1,481
Debt return on Four Corners SCR deferrals (Note 4)	—	4,086
Debt return on Ocotillo modernization project (Note 4)	—	6,392
Miscellaneous	53	1
Total other income	$1,152	$11,960
Other expense:
Non-operating costs	(1,561)	(1,778)
Miscellaneous	(288)	(1,572)
Total other expense	$(1,849)	$(3,350)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common shareholders	$16,956	$35,641
Weighted average common shares outstanding — basic	113,102	112,829
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	193	264
Weighted average common shares outstanding — diluted	113,295	113,093
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.15	$0.32
Net income attributable to common shareholders — diluted	$0.15	$0.32

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trusts and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 8 in the 2021 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2022, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$296,442	$9,802	$(8,621)	(a)	$297,623
Nuclear decommissioning trust:
Equity securities	16,787	—	—	478	(b)	17,265
U.S. commingled equity funds	—	—	—	567,950	(c)	567,950
U.S. Treasury debt	225,902	—	—	—		225,902
Corporate debt	—	196,300	—	—		196,300
Mortgage-backed securities	—	145,845	—	—		145,845
Municipal bonds	—	65,494	—	—		65,494
Other fixed income	—	8,709	—	—		8,709
Subtotal nuclear decommissioning trust	242,689	416,348	—	568,428		1,227,465

Other special use funds:
Equity securities	27,068	—	—	1,112	(b)	28,180
U.S. Treasury debt	312,613	—	—	—		312,613
Municipal bonds		8,249	—	—		8,249
Subtotal other special use funds	339,681	8,249	—	1,112		349,042

Total assets	$582,370	$721,039	$9,802	$560,919		$1,874,130
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$—	$(152)	$(1,554)	(a)	$(1,706)

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $4.6 million as of March 31, 2022, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2021, APS was reimbursed $15 million for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	March 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$584,737	$27,068	$611,805		$422,497	$(37)
Available for sale-fixed income securities	642,250	320,862	963,112	(a)	8,653	(36,962)
Other	478	1,112	1,590	(b)	—	—
Total	$1,227,465	$349,042	$1,576,507		$431,150	$(36,999)

(a)As of March 31, 2022, the amortized cost basis of these available-for-sale investments is $991 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$640,312	$47,570	$687,882		$451,387	$—
Available for sale-fixed income securities	682,227	309,904	992,131	(a)	24,283	(4,063)
Other	(27,782)	936	(26,846)	(b)	—	—
Total	$1,294,757	$358,410	$1,653,167		$475,670	$(4,063)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$1,023	$—	$1,023
Realized losses	(7,235)	—	(7,235)
Proceeds from the sale of securities (a)	319,693	41,545	361,238
2021
Realized gains	$2,968	$—	$2,968
Realized losses	(4,148)	—	(4,148)
Proceeds from the sale of securities (a)	234,728	145,250	379,978

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at March 31, 2022, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$18,119	$41,906	$40,463	$100,488
1 year – 5 years	198,233	35,749	151,838	385,820
5 years – 10 years	139,957	1,749	44,205	185,911
Greater than 10 years	285,941	4,952	—	290,893
Total	$642,250	$84,356	$236,506	$963,112

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended March 31
Balance December 31, 2021	$(53,885)		$(976)		$(54,861)
OCI before reclassifications	—		252		252
Amounts reclassified from accumulated other comprehensive loss	901	(a)	—	(b)	901
Balance March 31, 2022	$(52,984)		$(724)		$(53,708)

Balance December 31, 2020	$(60,725)		$(2,071)		$(62,796)
OCI before reclassifications	—		262		262
Amounts reclassified from accumulated other comprehensive loss	1,022	(a)	—	(b)	1,022
Balance March 31, 2021	$(59,703)		$(1,809)		$(61,512)

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

The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Total
Three Months Ended March 31
Balance December 31, 2021	$(34,880)		$(34,880)
Amounts reclassified from accumulated other comprehensive loss	820	(a)	820
Balance March 31, 2022	$(34,060)		$(34,060)

Balance December 31, 2020	$(40,918)		$(40,918)
Amounts reclassified from accumulated other comprehensive loss	927	(a)	927
Balance March 31, 2021	$(39,991)		$(39,991)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2021 Form 10-K, and Part II, Item 1A of this report.

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

COVID-19 Pandemic

Essential planned work and capital investments have continued during the COVID-19 pandemic with priority given to support fire mitigation and summer storm efforts, as well as heat related outages. Raw material shortages, rising inflation, COVID-19 related work force disruptions and natural disasters are putting increased pressure on the global supply chain. APS is experiencing some delays in finished materials and tight labor markets. To date, APS has not experienced labor or material supply chain shortages that have significantly impacted its ability to serve its customers’ needs. However, shortages are causing some delays, and shifting of work projects based on material availability. If APS continues to experience delays in materials, it could experience an increase in purchased power costs for summer generation needs. Such increased purchased power costs would be expected to be recoverable through the PSA. See Note 4 for additional information on the PSA. APS has measures in place to continually monitor and evaluate resource needs and supply chain adequacy but cannot predict whether there will be material supply chain shortages in the future.

Though the total expected impact of COVID-19 on future sales remains unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales and such sales levels have remained to date.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, which was approximately $18 million. We paid half of this cash deferral by December 31, 2021, and the remainder will be paid by December 31, 2022.

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020 through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 31, 2022. The order provided a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacted the AFUDC composite rate in 2021 and for the three month ended March 31, 2022.  Furthermore, the change in the composite rate calculation did not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements. See Note 1.

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

Consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $500,000 to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS's commitment to the impacted communities, APS has also completed the following payments: (i)$500,000 to the Navajo Nation for electrification; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of these funds is contingent upon completion of a census of the unelectrified homes and businesses within APS service territory on both the Navajo Nation and Hopi reservation.

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

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas, that supports our commitment to clean energy. That commitment has its foundation in the Palo Verde generating station, which is the nation’s largest carbon-free, clean energy resource, and it provides critical reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new facilities, procurement of new facilities to be owned by APS, and the ongoing development of distributed energy resources. This balance will ensure an appropriately diverse portfolio designed to achieve the same operational reliability and customer affordability as APS’s near-term strategies. In addition, APS is actively seeking to include future facility purchase options in its PPAs that will enable investments with greater financial flexibility.

APS uses competitive “all source” requests for proposal (“RFPs”) to pursue market resources that meet its system needs and offer the best value for customers. APS selects projects based on cost and non-cost factors, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Available projects are guided by IRP timelines and quantities and APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the RFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio” in Item 1 for details regarding APS’s renewable energy resources.

In September 2019, APS issued an RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW PPA for a wind resource that went into service in January 2022. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an all-source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS (collectively, the “December 2020 RFPs”). As a result of the all-source RFP, APS executed a PPA in October 2021 for a 238 MW wind resource to be in service by June 2023, and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in early 2023. APS continues to negotiate contracts for additional resources to be in service in 2024 in connection with the all-source RFP. Once it secures those important resources and closes out the December 2020 RFPs, APS intends to issue its next all source RFP to address resource needs for 2025 and beyond.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of March 31, 2022. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	248	150
Purchased Power Agreements Renewables:
Solar	310	435
Wind	399	238
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	736	673
Total Distributed Energy: Solar (a)	1,281	82	(b)
Total Renewable Portfolio	2,265	905

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

As a result of its December 2020 RFPs, as of May 2022, APS has executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW; and (b) two PPAs totaling 275 MW solar plus storage resource. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021. The remaining project was filed in February 2022 for ACC approval and on

April 13, 2022, the ACC approved this application. Service under the agreements is expected to begin in 2023 and 2024.

APS currently plans to install more than 900 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of March 31, 2022. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201
Purchase Power Agreements - Energy Storage	—	725
Residential Energy Storage	13(a)	3
Total Energy Storage Portfolio	13	929

(a)    This includes 13.1 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.

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

Affordable

We believe it is APS’s responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through March 2022, the average residential bill decreased by 1.44%, or $2.12, due to net reductions in cost recovery adjustor mechanisms.

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and internal efficiencies. In 2021, APS continued to drive this initiative by identifying opportunities to streamline its business processes and deliver sustainable cost savings, which resulted in the Company identifying approximately $30 million in annual incremental cost saving opportunities in 2022. APS is continuing this initiative in 2023.

Participation in the Energy Imbalance Market (“EIM”) continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS continues to evaluate opportunities that benefit our customers and is exploring opportunities to move to a day-ahead market with the expectation of reliably achieving incrementally greater cost savings and using the region’s increasing renewable resources more efficiently. As part of that effort, APS is exploring several options. APS is in discussions with the current EIM operator, the CAISO, the Western Resource Adequacy Program, the Western Markets Exploratory Group, and the Southwest Power Pool. Each of these explorations also involve other entities and are being undertaken to evaluate the feasibility and cost/benefit of creating a voluntary day-ahead market.

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

Wildfire safety remains a critical focus for APS and other utilities. We increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. These programs contribute to customer reliability, responsible forest management and safe communities.

The new units at our modernized Ocotillo Power Plant provide cleaner-running and more efficient units. They support reliability by responding quickly to the variability of solar generation and delivering energy in the late afternoon and early evening when solar production declines as the sun sets and customer demand peaks.

In April 2021, the CAISO sought FERC authorization for certain tariff changes intended to try to address risks associated with high heat weather events. Although APS is generally supportive of some of these changes, others would change the load, export, and wheeling priorities in a way that would unfairly benefit California entities at the expense of non-California entities. On June 25, 2021, FERC issued an order accepting the CAISO’s proposed changes. On July 26, 2021, APS filed seeking a rehearing of FERC’s June 25, 2021 order. On August 26, 2021, FERC issued a notice indicating that the pending requests for rehearing were denied by operation of law and providing for further consideration. On March 15, 2022, FERC issued an order addressing the arguments raised on rehearing, denying clarification, and dismissing the rehearing request.

In October of 2021, APS announced plans to evaluate regional market solutions as part of the informal Western Markets Exploratory Group (“WMEG”). As part of WMEG, APS is exploring the potential for a staged approach to new market services, including day-ahead energy sales, transmission system expansion, and other power supply and grid solutions consistent with existing state regulations. WMEG hopes to identify market solutions that can help achieve carbon reduction goals while supporting reliable, affordable service for customers. APS is unable to predict the outcome of these discussions.

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

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience, while demonstrating compassion and advocacy for its customers. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings from the fourth quartile to the first quartile of its peer set comprised of large investor-owned utilities.

APS’s JDP residential overall customer satisfaction rating improved in the fourth quarter of 2021, ranking in the third quartile. That improvement trend continued with the latest JDP residential 2022 first-quarter results. APS made quartile gains in every single driver of customer satisfaction with APS moving into the top half of the third quartile for overall satisfaction when compared to its large investor-owned peers. APS’s strongest performing drivers in the latest JDP survey were Power Quality and Reliability and Customer Care, both of which performed well above the large investor-owned peer set averages.

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of year-end 2021, APS had installed over 400 charging ports at customer locations with more stations expected to be added through 2022. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the Level 2 charging stations, APS has begun construction of DC fast charging stations that will be owned and operated by APS at five locations in Arizona, with the first location that opened in March 2022. The other four projects' locations are expected to be completed during 2022, with each location including 2-150 kilowatt and 2-350 kilowatt DC fast charging ports. Charging at these stations will be accessible through the Electrify America charging network. APS also has a goal of 450,000 light-duty electric vehicles in its service territory by 2030.

Additionally, as part of APS’s DSM plan, APS has launched an Electric Vehicle Charging Demand Management Pilot Program to proactively address the growing electric demand from electric vehicle charging as electric vehicles become more widely adopted. This program includes the APS SmartCharge data gathering program, an electric vehicle smart charger rebate for qualifying electric vehicle chargers, and a $100 rebate to home builders for new home 240V charging station garage outlets.

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in developing this plan. The ACC approved the plan in December 2021. APS recently filed its first TE Plan Annual Progress Report to the ACC and is currently working with stakeholders to develop a budget and implementation plan for ACC review later this year.

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

Regulatory Overview

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) seeking an increase in annual retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that was the subject of a separate proceeding. See “Four Corners SCR Cost Recovery” in Note 4). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total annual revenue increase in APS’s application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $500,000 to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed with the ACC an application for rehearing of the 2019 Rate Case and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The appeal at the Arizona Court of Appeals is proceeding in the normal course. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. On December 3, 2021, ACC Staff notified the ACC of a discrepancy between the written decision, which approved the change in time-of-use on-peak hours to 4 p.m. to 7 p.m. but did not explicitly approve the 10-months contemplated in APS’s verbal testimony to implement the new time-of-use hours. On December 16, 2021, the ACC ordered APS to complete the implementation of the time-of-use peak period by

April 1, 2022. On January 12, 2022, the ACC voted to extend until September 1, 2022, the deadline to complete the implementation of the new on-peak hours for residential customers. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS cannot predict the outcome of this matter.

APS expects to file an application with the ACC for its next general retail rate case by mid-year 2022 but is continuing to evaluate the timing of such filing.

See Note 4 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. As of March 31, 2022, BCE had total assets of approximately $60 million.

BCE is in advanced development stage on a microgrid facility in Los Alamitos, California (“Los Alamitos”) featuring 31 MW of solar, 20 MW of battery storage, and 3 MW of backup generators. Supported by a long-term power purchase agreement with San Diego Gas and Electric Company, Los Alamitos will supply 20 MW of solar and battery storage capacity to the Southern California grid and provide resilient backup power in the event of a grid emergency to the Army and California National Guard at Joint Forces

Training Base Los Alamitos. The Los Alamitos project is scheduled to achieve commercial operation in 2023. See Note 3 regarding a credit agreement entered into by BCE to finance capital expenditures and related costs for this microgrid project.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of March 31, 2022, El Dorado has contributed approximately $10 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in invisionAZ Fund, which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.2% for the three-month period ended March 31, 2022, compared with the prior-year period. For the three years through 2021, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2022, and the average annual growth will be in the range of 1.5% to 2.5% through 2024 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 4.4% for the three-month period ended March 31, 2022, compared with the prior-year period. While steady customer growth was somewhat offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were residential sales being stronger than anticipated due to continued work-from-home policies, a strong improvement in sales to commercial and industrial customers, and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales remains unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021.

Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales and such sales levels have remained to date.

For the three years through 2021, annual retail electricity sales growth averaged 1.7%, adjusted to exclude the effects of weather variations. We currently project that annual retail electricity sales in kWh will increase in the range of 1.5% to 2.5% for 2022, and average annual growth will be in the range of 3.5% to 4.5% through 2024, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of new, large manufacturing facilities, which are expected to contribute to average annual growth in the range of 1.0% to 2.0% through 2024. This projected sales growth range also includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by changes in the expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, larger manufacturing facilities not coming to Arizona as expected, a change in the duration of remote work, changes in the expected commercial and industrial expansions, or acceleration of the expected effects of customer conservation, energy efficiency and distributed renewable generation initiatives.

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

Operating Results — Three-month period ended March 31, 2022, compared with three-month period ended March 31, 2021.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2022, was $17 million, compared with consolidated net income attributable to common shareholders of $36 million for the prior-year period.  The results reflect a decrease of approximately $18 million for the regulated electricity segment primarily due to higher depreciation and amortization expense resulting from the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date and increased plant assets and higher income taxes. These negative factors were partially offset by higher revenue driven by customer usage and customer growth, increased transmission revenue and lower operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2022	2021	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$516	$497	$19
Operations and maintenance	(217)	(229)	12
Depreciation and amortization	(187)	(158)	(29)
Taxes other than income taxes	(58)	(59)	1
Pension and other postretirement non-service credits - net	24	28	(4)
All other income and expenses, net	9	15	(6)
Interest charges, net of allowance for borrowed funds used during construction	(61)	(57)	(4)
Income taxes	(4)	4	(8)
Less income related to noncontrolling interests (Note 6)	(4)	(5)	1
Regulated electricity segment income	18	36	(18)
All other	(1)	—	(1)
Net Income Attributable to Common Shareholders	$17	$36	$(19)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $19 million higher for the three months ended March 31, 2022, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 4)	$31	$—	$31
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	22	9	13
Higher transmission revenues (Note 4)	12	—	12
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	—	5
Effects of weather	(3)	(1)	(2)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	52	57	(5)
Lost fixed cost recovery	(10)	—	(10)
Impact of new retail base rates from 2019 ACC general rate case effective December 1, 2021	(23)	—	(23)
Miscellaneous items, net	—	2	(2)
Total	$86	$67	$19

Operations and maintenance. Operations and maintenance expenses decreased $12 million for the three months ended March 31, 2022, compared with the prior-year period primarily because of:

•A decrease of $15 million in non-nuclear generation costs primarily due to lower planned outages and lower operating costs;

•A decrease of $6 million related to employee benefits;

•An increase of $5 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power; and

•An increase of $4 million in other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $29 million higher for the three months ended March 31, 2022, compared to the prior-year period primarily due to $16 million for the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date and $13 million related to increased plant in service and updated depreciation rates.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $4 million lower for the three months ended March 31, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

Income taxes.  Income taxes were $8 million higher for the three months ended March 31, 2022, compared with the prior-year period primarily due to lower amortization of excess deferred taxes and the net operating loss carryback benefit that the Company recognized during the first quarter of 2021, partially offset by lower pre-tax income.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2022, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.8 billion, and total capitalization was approximately $13.3 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.3 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$340	$202	$138
Net cash flow used for investing activities	(374)	(348)	(26)
Net cash flow provided by financing activities	38	103	(65)
Net change in cash and cash equivalents	$4	$(43)	$47

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$341	$203	$138
Net cash flow used for investing activities	(363)	(352)	(11)
Net cash flow provided by financing activities	25	106	(81)
Net change in cash and cash equivalents	$3	$(43)	$46

Operating Cash Flows

Three-month period ended March 31, 2022, compared with three-month period ended March 31, 2021.  Pinnacle West’s consolidated net cash provided by operating activities was $340 million in 2022, compared to $202 million in 2021, an increase of $138 million in net cash provided by operating activities primarily due to $97 million higher cash receipts from electric revenues, $45 million other changes in working capital and $13 million lower interest payments, partially offset by $31 million higher payments for operations and maintenance costs.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 138% funded as of January 1, 2022, and 131% as of January 1, 2021. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan year-to-date in 2022. The minimum required contributions for the pension plan are zero and we do not expect to make any contributions in 2022, 2023 or 2024. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2022 and do not expect to make any contributions in 2022, 2023 or 2024. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe, our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, is still above

107% funded as of December 31, 2021, and our postretirement benefit plans have a funded status, also as measured for GAAP purposes at December 31, 2021, in excess of 145%. See Note 5 for additional details.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, that was approximately $18 million. We paid approximately $9 million on December 28, 2021, and will pay the second half of this cash deferral by December 31, 2022.

Investing Cash Flows

Three-month period ended March 31, 2022, compared with three-month period ended March 31, 2021.  Pinnacle West’s consolidated net cash used for investing activities was $374 million in 2022, compared to $348 million in 2021, an increase of $26 million primarily related to increased capital expenditures and BCE investment activity.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2022, compared with three-month period ended March 31, 2021.  Pinnacle West’s consolidated net cash provided by financing activities was $38 million in 2022, compared to $103 million in 2021, a decrease of $65 million in net cash provided by financing activities primarily due to higher long-term debt repayments of $150 million and a net decrease in short-term borrowing of $75 million, partially offset by $162 million in higher issuances of long-term debt.

APS’s consolidated net cash provided by financing activities was $25 million in 2022, compared to $106 million in 2021, a decrease of $81 million in net cash provided by financing activities primarily due to a net decrease in short-term borrowing of $228 million, partially offset by an equity infusion of $150 million in 2022.

Significant Financing Activities.  On April 20, 2022, the Pinnacle West Board of Directors declared a dividend of $0.85 per share of common stock, payable on June 1, 2022, to shareholders of record on May 2, 2022.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes. See Note 3 for more information on available credit facilities.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2022, the ratio was approximately 56% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion and to continue its authorization of short-term debt granted in the 2020 financing order. See Note 3 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 28, 2022, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at March 31, 2022. See Note 3.

•Pinnacle West and APS maintain committed revolving credit facilities. See Note 3 for short-term debt details.

•Fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation. See Notes 4 and 8. Purchase obligations includes capital expenditures and other obligations. Commitments related to purchased power lease contracts are also considered fuel and purchased power commitments. See Note 8.

•APS holds certain contracts to purchase renewable energy credits in compliance with the RES. See Notes 4 and 8.

•APS is required to make payments to the noncontrolling interests related to the Palo Verde sale leaseback through 2033. See Note 6.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies and estimates since our 2021 Form 10-K.  See “Critical Accounting Policies” in Item 7 of the 2021 Form 10-K for further details about our critical accounting policies and estimates.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Mark-to-market of net positions at beginning of period	$107	$(13)
Increase in regulatory liability	190	30
Mark-to-market of net positions at end of period	$297	$17

We had no activities or amounts recognized in OCI during the three months ended March 31, 2022 and 2021.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2022, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2021 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2022	2023	2024	2025	2026	Total Fair Value
Observable prices provided by other external sources	$171	$91	$26	$—	$—	$288
Prices based on unobservable inputs	6	3	—	—	—	9
Total by maturity	$177	$94	$26	$—	$—	$297

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2022		December 31, 2021
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$8	$(8)	$—	$—
Natural gas	65	(65)	50	(50)
Total	$73	$(73)	$50	$(50)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2022.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2022.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2021 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters, Superfund-related matters and other disputes.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2021 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2021 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

The risk factor below is an update to our 2021 Form 10-K.

General economic conditions could materially affect our business, financial condition, and results of operations.

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; unemployment trends; sanctions, trade restrictions, military interventions and the threat or possibility of war; terrorism or other global or national unrest; and political or financial instability. In particular, while inflation has been relatively flat in recent years, during 2021 and 2022, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty in the near-term outlook as to whether the rise in inflation will continue. Increases in inflation raise the Company’s costs for commodities, labor, materials and services. A failure to recover through our rates increased costs caused by increased inflation could have a material adverse impact on our financial condition, results of operations or cash flows.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 4, 2022	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 4, 2022	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)