Form 10-Q
period 2022-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2022-08-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 27, 2022:	113,043,622
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 27, 2022:	71,264,947

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

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), Part II, Item 1A of the Pinnacle West/APS Quarterly Report on Form 10‑Q for the quarter ended March 31, 2022 (“2022 1st Quarter 10-Q”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:
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
•the potential effects of climate change on our electric system, including as a result of weather extremes, such as prolonged drought and high temperature variations in the area where APS conducts its business;
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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2021 Form 10-K, Part II, Item 1A of our 2022 1st Quarter 10-Q, Part II, Item 1A of this report, and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

OPERATING REVENUES (Note 2)	$1,061,669	$1,000,249	$1,845,200	$1,696,724

OPERATING EXPENSES
Fuel and purchased power	352,187	269,835	617,456	468,062
Operations and maintenance	245,387	229,690	463,729	459,745
Depreciation and amortization	186,497	158,750	373,102	316,570
Taxes other than income taxes	54,118	59,495	112,116	118,978
Other expenses	385	4,093	1,210	7,449
Total	838,574	721,863	1,567,613	1,370,804
OPERATING INCOME	223,095	278,386	277,587	325,920
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	12,086	9,990	21,833	19,197
Pension and other postretirement non-service credits - net (Note 5)	25,257	28,175	49,066	55,966
Other income (Note 9)	1,682	12,207	3,386	24,636
Other expense (Note 9)	(4,584)	(5,184)	(8,006)	(9,037)
Total	34,441	45,188	66,279	90,762
INTEREST EXPENSE
Interest charges	68,103	62,777	133,492	124,715
Allowance for borrowed funds used during construction	(5,873)	(5,199)	(10,355)	(10,193)
Total	62,230	57,578	123,137	114,522
INCOME BEFORE INCOME TAXES	195,306	265,996	220,729	302,160
INCOME TAXES	26,688	46,560	30,849	42,210
NET INCOME	168,618	219,436	189,880	259,950
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	3,739	8,612	8,612
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$164,312	$215,697	$181,268	$251,338

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,172	112,882	113,137	112,855
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -DILUTED	113,369	113,223	113,332	113,158

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$1.45	$1.91	$1.60	$2.23
Net income attributable to common shareholders - diluted	$1.45	$1.91	$1.60	$2.22
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME	$168,618	$219,436	$189,880	$259,950

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain, net of tax expense of $(331), $(286), $(413), and $(372)	1,007	870	1,259	1,132
Pension and other postretirement benefit activity, net of tax benefit (expense) of $693, $(21), $398 and $(357)	(2,113)	64	(1,212)	1,086
Total other comprehensive income (loss)	(1,106)	934	47	2,218

COMPREHENSIVE INCOME	167,512	220,370	189,927	262,168
Less: Comprehensive income attributable to noncontrolling interests	4,306	3,739	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$163,206	$216,631	$181,315	$253,556
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,189	$9,969
Customer and other receivables	420,288	391,923
Accrued unbilled revenues	234,523	133,980
Allowance for doubtful accounts (Note 2)	(23,147)	(25,354)
Materials and supplies (at average cost)	371,655	349,135
Income tax receivable	—	7,514
Fossil fuel (at average cost)	29,827	18,032
Assets from risk management activities (Note 7)	137,028	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	390,013	388,148
Other regulatory assets (Note 4)	119,163	130,376
Other current assets	89,609	83,896
Total current assets	1,798,148	1,551,100
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,076,088	1,294,757
Other special use funds (Notes 11 and 12)	346,406	358,410
Assets from risk management activities (Note 7)	111,847	46,908
Other assets	117,573	97,884
Total investments and other assets	1,651,914	1,797,959
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	22,167,179	21,688,661
Accumulated depreciation and amortization	(7,667,678)	(7,504,603)
Net	14,499,501	14,184,058
Construction work in progress	1,386,113	1,329,478
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	92,231	94,166
Intangible assets, net of accumulated amortization	265,662	273,693
Nuclear fuel, net of accumulated amortization	132,696	106,039
Total property, plant and equipment	16,376,203	15,987,434
DEFERRED DEBITS
Regulatory assets (Note 4)	1,180,656	1,192,987
Operating lease right-of-use assets	871,480	890,057
Assets for pension and other postretirement benefits (Note 5)	577,399	545,723
Other	45,680	37,962
Total deferred debits	2,675,215	2,666,729

TOTAL ASSETS	$22,501,480	$22,003,222
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$436,308	$393,083
Accrued taxes	181,927	168,645
Accrued interest	57,349	57,332
Common dividends payable	96,081	95,988
Short-term borrowings (Note 3)	541,000	292,000
Current maturities of long-term debt (Note 3)	—	150,000
Customer deposits	41,459	42,293
Liabilities from risk management activities (Note 7)	5,596	4,373
Liabilities for asset retirements	5,111	4,473
Operating lease liabilities	125,320	100,443
Regulatory liabilities (Note 4)	404,107	296,271
Other current liabilities	128,190	151,968
Total current liabilities	2,022,448	1,756,869
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	7,241,295	6,913,735
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,357,469	2,311,862
Regulatory liabilities (Note 4)	2,268,148	2,499,213
Liabilities for asset retirements	779,360	762,909
Liabilities for pension benefits (Note 5)	150,837	152,865
Customer advances	336,198	257,151
Coal mine reclamation	176,936	174,616
Deferred investment tax credit	184,032	186,570
Unrecognized tax benefits	4,896	4,657
Operating lease liabilities	710,511	728,401
Other	247,827	232,914
Total deferred credits and other	7,216,214	7,311,158
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,078,049 and 113,014,528 issued at respective dates	2,712,297	2,702,743
Treasury stock at cost; 41,531 and 87,608 shares at respective dates	(2,976)	(6,401)
Total common stock	2,709,321	2,696,342
Retained earnings	3,253,772	3,264,719
Accumulated other comprehensive loss (Note 13)	(54,814)	(54,861)
Total shareholders’ equity	5,908,279	5,906,200
Noncontrolling interests (Note 6)	113,244	115,260
Total equity	6,021,523	6,021,460

TOTAL LIABILITIES AND EQUITY	$22,501,480	$22,003,222
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189,880	$259,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	405,127	350,536
Deferred fuel and purchased power	(98,707)	(135,905)
Deferred fuel and purchased power amortization	96,842	10,828
Allowance for equity funds used during construction	(21,833)	(19,197)
Deferred income taxes	22,169	30,231
Deferred investment tax credit	(2,538)	(3,651)
Stock compensation	7,872	13,484
Changes in current assets and liabilities:
Customer and other receivables	(31,146)	(41,138)
Accrued unbilled revenues	(100,543)	(91,721)
Materials, supplies and fossil fuel	(34,315)	(31,449)
Income tax receivable	7,514	6,792
Other current assets	5,195	(14,021)
Accounts payable	104,849	66,558
Accrued taxes	13,282	23,486
Other current liabilities	(7,316)	(39,638)
Change in margin and collateral accounts — assets	40,430	—
Change in other long-term assets	174,013	(152,846)
Change in operating lease assets	29,759	34,810
Change in other long-term liabilities	(184,626)	76,290
Change in operating lease liabilities	(27,622)	(31,049)
Net cash provided by operating activities	588,286	312,350
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(843,219)	(681,148)
Contributions in aid of construction	68,879	32,104
Allowance for borrowed funds used during construction	(10,111)	(10,193)
Proceeds from nuclear decommissioning trusts sales and other special use funds	692,186	587,842
Investment in nuclear decommissioning trusts and other special use funds	(692,811)	(588,982)
Other	(9,174)	10,809
Net cash used for investing activities	(794,250)	(649,568)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	325,802	150,000
Short-term borrowing and (repayments) — net	249,000	354,700
Short-term debt repayments under revolving credit facility	—	(19,000)
Dividends paid on common stock	(188,542)	(183,500)
Repayment of long-term debt	(150,000)	—
Common stock equity issuances and (purchases) — net	(448)	(176)
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	225,184	291,396
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,220	(45,822)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,969	59,968
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,189	$14,146
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2022	113,047,699	$2,706,325	(50,921)	$(3,648)	$3,281,601	$(53,708)	$119,566	$6,050,136
Net income		—		—	164,312	—	4,306	168,618
Other comprehensive loss		—		—	—	(1,106)	—	(1,106)
Dividends on common stock ($1.70 per share)		—		—	(192,139)		—	(192,139)
Issuance of common stock	30,350	5,972		—	—	—	—	5,972
Reissuance of treasury stock for stock-based compensation and other		—	9,390	673	—	—	—	673
Capital activities by noncontrolling activities		—		—	—	—	(10,628)	(10,628)
Other		—		(1)	(2)	—	—	(3)
Balance, June 30, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2021	112,791,565	$2,687,052	(44,338)	$(3,776)	$3,060,752	$(61,512)	$124,164	$5,806,680
Net income		—		—	215,697	—	3,739	219,436
Other comprehensive income		—		—	—	934	—	934
Dividends on common stock ($1.66 per share)		—		—	(187,181)	—	—	(187,181)
Issuance of common stock	28,138	4,963		—	—	—	—	4,963
Reissuance of treasury stock for stock-based compensation and other		—	8,185	697	—	—	—	697
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	—	(2)
Balance, June 30, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	181,268	—	8,612	189,880
Other comprehensive income		—		—	—	47	—	47
Dividends on common stock ($1.70 per share)		—		—	(192,213)	—	—	(192,213)
Issuance of common stock	63,521	9,554		—	—	—	—	9,554
Purchase of treasury stock (a)		—	(24,885)	(1,715)	—	—	—	(1,715)
Reissuance of treasury stock for stock-based compensation and other		—	70,962	5,140	—	—	—	5,140
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	—	(2)
Balance, June 30, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	251,338	—	8,612	259,950
Other comprehensive income		—		—	—	2,218	—	2,218
Dividends on common stock ($1.66 per share)		—		—	(187,176)	—	—	(187,176)
Issuance of common stock	59,652	14,533		—	—	—	—	14,533
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	1	(1)
Balance, June 30, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

OPERATING REVENUES (Note 2)	$1,061,669	$1,000,249	$1,845,200	$1,696,724

OPERATING EXPENSES
Fuel and purchased power	352,187	269,835	617,456	468,062
Operations and maintenance	242,273	226,698	456,874	453,099
Depreciation and amortization	186,477	158,728	373,060	316,528
Taxes other than income taxes	54,094	59,478	112,053	118,950
Other expenses	385	4,093	1,210	7,449
Total	835,416	718,832	1,560,653	1,364,088
OPERATING INCOME	226,253	281,417	284,547	332,636
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	12,086	9,990	21,833	19,197
Pension and other postretirement non-service credits - net (Note 5)	25,382	28,234	49,289	56,071
Other income (Note 9)	1,396	11,563	2,548	23,523
Other expense (Note 9)	(2,786)	(4,261)	(4,634)	(7,611)
Total	36,078	45,526	69,036	91,180
INTEREST EXPENSE
Interest charges	64,223	59,930	126,532	119,318
Allowance for borrowed funds used during construction	(5,689)	(5,199)	(10,111)	(10,193)
Total	58,534	54,731	116,421	109,125
INCOME BEFORE INCOME TAXES	203,797	272,212	237,162	314,691
INCOME TAXES	29,522	48,725	34,381	51,044
NET INCOME	174,275	223,487	202,781	263,647
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	3,739	8,612	8,612
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$169,969	$219,748	$194,169	$255,035
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME	$174,275	$223,487	$202,781	$263,647

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $709, $(53), $440, and $(357)	(2,161)	159	(1,341)	1,086
Total other comprehensive income (loss)	(2,161)	159	(1,341)	1,086

COMPREHENSIVE INCOME	172,114	223,646	201,440	264,733
Less: Comprehensive income attributable to noncontrolling interests	4,306	3,739	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$167,808	$219,907	$192,828	$256,121
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$22,163,718	$21,685,200
Accumulated depreciation and amortization	(7,664,384)	(7,501,317)
Net	14,499,334	14,183,883
Construction work in progress	1,365,400	1,327,721
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	92,231	94,166
Intangible assets, net of accumulated amortization	265,507	273,537
Nuclear fuel, net of accumulated amortization	132,696	106,039
Total property, plant and equipment	16,355,168	15,985,346

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,076,088	1,294,757
Other special use funds (Notes 11 and 12)	346,406	358,410
Assets from risk management activities (Note 7)	111,847	46,908
Other assets	42,748	42,440
Total investments and other assets	1,577,089	1,742,515

CURRENT ASSETS
Cash and cash equivalents	27,782	9,374
Customer and other receivables	419,364	390,533
Accrued unbilled revenues	234,523	133,980
Allowance for doubtful accounts (Note 2)	(23,147)	(25,354)
Materials and supplies (at average cost)	371,655	349,135
Fossil fuel (at average cost)	29,827	18,032
Income tax receivable	—	10,756
Assets from risk management activities (Note 7)	137,028	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	390,013	388,148
Other regulatory assets (Note 4)	119,163	130,376
Other current assets	76,519	57,729
Total current assets	1,782,727	1,526,190

DEFERRED DEBITS
Regulatory assets (Note 4)	1,180,656	1,192,987
Operating lease right-of-use assets	866,182	888,207
Assets for pension and other postretirement benefits (Note 5)	568,515	537,092
Other	43,648	37,319
Total deferred debits	2,659,001	2,655,605

TOTAL ASSETS	$22,373,985	$21,909,656
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,171,696	3,021,696
Retained earnings	3,472,403	3,470,235
Accumulated other comprehensive loss (Note 13)	(36,221)	(34,880)
Total shareholder equity	6,786,040	6,635,213
Noncontrolling interests (Note 6)	113,244	115,260
Total equity	6,899,284	6,750,473
Long-term debt less current maturities (Note 3)	6,268,271	6,266,693
Total capitalization	13,167,555	13,017,166
CURRENT LIABILITIES
Short-term borrowings (Note 3)	515,000	278,700
Accounts payable	429,672	389,365
Accrued taxes	191,420	152,012
Accrued interest	56,625	56,622
Common dividends payable	96,000	96,000
Customer deposits	41,459	42,293
Liabilities from risk management activities (Note 7)	5,596	4,373
Liabilities for asset retirements	5,111	4,473
Operating lease liabilities	124,947	100,199
Regulatory liabilities (Note 4)	404,107	296,271
Other current liabilities	131,285	145,286
Total current liabilities	2,001,222	1,565,594
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,351,848	2,331,701
Regulatory liabilities (Note 4)	2,268,148	2,499,213
Liabilities for asset retirements	779,360	762,909
Liabilities for pension benefits (Note 5)	137,355	138,328
Customer advances	336,198	257,151
Coal mine reclamation	176,936	174,616
Deferred investment tax credit	184,032	186,570
Unrecognized tax benefits	37,662	37,423
Operating lease liabilities	705,305	726,572
Other	228,364	212,413
Total deferred credits and other	7,205,208	7,326,896
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$22,373,985	$21,909,656
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,781	$263,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	405,085	350,494
Deferred fuel and purchased power	(98,707)	(135,905)
Deferred fuel and purchased power amortization	96,842	10,828
Allowance for equity funds used during construction	(21,833)	(19,197)
Deferred income taxes	(2,838)	23,161
Deferred investment tax credit	(2,538)	(3,651)
Changes in current assets and liabilities:
Customer and other receivables	(31,612)	(41,963)
Accrued unbilled revenues	(100,543)	(91,721)
Materials, supplies and fossil fuel	(34,315)	(31,449)
Income tax receivable	10,756	—
Other current assets	(7,883)	(12,636)
Accounts payable	101,931	66,192
Accrued taxes	39,408	44,439
Other current liabilities	2,384	(39,749)
Change in margin and collateral accounts — assets	40,430	—
Change in other long-term assets	183,701	(148,912)
Change in operating lease assets	29,613	34,758
Change in other long-term liabilities	(184,896)	77,323
Change in operating lease liabilities	(27,470)	(30,996)
Net cash provided by operating activities	600,296	314,663
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(824,269)	(681,148)
Contributions in aid of construction	68,879	32,104
Allowance for borrowed funds used during construction	(10,111)	(10,193)
Proceeds from nuclear decommissioning trusts sales and other special use funds	692,186	587,842
Investment in nuclear decommissioning trusts and other special use funds	(692,811)	(588,982)
Other	566	2,986
Net cash used for investing activities	(765,560)	(657,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings and (repayments) — net	236,300	495,000
Equity infusion	150,000	—
Dividends paid on common stock	(192,000)	(187,000)
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	183,672	297,372
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,408	(45,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,374	57,310
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,782	$11,954
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2022	71,264,947	$178,162	$3,171,696	$3,494,432	$(34,060)	$119,566	$6,929,796
Net Income		—	—	169,969	—	4,306	174,275
Other comprehensive loss		—	—	—	(2,161)	—	(2,161)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	2	—	—	2
Balance, June 30, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2021	71,264,947	$178,162	$2,871,696	$3,252,244	$(39,991)	$124,164	$6,386,275
Net Income		—	—	219,748	—	3,739	223,487
Other comprehensive income		—	—	—	159	—	159
Dividends on common stock		—	—	(187,000)	—	—	(187,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(3)	—	—	(3)
Balance, June 30, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2022	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	194,169	—	8,612	202,781
Other comprehensive loss		—	—	—	(1,341)	—	(1,341)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(1)	—	—	(1)
Balance, June 30, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	255,035	—	8,612	263,647
Other comprehensive income		—	—	—	1,086	—	1,086
Dividends on common stock		—	—	(187,000)	—	—	(187,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(1)	—	1	—
Balance, June 30, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC (“4CA”), Bright Canyon Energy Corporation (“BCE”) and El Dorado Investment Company (“El Dorado”).  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”). See Note 6 for further discussion.  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

On June 30, 2020, the United States Federal Energy Regulatory Commission (“FERC”) issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction (“AFUDC”) rate calculation beginning March 1, 2020, through February 28, 2021.  On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 31, 2022. The order provided a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacted the AFUDC composite rate in 2021 and for the three-month period ended March 31, 2022.  Furthermore, the change in the composite rate calculation did not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements. See Note 1 in our 2021 Form 10-K for information on the accounting treatment for AFUDC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid (received) during the period for:
Income taxes, net of refunds	$(1,746)	$(788)
Interest, net of amounts capitalized	120,359	112,010
Significant non-cash investing and financing activities:
Accrued capital expenditures	$106,033	$105,515
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	11,101	248,694
Dividends accrued but not yet paid	96,081	93,610

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid (received) during the period for:
Income taxes, net of refunds	$(25)	$3,317
Interest, net of amounts capitalized	114,069	107,044
Significant non-cash investing and financing activities:
Accrued capital expenditures	$106,033	$105,515
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	7,512	248,694
Dividends accrued but not yet paid	96,000	93,500

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail Electric Service
Residential	$537,589	$531,717	$904,935	$872,555
Non-Residential	462,669	420,995	822,185	735,778
Wholesale Energy Sales	29,902	18,007	58,805	35,604
Transmission Services for Others	29,352	22,579	54,844	41,572
Other Sources	2,157	6,951	4,431	11,215
Total operating revenues	$1,061,669	$1,000,249	$1,845,200	$1,696,724

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2022 were $1,064 million and $1,835 million, respectively, and for the three and six months ended June 30, 2021 were $980 million and $1,663 million, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2022, and 2021, our revenues that do not qualify as revenue from contracts with customers were $(2) million and $10 million, respectively, and for the three and six months ended June 30, 2021 were $20 million and $34 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2022, or December 31, 2021.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2022	December 31, 2021
Allowance for doubtful accounts, balance at beginning of period	$25,354	$19,782
Bad debt expense	8,119	22,251
Actual write-offs	(10,326)	(16,679)
Allowance for doubtful accounts, balance at end of period	$23,147	$25,354

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that would have matured June 30, 2022. The proceeds were received on January 4, 2021 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021. On January 6, 2022, Pinnacle West repaid this loan facility early.

At June 30, 2022, Pinnacle West had a $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2022, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility and $26 million of outstanding commercial paper borrowings.

APS

At June 30, 2022, APS had two $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2022, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $515 million of outstanding commercial paper borrowings.

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $7.5 billion. On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion (subject to appropriate regulatory treatment of PPA lease agreements) and to continue its authorization of short-term debt granted in the 2020 financing order. This application is pending the ACC’s review. APS cannot predict the outcome of this matter.

On January 6, 2022, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 MW solar and battery storage project in Los Alamitos, California (“Los Alamitos”) that is under development by the subsidiary. The credit facilities consist of an approximately $33 million equity bridge loan facility, an approximately $42 million non-recourse construction to term loan facility, and an approximately $5 million letter of credit facility. In connection with the credit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement, Pinnacle West has guaranteed the full amount of the equity bridge loan. As of June 30, 2022, $25.8 million has been drawn from the equity bridge loan and there is no outstanding balance for the non-recourse construction to term loan.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$947,547	$909,520	$797,042	$792,735
APS	6,268,271	5,488,229	6,266,693	6,933,619
BCE	25,477	25,802	—	—
Total	$7,241,295	$6,423,551	$7,063,735	$7,726,354

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 2, 2020, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC. The ACC Staff recommended, among other things, (i) an $89.7 million revenue increase, (ii) an average annual customer bill increase of 2.7%, (iii) a return on equity of 9.4%, (iv) a 0.3% or, as an alternative, a 0% return on the increment of fair value rate base greater than original cost, (v) the recovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project and (vi) the recovery of the rate base effects of the construction and ongoing consideration of the deferral of the Ocotillo modernization project. RUCO recommended, among other things, (i) a $20.8 million revenue decrease, (ii) an average annual customer bill decrease of 0.63%, (iii) a return on equity of 8.74%, (iv) a 0% return on the increment of fair value rate base, (v) the nonrecovery of the deferral and rate base effects of the construction and operating costs of the Four Corners SCR project pending further consideration, and (vi) the recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project.

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, (i) a $169 million revenue increase, (ii) average annual customer bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism (“AEM”), to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) a Coal Community Transition (“CCT”) plan related to the closure or future closure of coal-fired generation facilities, of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

The CCT plan includes the following proposed components: (i) $100 million that will be paid over 10 years to the Navajo Nation for a sustainable transition to a post-coal economy, which would be funded by customers, (ii) $1.25 million that will be paid over five years to the Navajo Nation to fund an economic development organization, which would be funds not recoverable through rates, (iii) $10 million to facilitate electrification projects within the Navajo Nation, which would be funded equally by funds not recoverable through rates and by customers, (iv) $2.5 million per year in transmission revenue sharing to be paid to the Navajo Nation beginning after the closure of the Four Corners through 2038, which would be funds not recoverable through rates, (v) $12 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, which would primarily be funded by customers, and (vi) $3.7 million that will be paid over five years to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, which would primarily be funded by customers. The commitment of funds that would not be recoverable through rates of $25 million were recognized in our December 31, 2020 financials. In 2021, APS committed an additional $900,000 to be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, and this amount was recognized in its December 31, 2021 financials.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Special Action. The appeal at the Arizona Court of Appeals is proceeding in the normal course. APS cannot predict the outcome of this proceeding.

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

Additionally, consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $500,000 to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $500,000 to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

APS expects to file an application with the ACC for its next general retail rate case by the end of October 2022, allowing for a test year ending June 30, 2022.

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
•a new AZ Sun II program (now known as “APS Solar Communities”) for utility-owned solar distributed generation (“DG”) with the purpose of expanding access to rooftop solar for low-and moderate-income Arizonans, recoverable through the RES, to be no less than $10 million per year in capital costs, and not more than $15 million per year in capital costs;
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget includes funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date.

In response to an ACC inquiry, the ACC Staff filed a report providing the history of APS’s long-term purchased power contract of the 280 MW Concentrating Solar Power Plant. This report outlines alternative options that the ACC could pursue to address the costs of this contract, which was executed in February 2008. On July 13, 2022, the ACC approved an option to take no action at this time.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a DSM Plan annually for review and approval by the ACC. Verified energy savings from

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2021, APS filed a request to extend the June 1, 2021 deadline to file its 2022 DSM Plan until 120 days after the ACC has taken action on APS’s amended 2021 DSM Plan. The ACC approved the request, granting an extension until 120 days after the ACC action on the 2021 DSM Plan, or December 31, 2021, whichever is later. On December 17, 2021, APS filed its 2022 DSM Plan, which requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. In March 2022, APS indicated that it intends to file its 2023 DSM Plan within 120 days after the ACC has taken action on APS's 2022 DSM Plan. The ACC has not yet ruled on the 2022 DSM Plan.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$388,148	$175,835
Deferred fuel and purchased power costs — current period	98,707	135,905
Amounts charged to customers	(96,842)	(10,828)
Ending balance	$390,013	$300,912

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

On April 1, 2022, the ACC filed a final report of its audit findings regarding APS’s fuel and purchased power costs for the period January 2019 through January 2021. The report contains an in-depth review of APS’s fuel and purchased power contracts, its monthly fuel accounting activities, its forecasting and dispatching procedures, and its monthly PSA filings, among other fuel-related activities. The report finds that the APS’s fuel processing accounting practices, dispatching procedures, and procedures for hedging activity are reasonable and appropriate. The report includes several recommendations for the ACC’s consideration, including review of current contracts, maintenance schedules, and certain changes and improvements to the schedules in APS’s monthly PSA filings. APS cannot predict the future impacts, if any, of this audit.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 17, 2020, APS made a filing to make modifications to its annual transmission formula to provide additional transparency for excess and deficient accumulated deferred income taxes resulting from the Tax Cuts and Job Act (the “Tax Act”), as well as for future local, state, and federal statutory tax rate changes. APS amended its March 17, 2020 filing on April 28, 2020, September 29, 2021, and October 27, 2021. In January 2022, FERC approved APS’s modifications to its annual transmission formula.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2022, APS’s annual wholesale transmission revenue requirement for all users of its transmission system decreased by approximately $33 million for the 12-month period beginning June 1, 2022, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates decreased by approximately $6.4 million and retail customer rates would have decreased by approximately $26.6 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by $2.4 million, resulting in a reduction to the residential rate and increases to commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2022.

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were 2.5 cents for both lost residential and non-residential kWh as set forth in the 2017 Settlement Agreement. The fixed costs recoverable by the LFCR mechanism are currently 2.56 cents for lost residential and 2.68 cents for lost non-residential kWh as set forth in the 2019 Rate Case decision. The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

On February 14, 2020, APS filed its 2020 annual LFCR adjustment, requesting that effective May 1, 2020, the annual LFCR recovery amount be reduced to $26.6 million (a $9.6 million decrease from previous levels). On April 14, 2020, the ACC approved the 2020 LFCR adjustment as filed, effective with the first billing cycle in May 2020. On February 15, 2021, APS filed its 2021 annual LFCR adjustment, requesting that effective May 1, 2021, the annual LFCR recovery amount be increased to $38.5 million (an $11.8 million increase from previous levels). On April 13, 2021, the ACC voted not to approve the requested $11.8 million increase to the annual LFCR adjustment; thus, the previously approved rates continued to remain intact and the $11.8 million increase was reflected in APS’s 2022 filing in accordance with the compliance requirements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the 2019 Rate Case decision, APS’s annual LFCR adjustor rate will be dependent on an annual earnings test filing, which will compare APS’s previous year’s rate of return with the related authorized rate of return. If the actual rate of return is higher than the authorized rate of return, the LFCR rate for the subsequent year is set at zero. APS determined that the changes to the LFCR mechanism, as a result of the 2019 Rate Case decision effective on December 1, 2021, did not materially impact its results of operations and financial statements for the year ended December 31, 2021. However, as a result of certain changes made to the LFCR mechanism in the 2019 Rate Case decision, the mechanism no longer qualified for alternative revenue program accounting treatment, which impacts the future timing of related revenue recognition.

On February 15, 2022, APS filed its 2022 annual LFCR adjustment, requesting that effective May 1, 2022, the annual LFCR recovery amount be increased to $59.1 million (a $32.5 million increase from previous levels, which was inclusive of the $11.8 million balance from the 2021 filing). On May 9, 2022, the ACC Staff filed its revised report and proposed order regarding APS’s 2022 LFCR adjustment, concluding that APS calculated the adjustment in accordance with its Plan of Administration. On May 18, 2022, the ACC approved the 2022 LFCR adjustment, with a rate effective date of June 1, 2022.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a RCP export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020.  This price reflects the 10% annual reduction discussed above. On September 23, 2020, the ACC approved the annual reduction of the export energy price but voted to delay the effectiveness of the reduction in export prices until October 1, 2021. In accordance with this decision, the RCP export energy price of 9.4 cents per kWh became effective on October 1, 2021. On April 29, 2022, APS filed an application to decrease the RCP price to 8.46 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2022. On July 12, 2022, the ACC approved the RCP as filed.

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

In its March 4, 2021, opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC’s 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021, requesting that the petition be denied. The Arizona Supreme Court granted Burns’ petition and heard oral argument on March 8, 2022. Pinnacle West and APS cannot predict the outcome of this matter.

Energy Modernization Plan

On January 30, 2018, the initial Energy Modernization Plan was proposed, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plan (“IRP”) process. On April 25, 2019, the ACC Staff issued an initial set of draft energy rules and subsequent drafts were filed by ACC Staff in July 2019, February 2020, and July 2020. On July 30, 2020, the ACC Staff issued final draft energy rules which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear power was defined as a clean energy resource. The proposed rules also required 50% of retail energy served be renewable by the end of 2035. A new Energy Efficiency Standard (“EES”) was not included in the proposed rules. These rules would have required utilities to file a Clean Energy Implementation Plan and Energy Efficiency Report as part of their IRP every three years beginning in 2023. In addition, these rules would have changed the IRP planning horizon from 15 years to 10 years.

The ACC discussed the final draft energy rules at several different meetings in 2020 and 2021. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments. The adopted rules included a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider all-source RFP requirements and the IRP process. During March and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2022, the ACC reviewed several proposed amendments for a proposed all-source RFP and IRP rulemaking package but delayed a vote on the amendments to a future date. APS cannot predict the outcome of this matter.

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

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to choose between a temperature threshold

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(above 95 degrees and below 32 degrees) or calendar method (June 1 – October 15) for disconnection moratoriums. On November 2, 2021, the ACC approved the final rules, and on November 23, 2021, the rules were submitted to the Arizona Office of the Attorney General for final review and approval. The new rules became effective on April 18, 2022, and APS has employed the calendar method for its disconnection moratorium.

In accordance with the ACC service disconnection rules, APS now suspends the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Customers with past due balances of $75 or greater as of the beginning of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. APS is continuing to apply Late Fee Waivers for residential customers; however, effective May 1, 2022, late payment fees for commercial and industrial customers were reinstated. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed a bill that would nullify a 24-year-old electric deregulation law that has been in place since 1998. The bill was signed by the Arizona Governor and will take effect September 23, 2022. APS cannot predict what impact, if any, this change will have on APS.

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. APS opposes Green Mountain Energy’s application and intends to intervene to contest it. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates of convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided his insights on the applicable law.

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of June 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See above for further discussion on the 2019 Rate Case decision.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $39.5 million as of June 30, 2022, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $57.4 million as of June 30, 2022, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $15.4 million as of June 30, 2022. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$514,330	$—	$509,751
Deferred fuel and purchased power (b) (c)	2023	390,013	—	388,148	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2052	7,625	167,644	7,625	164,768
Ocotillo deferral (e)	2031	9,507	133,390	9,507	138,143
Retired power plant costs	2033	15,157	91,113	15,160	99,681
SCR deferral (e)(f)	2031	8,147	93,551	8,147	97,624
Deferred property taxes	2027	8,569	36,772	8,569	41,057
Lost fixed cost recovery (b)	2023	43,788	—	63,889	—
Deferred compensation	2036	—	34,251	—	33,997
Income taxes — investment tax credit basis adjustment	2056	826	23,606	1,129	23,639
Palo Verde VIEs (Note 6)	2046	—	21,013	—	21,094
Four Corners cost deferral	2024	8,077	11,960	8,077	15,998
Coal reclamation	2026	2,978	12,372	2,978	13,862
Active Union Medical Trust	(g)	—	13,704	—	1,175
Loss on reacquired debt	2038	1,648	8,579	1,648	9,372
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	8,882	332	9,048
TCA balancing account (b)	2023	8,805	—	170	3,663
Tax expense adjustor mechanism (b)	2031	656	5,518	656	5,845
Tax expense of Medicare subsidy	2024	1,235	1,968	1,235	2,469
Other	Various	1,813	2,003	1,254	1,801
Total regulatory assets (d)		$509,176	$1,180,656	$518,524	$1,192,987

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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes — ACC - Tax Act (a)	2046	$40,903	$954,939	$40,903	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	7,239	218,939	7,239	221,877
Asset retirement obligations	2057	—	376,575	—	614,683
Other postretirement benefits	(d)	50,624	305,045	37,789	337,027
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	173,712	111,847	60,693	46,908
Removal costs	(c)	57,454	55,570	69,476	50,104
Income taxes — change in rates	2051	2,876	63,636	2,876	64,802
Four Corners coal reclamation	2038	2,316	50,860	2,316	53,076
Income taxes — deferred investment tax credit	2056	2,264	46,663	2,264	47,337
Spent nuclear fuel	2027	6,730	35,227	6,701	38,581
FERC transmission true up (b)	2024	29,238	3,620	21,379	12,924
Renewable energy standard (b)	2024	25,401	492	38,453	187
Property tax deferral (e)	2024	4,671	13,186	4,671	15,521
Sundance maintenance	2031	—	15,345	—	13,797
Demand side management (b)	2023	—	9,214	—	5,417
Tax expense adjustor mechanism (b) (e)	N/A	—	4,835	—	4,835
Other	Various	679	2,155	1,511	592
Total regulatory liabilities		$404,107	$2,268,148	$296,271	$2,499,213

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost — benefits earned during the period	$13,406	$14,939	$27,737	$30,618	$4,017	$4,341	$8,235	$8,898
Non-service costs (credits):
Interest cost on benefit obligation	26,723	24,614	53,746	49,283	4,283	4,095	8,746	8,257
Expected return on plan assets	(46,494)	(50,706)	(92,888)	(101,314)	(11,511)	(10,361)	(23,021)	(20,722)
Amortization of:
Prior service credit	—	—	—	—	(9,447)	(9,427)	(18,894)	(18,854)
Net actuarial loss (gain)	3,989	3,989	8,757	7,974	(3,436)	(2,641)	(6,418)	(5,046)
Net periodic benefit	$(2,376)	$(7,164)	$(2,648)	$(13,439)	$(16,094)	$(13,993)	$(31,352)	$(27,467)
Portion of benefit charged to expense	$(4,722)	$(8,614)	$(8,012)	$(16,625)	$(11,523)	$(9,608)	$(22,418)	$(19,136)

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2022, of $4 million and $9 million respectively, and for the three and six months ended June 30, 2021 of $4 million and $9 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021, include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2022	December 31, 2021
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$92,231	$94,166
Equity — Noncontrolling interests	113,244	115,260

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2022	December 31, 2021
Power	GWh	1,208	—
Gas	Billion cubic feet	168	155

Gains and Losses from Derivative Instruments

For the three and six months ended June 30, 2022 and 2021, APS had no derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2022	2021	2022	2021
Net Gain Recognized in Income	Fuel and purchased power (a)	$62,525	$95,116	$286,267	$121,975

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

As of June 30, 2022: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$177,765	$(40,787)	$136,978	$50	$137,028
Investments and other assets	111,847	—	111,847	—	111,847
Total assets	289,612	(40,787)	248,825	50	248,875

Current liabilities	(4,053)	357	(3,696)	(1,900)	(5,596)
Total	$285,559	$(40,430)	$245,129	$(1,850)	$243,279

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)Includes cash collateral received from counterparties of $40,430 that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted or received in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,900 and cash margin provided to counterparties of $50.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2022, we have one counterparty for which our exposure represents approximately 19% of Pinnacle West’s $249 million of risk management assets. This exposure relates to a master agreement with the counterparty, and the counterparty is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2022
Aggregate fair value of derivative instruments in a net liability position	$1,882
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	883
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

Contractual Obligations

As of June 30, 2022, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2021 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $1.2 billion. The majority of the changes relate to 2024 and thereafter. This amount includes approximately $500 million of commitments relating to a new purchased power lease contract that is included in our non-commenced lease discussion below.

At June 30, 2022, we have various lease arrangements that have been executed but have not yet commenced. These arrangements primarily relate to energy storage assets, with expected lease commencement dates ranging from September 2022 through June 2024, with terms expiring through May 2044. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $1.8 billion over the term of the arrangements. For additional information regarding our lease commitments see our 2021 Form 10-K. Certain of these non-commenced lease agreements were previously expected to commence in June 2022; however, during the second quarter of 2022 due to delays impacting the leased asset’s in-service date, the lease commencement date has been delayed from June 2022 to September 2022. APS is currently working with the lessor to determine if this revised lease commencement date will be achieved.

Other than the items described above, there have been no material changes, as of June 30, 2022, outside the normal course of business in contractual obligations from the information provided in our 2021 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS later in 2022. APS’s estimated costs related to this investigation and study are approximately $3 million.  APS anticipates incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. On April 29, 2022, APS filed its response to this information request. At the present time, we are unable to predict the outcome of this matter and expenditures related to this matter cannot be reasonably estimated.

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of June 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. Although ADEQ has taken steps to develop a CCR permitting program, including supporting the passage of new state legislation providing ADEQ with appropriate permitting authority for CCR under the state solid waste management program, it is not clear when that program will be put into effect. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits. The proposal remains pending.

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

•On November 4, 2019, EPA also proposed to change the manner by which facilities that have committed to cease burning coal in the near-term may qualify for alternative closure. Such qualification would allow CCR disposal units at these plants to continue operating, even though they would otherwise be subject to forced closure under the federal CCR regulations. EPA’s July 29, 2020, final regulation adopted this proposal and now requires explicit EPA approval for facilities to utilize an alternative closure deadline. With respect to the Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020, and is currently pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. EPA began taking action on these applications in January 2022, deeming APS’s application for the Cholla facility “complete.” We expect to have a proposed decision from EPA regarding Cholla in 2023.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EPA Climate Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That ruling endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP. Thereafter, on June 30, 2022, the U.S. Supreme Court reversed the D.C. Circuit’s ruling, holding that existing power plant carbon regulations on the scale of the CPP are not authorized by the federal Clean Air Act. While the Biden administration has nonetheless expressed an intent to continue its effort to regulate carbon emissions in this sector more aggressively under the Clean Air Act (consistent with the U.S. Supreme Court’s June 30 ruling), we cannot at this time predict the outcome of pending EPA rulemaking proceedings related to the regulation of carbon emissions from existing power plants.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, RCRA, Superfund, the Navajo Nation, and water supplies for our power plants. The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants. The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments. APS would seek recovery in rates for the book value of any remaining investments in the plants, as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

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

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018, from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and paid 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note, which was paid in full as of June 30, 2022.

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2022, standby letters of credit totaled $9 million and expire in 2023. As of June 30, 2022, surety bonds expiring through 2023 totaled $6 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2022. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of June 30, 2022, are immaterial in amount and the PTC Guarantees (approximately $35 million as of June 30, 2022) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

In connection with the credit agreement entered into by Los Alamitos on February 11, 2022, Pinnacle West has guaranteed the full amount of the equity bridge loan under the credit facility. See Note 3 for additional details.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income:
Interest income	$1,691	$1,687	$3,333	$3,635
Debt return on Four Corners SCR deferrals (Note 4)	—	4,089	—	8,175
Debt return on Ocotillo modernization project (Note 4)	—	6,391	—	12,783
Miscellaneous	(9)	40	53	43
Total other income	$1,682	$12,207	$3,386	$24,636
Other expense:
Non-operating costs	(3,701)	(4,102)	(6,154)	(6,039)
Investment losses — net	(575)	(431)	(1,256)	(774)
Miscellaneous	(308)	(651)	(596)	(2,224)
Total other expense	$(4,584)	$(5,184)	$(8,006)	$(9,037)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income:
Interest income	$1,396	$1,047	$2,495	$2,528
Debt return on Four Corners SCR deferrals (Note 4)	—	4,089	—	8,175
Debt return on Ocotillo modernization project (Note 4)	—	6,391	—	12,783
Miscellaneous	—	36	53	37
Total other income	$1,396	$11,563	$2,548	$23,523
Other expense:
Non-operating costs	(2,477)	(3,615)	(4,038)	(5,392)
Miscellaneous	(309)	(646)	(596)	(2,219)
Total other expense	$(2,786)	$(4,261)	$(4,634)	$(7,611)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$164,312	$215,697	$181,268	$251,338
Weighted average common shares outstanding — basic	113,172	112,882	113,137	112,855
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	197	341	195	303
Weighted average common shares outstanding — diluted	113,369	113,223	113,332	113,158
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.45	$1.91	$1.60	$2.23
Net income attributable to common shareholders — diluted	$1.45	$1.91	$1.60	$2.22

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at June 30, 2022, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$281,107	$8,505	$(40,737)	(a)	$248,875
Nuclear decommissioning trust:
Equity securities	12,773	—	—	1,401	(b)	14,174
U.S. commingled equity funds	—	—	—	460,619	(c)	460,619
U.S. Treasury debt	211,284	—	—	—		211,284
Corporate debt	—	177,297	—	—		177,297
Mortgage-backed securities	—	135,858	—	—		135,858
Municipal bonds	—	67,943	—	—		67,943
Other fixed income	—	8,913	—	—		8,913
Subtotal nuclear decommissioning trust	224,057	390,011	—	462,020		1,076,088

Other special use funds:
Equity securities	29,093	—	—	938	(b)	30,031
U.S. Treasury debt	310,667	—	—	—		310,667
Municipal bonds	—	5,708	—	—		5,708
Subtotal other special use funds	339,760	5,708	—	938		346,406

Total assets	$563,817	$676,826	$8,505	$422,221		$1,671,369
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(94)	$(3,959)	$(1,543)	(a)	$(5,596)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$473,392	$29,093	$502,485		$327,032	$(183)
Available for sale-fixed income securities	601,295	316,375	917,670	(a)	2,997	(56,826)
Other	1,401	938	2,339	(b)	—	—
Total	$1,076,088	$346,406	$1,422,494		$330,029	$(57,009)

(a)As of June 30, 2022, the amortized cost basis of these available-for-sale investments is $971 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$640,312	$47,570	$687,882		$451,387	$—
Available for sale-fixed income securities	682,227	309,904	992,131	(a)	24,283	(4,063)
Other	(27,782)	936	(26,846)	(b)	—	—
Total	$1,294,757	$358,410	$1,653,167		$475,670	$(4,063)

(a)As of December 31, 2021, the amortized cost basis of these available-for-sale investments is $972 million.
(b)Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$6,282	$—	$6,282
Realized losses	(12,439)	—	(12,439)
Proceeds from the sale of securities (a)	309,966	20,466	330,432
2021
Realized gains	$1,406	$—	$1,406
Realized losses	(1,146)	—	(1,146)
Proceeds from the sale of securities (a)	190,340	17,524	207,864

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$7,305	$—	$7,305
Realized losses	(19,674)	—	(19,674)
Proceeds from the sale of securities (a)	629,659	62,011	691,670
2021
Realized gains	$4,374	$—	$4,374
Realized losses	(5,294)	—	(5,294)
Proceeds from the sale of securities (a)	425,068	162,774	587,842

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at June 30, 2022, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$13,114	$47,528	$40,224	$100,866
1 year – 5 years	192,566	31,422	150,008	373,996
5 years – 10 years	127,287	—	43,023	170,310
Greater than 10 years	268,328	4,170	—	272,498
Total	$601,295	$83,120	$233,255	$917,670

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended June 30
Balance March 31, 2022	$(52,984)		$(724)	$(53,708)
OCI before reclassifications	(3,213)		1,007	(2,206)
Amounts reclassified from accumulated other comprehensive loss	1,100	(a)	—	1,100
Balance June 30, 2022	$(55,097)		$283	$(54,814)

Balance March 31, 2021	$(59,703)		$(1,809)	$(61,512)
OCI before reclassifications	(1,125)		870	(255)
Amounts reclassified from accumulated other comprehensive loss	1,189	(a)	—	1,189
Balance June 30, 2021	$(59,639)		$(939)	$(60,578)

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Six Months Ended June 30
Balance December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	(3,213)		1,259	(1,954)
Amounts reclassified from accumulated other comprehensive loss	2,001	(a)	—	2,001
Balance June 30, 2022	$(55,097)		$283	$(54,814)

Balance December 31, 2020	$(60,725)		$(2,071)	$(62,796)
OCI (loss) before reclassifications	(1,125)		1,132	7
Amounts reclassified from accumulated other comprehensive loss	2,211	(a)	—	2,211
Balance June 30, 2021	$(59,639)		$(939)	$(60,578)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended June 30
Balance March 31, 2022	$(34,060)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	999	(a)
Balance June 30, 2022	$(36,221)

Balance March 31, 2021	$(39,991)
OCI (loss) before reclassifications	(914)
Amounts reclassified from accumulated other comprehensive loss	1,073	(a)
Balance June 30, 2021	$(39,832)

	Pension and Other Postretirement Benefits
Six Months Ended June 30
Balance December 31, 2021	$(34,880)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	1,819	(a)
Balance June 30, 2022	$(36,221)

Balance December 31, 2020	$(40,918)
OCI (loss) before reclassifications	(914)
Amounts reclassified from accumulated other comprehensive loss	2,000	(a)
Balance June 30, 2021	$(39,832)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2021 Form 10-K, Part II, Item 1A of our 2022 1st Quarter 10-Q, and Part II, Item 1A of this report.

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of about $23 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

COVID-19 Pandemic

Essential planned work and capital investments have continued during the COVID-19 pandemic with priority given to support fire mitigation and summer storm efforts, as well as heat related outages. Raw material shortages, rising inflation, COVID-19 related work force disruptions and natural disasters are putting increased pressure on the global supply chain. APS is experiencing some delays in finished materials and tight labor markets. To date, APS has not experienced labor or material supply chain shortages that have significantly impacted its ability to serve its customers’ needs. However, shortages are causing some delays and shifting of work projects based on material availability. If APS continues to experience delays in materials, it could experience an increase in purchased power costs for summer generation needs. Such increased purchased power costs would be expected to be recoverable through the PSA. See Note 4 for additional information on the PSA. APS has measures in place to continually monitor and evaluate resource needs and supply chain adequacy but cannot predict whether there will be material supply chain shortages in the future.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix which includes all carbon-free resources like nuclear and demand-

side management, and “renewable” is expressed as a percent of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

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

Consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $500,000 to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i)$500,000 to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners beginning in fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. As of the end of July 2022, APS anticipates that it will elect not to begin seasonal operation in November 2023, unless market conditions change.

Renewables. APS’s IRP (see Note 4 for additional information) establishes the path to meeting our clean energy commitment and maintaining reliable electric service for our customers. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Our IRP rapidly adds clean energy and storage resources while maintaining reliable and affordable service. Its near-

term actions are focused on clean energy and positive customer outcomes and includes: (a) competitive solicitations to procure clean energy resources such as solar, wind, energy storage, and DSM resources, all of which lead to a cleaner grid; and (b) strategic, short-term wholesale market purchases from a combination of existing merchant natural gas units, neighboring utility systems and wholesale market participants that ensure operational reliability.

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

In September 2019, APS issued an RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW PPA for a wind resource that went into service in January 2022. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an all-source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS (collectively, the “December 2020 RFPs”). As a result of the all-source RFP, APS executed two solar plus storage PPAs totaling 275 combined MWs, a PPA for a 238 MW wind resource, two energy storage PPAs for a combined 300 MWs; extended an existing natural gas tolling agreement; and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in early 2023. APS continues to negotiate contracts for additional resources to be in service in late 2024 in connection with the December 2020 all-source RFP.

In May 2022, APS issued an all-source RFP to address resource needs for 2025 and beyond (“2022 all-source RFP”). The 2022 all-source RFP solicits competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The RFP stopped accepting bids on July 15, 2022, and APS is currently in the process of reviewing those bids.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of June 30, 2022. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	250	150
Purchased Power Agreements Renewables:
Solar	310	435
Wind	399	238
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	736	673
Total Distributed Energy: Solar (a)	1,325	105	(b)
Total Renewable Portfolio	2,311	928

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

In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are expected to be in service by the end of 2022. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract, with a 2023 in-service date, will complete the addition of storage on current APS-owned utility-scale solar facilities.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under the agreements is contracted to begin in 2022 with respect to 100 MW and in 2023 with respect to 50 MW. These agreements are facing delays and APS is currently working with the developers to determine revised in-service dates.

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

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of June 30, 2022. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201
Purchase Power Agreements - Energy Storage	—	725
Residential Energy Storage	15(a)	4
Total Energy Storage Portfolio	15	930

(a)    This includes 14.5 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.

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

Affordable

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches through LEAN Sigma procedures to identify and develop internal efficiencies. We continue to drive this initiative by identifying opportunities to streamline our business processes to assist in mitigating cost increases, increasing employee retention, and improving customer satisfaction.

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

Reliable

While our energy mix evolves, the obligation to deliver reliable service to our customers remains. APS is managing through significant growth in the Phoenix metropolitan area while experiencing supply chain issues similar to other industries.

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

As previously disclosed, APS’s JDP residential rankings for overall customer satisfaction rating improved in 2020 and 2021. That improvement trend continued with the latest JDP residential 2022 second-quarter results, which reflect APS’s mid-year progress. Compared to 2021, APS has made quartile gains in every single driver of customer satisfaction and made significant headway that lifted the company above industry benchmarks for overall satisfaction when compared to our large investor-owned peers. APS’s strongest performing drivers in the latest JDP survey were Customer Care (phone and digital), Power Quality and Reliability, and Corporate Citizenship. APS’s improvement also is being recognized by its business customers, as evidenced by JDP’s Business 2022 first wave results. APS was the second most improved utility in the nation, placing APS in the first quartile for business customer satisfaction.

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of June 29, 2022, APS had installed 598 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through the remainder of 2022. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has begun construction of DC fast charging (“DCFC”) stations that will be owned and operated by APS at five locations in Arizona, with the first location opened for public use in March 2022 in Show Low, Arizona. The other four projects’ locations are expected to be completed during 2022, with each location including 2-150 kilowatt and 2-350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal of 450,000 light-duty electric vehicles in its service territory by 2030.

Additionally, as part of APS’s DSM Plan, APS has launched an Electric Vehicle Charging Demand Management Pilot Program to proactively address the growing electric demand from electric vehicle charging as electric vehicles become more widely adopted. This program includes the APS SmartCharge data gathering program, a $250 residential electric vehicle smart charger rebate for qualifying electric vehicle chargers, and a $100 rebate to home builders for new homes to be built EV ready with 240V charging station garage outlets.

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS filed its first TE Annual Progress Report on March 15, 2022, and its 2023 TE Plan and budget on June 1, 2022. APS will file a supplement to the 2023 TE Plan later this year.

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

Based on the experience from Palo Verde’s utility partners’ small scale demonstration projects and from the Palo Verde-specific technical and economic assessment performed by INL, in April 2021, PNW Hydrogen LLC (“PNW Hydrogen”), a newly formed subsidiary of Pinnacle West, applied for DOE funding for a larger scale hydrogen production demonstration project using electricity sourced from Palo Verde. On

October 7, 2021, PNW Hydrogen was notified that DOE’s Office of Energy Efficiency & Renewable Energy and Office of Nuclear Energy had selected PNW Hydrogen’s application for an award of $20 million in federal funding to support the hydrogen production demonstration project, subject to negotiation and execution of a definitive Cooperative Agreement funding instrument between PNW Hydrogen and DOE. PNW Hydrogen continues to work through negotiations with DOE. If a definitive agreement is not completed within the DOE allotted negotiation period, the DOE will rescind the award and make other use of the funds.

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

The filed ACC Staff and intervenor testimony include additional recommendations, some of which materially differ from APS’s filed application. On November 6, 2020, APS filed its rebuttal testimony and the principal provisions which differ from its initial application include, among other things, (i) a $169 million revenue increase, (ii) average annual customer bill increase of 5.14%, (iii) return on equity of 10%, (iv) return on the increment of fair value rate base of 0.8%, (v) new cost recovery adjustor mechanism, the Advanced Energy Mechanism, to enable more timely recovery of clean investments as APS pursues its clean energy commitment, (vi) recognition that securitization is a potentially useful financing tool to recover the remaining book value of retiring assets and effectuate a transition to a cleaner energy future that APS intends to pursue, provided legislative hurdles are addressed, and (vii) the CCT plan related to the closure or future closure of coal-fired generation facilities of which $25 million would be funds that are not recoverable through rates with a proposal that the remainder be funded by customers over 10 years.

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

Additionally, consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $500,000 to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $500,000 to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

APS expects to file an application with the ACC for its next general retail rate case by the end of October 2022, allowing for a test year ending June 30, 2022.

See Note 4 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance and the appeal is proceeding in the normal course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of June 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. As of June 30, 2022, BCE had total assets of approximately $77 million.

BCE has started construction on a microgrid facility in Los Alamitos, California (“Los Alamitos”) featuring 31 MW of solar, 20 MW of battery storage, and 3 MW of backup generators. Supported by a long-term power purchase agreement with San Diego Gas and Electric Company, Los Alamitos will supply 20 MW of solar and battery storage capacity to the Southern California grid and provide resilient backup power in the event of a grid emergency to the Army and California National Guard at Joint Forces Training Base Los Alamitos. The Los Alamitos project is scheduled to achieve commercial operation in 2023. See Note 3 regarding a credit agreement entered into by BCE to finance capital expenditures and related costs for this microgrid project.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of June 30, 2022, El Dorado has contributed approximately $11 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in invisionAZ Fund, which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of June 30, 2022, El Dorado has contributed approximately $3 million to the invisionAZ Fund.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the six-month period ended June 30, 2022, compared with the prior-year period. For the three years through 2021, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2022, and the average annual growth will be in the range of 1.5% to 2.5% through 2024 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.7% for the six-month period ended June 30, 2022, compared with the prior-year period. While steady customer growth was somewhat offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were residential sales being stronger than anticipated due to continued work-from-home policies, a strong improvement in sales to commercial and industrial customers, and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales remains unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.7% of the assessed value for 2021, 10.8% for 2020 and 10.9% for 2019. We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units and transmission and distribution facilities, though these increases may be partially offset by the impacts of recent legislative changes reducing both property tax assessment ratios and rates in Arizona.

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

Operating Results — Three-month period ended June 30, 2022, compared with three-month period ended June 30, 2021.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2022, was $164 million, compared with consolidated net income attributable to common shareholders of $216 million for the prior-year period.  The results reflect a decrease of approximately $51 million for the regulated electricity segment, which include higher depreciation and amortization expense primarily due to the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date (see Note 4), increased plant assets and updated depreciation rates. In addition, the results reflect lower revenue driven by the Lost Fixed Cost Recovery (“LFCR”) alternative revenue treatment and higher operations and maintenance expense. These negative factors were partially offset by lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2022	2021	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$708	$726	$(18)
Operations and maintenance	(244)	(228)	(16)
Depreciation and amortization	(186)	(158)	(28)
Taxes other than income taxes	(54)	(60)	6
Pension and other postretirement non-service credits - net	25	28	(3)
All other income and expenses, net	10	18	(8)
Interest charges, net of allowance for borrowed funds used during construction	(62)	(58)	(4)
Income taxes	(27)	(47)	20
Less income related to noncontrolling interests (Note 6)	(4)	(4)	—
Regulated electricity segment income	166	217	(51)
All other	(2)	(1)	(1)
Net Income Attributable to Common Shareholders	$164	$216	$(52)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $18 million lower for the three months ended June 30, 2022, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new retail base rates from 2019 ACC general rate case effective December 1, 2021	$(37)	$—	$(37)
LFCR alternative revenue treatment (Note 4)	(16)	—	(16)
Lower transmission revenues (Note 4)	(4)	—	(4)
Effects of weather	(5)	(2)	(3)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	72	72	—
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	6	4	2
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	11	7	4
Lower refunds in the current year related to the Tax Act (Note 4)	38	—	38
Miscellaneous items, net	(1)	1	(2)
Total	$64	$82	$(18)

Operations and maintenance. Operations and maintenance expenses increased $16 million for the three months ended June 30, 2022, compared with the prior-year period primarily because of:

•An increase of $12 million primarily related to a decreased recovery from contributions of administrative and general costs from Palo Verde owners;

•An increase of $6 million related to transmission, distribution and customer service;

•An increase of $4 million primarily related to strategic planning consulting costs;

•An increase of $2 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•A decrease of $8 million related to employee benefits;

•A decrease of $4 million in non-nuclear generation costs primarily due to lower planned outages; and

•An increase of $4 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $28 million higher for the three months ended June 30, 2022, compared to the prior-year period primarily due to $15 million for the

Ocotillo modernization project and the Four Corners SCR project regulatory deferrals recorded in the prior year period that ended upon the 2019 Rate Case effective date and the related 2022 regulatory deferral amortization, and $13 million related to increased plant in service and updated depreciation rates.

Taxes other than income taxes.  Taxes other than income taxes were $6 million lower for the three months ended June 30, 2022, compared with the prior-year period primarily due to the impacts of recent legislative changes reducing both property tax assessment ratios and rates in Arizona and property tax deferrals that ended upon the 2019 Rate Case effective date.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $3 million lower for the three months ended June 30, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $4 million higher for the three months ended June 30, 2022, compared to the prior-year period primarily due to higher debt balances in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $20 million lower for the three months ended June 30, 2022, compared with the prior-year period primarily due to lower pre-tax income.

Operating Results — Six-month period ended June 30, 2022, compared with six-month period ended June 30, 2021.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2022, was $181 million, compared with consolidated net income attributable to common shareholders of $251 million for the prior-year period.  The results reflect a decrease of approximately $69 million for the regulated electricity segment, which include higher depreciation and amortization expense primarily due to the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date (see Note 4), increased plant assets and updated depreciation rates. In addition, the results reflect lower revenue driven by the LFCR alternative revenue treatment and higher operations and maintenance expense. These negative factors were partially offset by higher revenue driven by customer usage and growth, increased transmission revenue and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2022	2021	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,225	$1,222	$3
Operations and maintenance	(462)	(458)	(4)
Depreciation and amortization	(373)	(317)	(56)
Taxes other than income taxes	(112)	(118)	6
Pension and other postretirement non-service credits - net	49	56	(7)
All other income and expenses, net	20	33	(13)
Interest charges, net of allowance for borrowed funds used during construction	(123)	(114)	(9)
Income taxes	(31)	(42)	11
Less income related to noncontrolling interests (Note 6)	(9)	(9)	—
Regulated electricity segment income	184	253	(69)
All other	(3)	(2)	(1)
Net Income Attributable to Common Shareholders	$181	$251	$(70)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $3 million higher for the six months ended June 30, 2022, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 4)	$69	$—	$69
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	33	16	17
Higher transmission revenues (Note 4)	7	—	7
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	11	4	7
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	134	132	2
Effects of weather	(7)	(2)	(5)
LFCR alternative revenue treatment (Note 4)	(27)	—	(27)
Impact of new retail base rates from 2019 ACC general rate case effective December 1, 2021	(67)	—	(67)
Miscellaneous items, net	(2)	(2)	—
Total	$151	$148	$3

Operations and maintenance. Operations and maintenance expenses increased $4 million for the six months ended June 30, 2022, compared with the prior-year period primarily because of:

•An increase of $12 million primarily related to a decreased recovery from contributions of administrative and general costs from Palo Verde owners;

•An increase of $7 million for costs related to transmission, distribution and customer service;

•An increase of $7 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $5 million primarily related to strategic planning consulting costs;

•A decrease of $19 million in non-nuclear generation costs primarily due to lower planned outages and lower operating costs;

•A decrease of $14 million related to employee benefits; and

•An increase of $6 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $56 million higher for the six months ended June 30, 2022, compared to the prior-year period primarily due to $31 million for the

Ocotillo modernization project and the Four Corners SCR project regulatory deferrals recorded in the prior year period that ended upon the 2019 Rate Case effective date and the related 2022 regulatory deferral amortization, and $26 million related to increased plant in service and updated depreciation rates.

Taxes other than income taxes.  Taxes other than income taxes were $6 million lower for the six months ended June 30, 2022, compared with the prior-year period primarily due to the impacts of recent legislative changes reducing both property tax assessment ratios and rates in Arizona and property tax deferrals that ended upon the 2019 Rate Case effective date.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $7 million lower for the six months ended June 30, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $9 million higher for the six months ended June 30, 2022, compared to the prior-year period primarily due to higher debt balances in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $11 million lower for the six months ended June 30, 2022, compared with the prior-year period primarily due to lower pre-tax income, partially offset by lower amortization of excess deferred taxes and the net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2022, APS’s common equity ratio, as defined, was 51%.  Its total shareholder equity was approximately $6.8 billion and total capitalization was approximately $13.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.3 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$588	$313	$275
Net cash flow used for investing activities	(794)	(650)	(144)
Net cash flow provided by financing activities	225	291	(66)
Net change in cash and cash equivalents	$19	$(46)	$65

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$600	$315	$285
Net cash flow used for investing activities	(765)	(657)	(108)
Net cash flow provided by financing activities	184	297	(113)
Net change in cash and cash equivalents	$19	$(45)	$64

Operating Cash Flows

Six-month period ended June 30, 2022, compared with six-month period ended June 30, 2021.  Pinnacle West’s consolidated net cash provided by operating activities was $588 million in 2022, compared to $313 million in 2021, an increase of $275 million in net cash provided by operating activities primarily due to $181 million higher cash receipts from electric revenues, $51 million other changes in working capital, $41 million change in cash collateral posted in 2022, $13 million lower payments for operations and maintenance costs, partially offset by $8 million lower interest payments.

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

Investing Cash Flows

Six-month period ended June 30, 2022, compared with six-month period ended June 30, 2021.  Pinnacle West’s consolidated net cash used for investing activities was $794 million in 2022, compared to $650 million in 2021, an increase of $144 million primarily related to increased capital expenditures and BCE investment activity.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2022, compared with six-month period ended June 30, 2021.  Pinnacle West’s consolidated net cash provided by financing activities was $225 million in 2022, compared to $291 million in 2021, a decrease of $66 million in net cash provided by financing activities primarily due to higher long-term debt repayments of $150 million and a net decrease in short-term borrowing of $87 million, partially offset by $176 million in higher issuances of long-term debt.

APS’s consolidated net cash provided by financing activities was $184 million in 2022, compared to $297 million in 2021, a decrease of $113 million in net cash provided by financing activities primarily due to a net decrease in short-term borrowing of $259 million, partially offset by an equity infusion of $150 million in 2022.

Significant Financing Activities.  On June 22, 2022, the Pinnacle West Board of Directors declared a dividend of $0.85 per share of common stock, payable on September 1, 2022, to shareholders of record on August 1, 2022.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2022, the ratio was approximately 57% for Pinnacle West and 50% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion (subject to appropriate regulatory treatment of PPA lease agreements) and to continue its authorization of short-term debt granted in the 2020 financing order. This application is pending the ACC’s review. APS cannot predict the outcome of this matter. See Note 3 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 27, 2022, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at June 30, 2022. See Note 3.

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

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trusts, other special use funds (see Notes 11 and 12), and benefit plan assets.  The nuclear decommissioning trusts, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of APS’s derivative positions (dollars in millions):

	Six Months Ended June 30,
	2022	2021
Mark-to-market of net positions at beginning of period	$107	$(13)
Increase in regulatory liability	179	122
Mark-to-market of net positions at end of period	$286	$109

APS had no activities or amounts recognized in OCI during the six months ended June 30, 2022 and 2021.

The table below shows the fair value of maturities of APS’s derivative contracts (dollars in millions) at June 30, 2022, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2021 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2022	2023	2024	2025	2026	Total Fair Value
Observable prices provided by other external sources	$128	$108	$45	$—	$—	$281
Prices based on unobservable inputs	(1)	3	3	—	—	5
Total by maturity	$127	$111	$48	$—	$—	$286

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2022		December 31, 2021
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$7	$(7)	$—	$—
Natural gas	60	(60)	50	(50)
Total	$67	$(67)	$50	$(50)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2022.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2022.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2021 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters, Superfund-related matters and other disputes.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2021 Form 10-K and Part II, Item 1A — Risk Factors in the 2022 1st Quarter 10-Q, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS. The risks described in the 2021 Form 10-K and 2022 1st Quarter 10-Q are not the only risks facing Pinnacle West and APS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.    OTHER INFORMATION

None.

Item 6.         EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 3, 2022	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 3, 2022	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)
/