Form 10-Q
period 2022-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2022-11-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 28, 2022:	113,140,203
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 28, 2022:	71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OPERATING REVENUES (Note 2)	$1,469,871	$1,308,254	$3,315,071	$3,004,978

OPERATING EXPENSES
Fuel and purchased power	556,571	427,452	1,174,027	895,514
Operations and maintenance	251,663	232,386	715,392	692,131
Depreciation and amortization	190,389	163,523	563,491	480,093
Taxes other than income taxes	53,475	57,608	165,591	176,586
Other expenses - net	200	(2,088)	1,410	5,361
Total	1,052,298	878,881	2,619,911	2,249,685
OPERATING INCOME	417,573	429,373	695,160	755,293
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,133	11,352	30,966	30,549
Pension and other postretirement non-service credits - net (Note 5)	24,673	28,135	73,739	84,101
Other income (Note 9)	2,219	12,083	5,605	36,719
Other expense (Note 9)	(6,745)	(6,182)	(14,751)	(15,219)
Total	29,280	45,388	95,559	136,150
INTEREST EXPENSE
Interest charges	72,185	64,067	205,677	188,782
Allowance for borrowed funds used during construction	(8,692)	(5,273)	(19,047)	(15,466)
Total	63,493	58,794	186,630	173,316
INCOME BEFORE INCOME TAXES	383,360	415,967	604,089	718,127
INCOME TAXES	52,728	71,863	83,577	114,073
NET INCOME	330,632	344,104	520,512	604,054
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$326,326	$339,798	$507,594	$591,136

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,211	112,923	113,162	112,878
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -DILUTED	113,463	113,217	113,376	113,178

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$2.88	$3.01	$4.49	$5.24
Net income attributable to common shareholders - diluted	$2.88	$3.00	$4.48	$5.22
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

NET INCOME	$330,632	$344,104	$520,512	$604,054

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $(169), $64, $(582), and $(308)	513	(194)	1,772	938
Pension and other postretirement benefit activity, net of tax benefit (expense) of $(329), $(363), $69 and $(720)	1,001	1,106	(211)	2,192
Total other comprehensive income	1,514	912	1,561	3,130

COMPREHENSIVE INCOME	332,146	345,016	522,073	607,184
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$327,840	$340,710	$509,155	$594,266
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,032	$9,969
Customer and other receivables	603,197	391,923
Accrued unbilled revenues	221,023	133,980
Allowance for doubtful accounts (Note 2)	(23,999)	(25,354)
Materials and supplies (at average cost)	386,703	349,135
Income tax receivable	—	7,514
Fossil fuel (at average cost)	53,087	18,032
Assets from risk management activities (Note 7)	164,794	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	445,025	388,148
Other regulatory assets (Note 4)	94,676	130,376
Other current assets	65,019	83,896
Total current assets	2,016,557	1,551,100
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,025,913	1,294,757
Other special use funds (Notes 11 and 12)	359,394	358,410
Assets from risk management activities (Note 7)	86,864	46,908
Other assets	121,346	97,884
Total investments and other assets	1,593,517	1,797,959
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	22,275,468	21,688,661
Accumulated depreciation and amortization	(7,798,591)	(7,504,603)
Net	14,476,877	14,184,058
Construction work in progress	1,684,481	1,329,478
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	91,264	94,166
Intangible assets, net of accumulated amortization	246,690	273,693
Nuclear fuel, net of accumulated amortization	115,227	106,039
Total property, plant and equipment	16,614,539	15,987,434
DEFERRED DEBITS
Regulatory assets (Note 4)	1,173,415	1,192,987
Operating lease right-of-use assets	806,509	890,057
Assets for pension and other postretirement benefits (Note 5)	595,511	545,723
Other	44,550	37,962
Total deferred debits	2,619,985	2,666,729

TOTAL ASSETS	$22,844,598	$22,003,222
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$475,362	$393,083
Accrued taxes	285,689	168,645
Accrued interest	61,892	57,332
Common dividends payable	—	95,988
Short-term borrowings (Note 3)	466,820	292,000
Current maturities of long-term debt (Note 3)	27,628	150,000
Customer deposits	41,731	42,293
Liabilities from risk management activities (Note 7)	7,240	4,373
Liabilities for asset retirements	6,307	4,473
Operating lease liabilities	128,618	100,443
Regulatory liabilities (Note 4)	420,357	296,271
Other current liabilities	139,260	151,968
Total current liabilities	2,060,904	1,756,869
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	7,344,205	6,913,735
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,418,914	2,311,862
Regulatory liabilities (Note 4)	2,108,289	2,499,213
Liabilities for asset retirements	785,540	762,909
Liabilities for pension benefits (Note 5)	148,403	152,865
Customer advances	362,140	257,151
Coal mine reclamation	178,095	174,616
Deferred investment tax credit	179,418	186,570
Unrecognized tax benefits	4,717	4,657
Operating lease liabilities	642,573	728,401
Other	249,287	232,914
Total deferred credits and other	7,077,376	7,311,158
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,108,728 and 113,014,528 issued at respective dates	2,720,364	2,702,743
Treasury stock at cost; 36,204 and 87,608 shares at respective dates	(2,603)	(6,401)
Total common stock	2,717,761	2,696,342
Retained earnings	3,580,102	3,264,719
Accumulated other comprehensive loss (Note 13)	(53,300)	(54,861)
Total shareholders’ equity	6,244,563	5,906,200
Noncontrolling interests (Note 6)	117,550	115,260
Total equity	6,362,113	6,021,460

TOTAL LIABILITIES AND EQUITY	$22,844,598	$22,003,222
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$520,512	$604,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	612,958	532,341
Deferred fuel and purchased power	(228,483)	(224,541)
Deferred fuel and purchased power amortization	171,607	25,195
Allowance for equity funds used during construction	(30,966)	(30,549)
Deferred income taxes	43,440	104,128
Deferred investment tax credit	(7,152)	(8,333)
Stock compensation	12,824	16,708
Changes in current assets and liabilities:
Customer and other receivables	(213,181)	(110,584)
Accrued unbilled revenues	(87,043)	(58,334)
Materials, supplies and fossil fuel	(72,623)	(46,744)
Income tax receivable	7,514	6,792
Other current assets	54,272	(19,129)
Accounts payable	137,433	19,005
Accrued taxes	117,044	93,953
Other current liabilities	12,575	(26,491)
Change in margin and collateral accounts - assets	8,832	(77)
Change in other long-term assets	208,599	(284,291)
Change in operating lease assets	98,081	106,802
Change in other long-term liabilities	(235,986)	62,012
Change in operating lease liabilities	(98,343)	(101,404)
Net cash provided by operating activities	1,031,914	660,513
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,276,861)	(1,006,431)
Contributions in aid of construction	103,366	67,278
Allowance for borrowed funds used during construction	(18,381)	(15,466)
Proceeds from nuclear decommissioning trusts sales and other special use funds	911,003	797,179
Investment in nuclear decommissioning trusts and other special use funds	(929,965)	(815,193)
Other	(11,057)	10,321
Net cash used for investing activities	(1,221,895)	(962,312)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	455,628	596,999
Short-term borrowing and (repayments) - net	174,820	(25,000)
Short-term debt repayments under revolving credit facility	—	(19,000)
Dividends paid on common stock	(282,838)	(275,329)
Repayment of long-term debt	(150,000)	—
Common stock equity issuances and (purchases) -net	62	477
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	187,044	267,519
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,937)	(34,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,969	59,968
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,032	$25,688
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523
Net income		—		—	326,326		4,306	330,632
Other comprehensive income		—		—	—	1,514	—	1,514
Issuance of common stock	30,679	8,067		—	—	—	—	8,067
Purchase of treasury stock (a)		—	(3,735)	(279)	—	—	—	(279)
Reissuance of treasury stock for stock-based compensation and other		—	9,062	652	—	—	—	652
Other		—		—	4	—	—	4
Balance, September 30, 2022	113,108,728	$2,720,364	(36,204)	$(2,603)	$3,580,102	$(53,300)	$117,550	$6,362,113

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2021	112,819,703	$2,692,015	(36,153)	$(3,079)	$3,089,266	$(60,578)	$117,275	$5,834,899
Net income		—		—	339,798	—	4,306	344,104
Other comprehensive income		—		—	—	912	—	912
Dividends on common stock		—		—	11	—	—	11
Issuance of common stock	32,418	6,537		—	—	—	—	6,537
Other		—		—	1	—	—	1
Balance, September 30, 2021	112,852,121	$2,698,552	(36,153)	$(3,079)	$3,429,076	$(59,666)	$121,581	$6,186,464
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	507,594	—	12,918	520,512
Other comprehensive income		—		—	—	1,561	—	1,561
Dividends on common stock ($1.70 per share)		—		—	(192,213)	—	—	(192,213)
Issuance of common stock	94,200	17,621		—	—	—	—	17,621
Purchase of treasury stock (a)		—	(28,620)	(1,994)	—	—	—	(1,994)
Reissuance of treasury stock for stock-based compensation and other		—	80,024	5,792	—	—	—	5,792
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	2	—	—	2
Balance, September 30, 2022	113,108,728	$2,720,364	(36,204)	$(2,603)	$3,580,102	$(53,300)	$117,550	$6,362,113

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793
Net income		—		—	591,136	—	12,918	604,054
Other comprehensive income		—		—	—	3,130	—	3,130
Dividends on common stock ($1.66 per share)		—		—	(187,165)	—	—	(187,165)
Issuance of common stock	92,070	21,070		—	—	—	—	21,070
Purchase of treasury stock (a)		—	(17,437)	(1,333)	—	—	—	(1,333)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(1)	—	1	—
Balance, September 30, 2021	112,852,121	$2,698,552	(36,153)	$(3,079)	$3,429,076	$(59,666)	$121,581	$6,186,464
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OPERATING REVENUES (Note 2)	$1,469,871	$1,308,254	$3,315,071	$3,004,978

OPERATING EXPENSES
Fuel and purchased power	556,571	427,452	1,174,027	895,514
Operations and maintenance	248,808	229,432	705,683	682,531
Depreciation and amortization	190,368	163,484	563,427	480,012
Taxes other than income taxes	53,456	57,591	165,509	176,541
Other expenses - net	200	(2,088)	1,410	5,361
Total	1,049,403	875,871	2,610,056	2,239,959
OPERATING INCOME	420,468	432,383	705,015	765,019
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,133	11,352	30,966	30,549
Pension and other postretirement non-service credits - net (Note 5)	24,791	28,191	74,080	84,262
Other income (Note 9)	1,661	11,597	4,209	35,120
Other expense (Note 9)	(3,023)	(2,196)	(7,657)	(9,807)
Total	32,562	48,944	101,598	140,124
INTEREST EXPENSE
Interest charges	66,296	61,362	192,828	180,680
Allowance for borrowed funds used during construction	(8,269)	(5,273)	(18,381)	(15,466)
Total	58,027	56,089	174,447	165,214
INCOME BEFORE INCOME TAXES	395,003	425,238	632,166	739,929
INCOME TAXES	59,004	77,269	93,385	128,313
NET INCOME	335,999	347,969	538,781	611,616
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$331,693	$343,663	$525,863	$598,698
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

NET INCOME	$335,999	$347,969	$538,781	$611,616

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(300), $(330), $142, and $(685)	909	1,000	(432)	2,086
Total other comprehensive income (loss)	909	1,000	(432)	2,086

COMPREHENSIVE INCOME	336,908	348,969	538,349	613,702
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$332,602	$344,663	$525,431	$600,784
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$22,272,007	$21,685,200
Accumulated depreciation and amortization	(7,795,293)	(7,501,317)
Net	14,476,714	14,183,883
Construction work in progress	1,660,618	1,327,721
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	91,264	94,166
Intangible assets, net of accumulated amortization	246,535	273,537
Nuclear fuel, net of accumulated amortization	115,227	106,039
Total property, plant and equipment	16,590,358	15,985,346

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,025,913	1,294,757
Other special use funds (Notes 11 and 12)	359,394	358,410
Assets from risk management activities (Note 7)	86,864	46,908
Other assets	42,742	42,440
Total investments and other assets	1,514,913	1,742,515

CURRENT ASSETS
Cash and cash equivalents	5,302	9,374
Customer and other receivables	602,084	390,533
Accrued unbilled revenues	221,023	133,980
Allowance for doubtful accounts (Note 2)	(23,999)	(25,354)
Materials and supplies (at average cost)	386,703	349,135
Fossil fuel (at average cost)	53,087	18,032
Income tax receivable	—	10,756
Assets from risk management activities (Note 7)	164,794	63,481
Deferred fuel and purchased power regulatory asset (Note 4)	445,025	388,148
Other regulatory assets (Note 4)	94,676	130,376
Other current assets	53,645	57,729
Total current assets	2,002,340	1,526,190

DEFERRED DEBITS
Regulatory assets (Note 4)	1,173,415	1,192,987
Operating lease right-of-use assets	801,288	888,207
Assets for pension and other postretirement benefits (Note 5)	586,482	537,092
Other	42,708	37,319
Total deferred debits	2,603,893	2,655,605

TOTAL ASSETS	$22,711,504	$21,909,656
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,171,696	3,021,696
Retained earnings	3,804,098	3,470,235
Accumulated other comprehensive loss (Note 13)	(35,312)	(34,880)
Total shareholder equity	7,118,644	6,635,213
Noncontrolling interests (Note 6)	117,550	115,260
Total equity	7,236,194	6,750,473
Long-term debt less current maturities (Note 3)	6,396,740	6,266,693
Total capitalization	13,632,934	13,017,166
CURRENT LIABILITIES
Short-term borrowings (Note 3)	443,000	278,700
Accounts payable	467,638	389,365
Accrued taxes	322,779	152,012
Accrued interest	59,531	56,622
Common dividends payable	—	96,000
Customer deposits	41,731	42,293
Liabilities from risk management activities (Note 7)	7,240	4,373
Liabilities for asset retirements	6,307	4,473
Operating lease liabilities	128,191	100,199
Regulatory liabilities (Note 4)	420,357	296,271
Other current liabilities	142,905	145,286
Total current liabilities	2,039,679	1,565,594
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,385,751	2,331,701
Regulatory liabilities (Note 4)	2,108,289	2,499,213
Liabilities for asset retirements	785,540	762,909
Liabilities for pension benefits (Note 5)	135,466	138,328
Customer advances	362,140	257,151
Coal mine reclamation	178,095	174,616
Deferred investment tax credit	179,418	186,570
Unrecognized tax benefits	37,134	37,423
Operating lease liabilities	637,446	726,572
Other	229,612	212,413
Total deferred credits and other	7,038,891	7,326,896
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$22,711,504	$21,909,656
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$538,781	$611,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	612,894	532,260
Deferred fuel and purchased power	(228,483)	(224,541)
Deferred fuel and purchased power amortization	171,607	25,195
Allowance for equity funds used during construction	(30,966)	(30,549)
Deferred income taxes	(9,257)	81,255
Deferred investment tax credit	(7,152)	(8,333)
Changes in current assets and liabilities:
Customer and other receivables	(213,458)	(111,220)
Accrued unbilled revenues	(87,043)	(58,334)
Materials, supplies and fossil fuel	(72,623)	(46,744)
Income tax receivable	10,756	—
Other current assets	39,479	(20,678)
Accounts payable	133,357	19,776
Accrued taxes	170,767	121,917
Other current liabilities	21,134	(35,386)
Change in margin and collateral accounts - assets	8,832	(77)
Change in other long-term assets	219,472	(272,832)
Change in operating lease assets	97,858	106,723
Change in other long-term liabilities	(237,486)	61,973
Change in operating lease liabilities	(98,113)	(101,324)
Net cash provided by operating activities	1,040,356	650,697
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,254,693)	(1,006,431)
Contributions in aid of construction	103,366	67,278
Allowance for borrowed funds used during construction	(18,381)	(15,466)
Proceeds from nuclear decommissioning trusts sales and other special use funds	911,003	797,179
Investment in nuclear decommissioning trusts and other special use funds	(929,965)	(815,193)
Other	570	3,053
Net cash used for investing activities	(1,188,100)	(969,580)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	128,000	446,999
Short-term borrowings and (repayments) - net	164,300	125,000
Equity infusion	150,000	—
Dividends paid on common stock	(288,000)	(280,500)
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	143,672	280,871
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,072)	(38,012)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,374	57,310
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,302	$19,298
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284
Net Income		—	—	331,693	—	4,306	335,999
Other comprehensive income		—	—	—	909	—	909
Other		—	—	2	—	—	2
Balance, September 30, 2022	71,264,947	$178,162	$3,171,696	$3,804,098	$(35,312)	$117,550	$7,236,194

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2021	71,264,947	$178,162	$2,871,696	$3,284,989	$(39,832)	$117,275	$6,412,290
Net Income		—	—	343,663	—	4,306	347,969
Other comprehensive income		—	—	—	1,000	—	1,000
Balance, September 30, 2021	71,264,947	$178,162	$2,871,696	$3,628,652	$(38,832)	$121,581	$6,761,259
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2022	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	525,863	—	12,918	538,781
Other comprehensive loss		—	—	—	(432)	—	(432)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Balance, September 30, 2022	71,264,947	$178,162	$3,171,696	$3,804,098	$(35,312)	$117,550	$7,236,194

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2021	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185
Net Income		—	—	598,698	—	12,918	611,616
Other comprehensive income		—	—	—	2,086	—	2,086
Dividends on common stock		—	—	(187,000)	—	—	(187,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(1)	—	1	—
Balance, September 30, 2021	71,264,947	$178,162	$2,871,696	$3,628,652	$(38,832)	$121,581	$6,761,259
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid (received) during the period for:
Income taxes, net of refunds	$4,784	$(763)
Interest, net of amounts capitalized	177,767	166,257
Significant non-cash investing and financing activities:
Accrued capital expenditures	$112,579	$129,503
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	14,533	251,119

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$12,327	$17,612
Interest, net of amounts capitalized	167,854	160,467
Significant non-cash investing and financing activities:
Accrued capital expenditures	$112,574	$129,503
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	10,939	251,119

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail Electric Service
Residential	$743,061	$681,918	$1,647,996	$1,554,473
Non-Residential	547,979	480,671	1,370,164	1,216,449
Wholesale Energy Sales	139,741	108,539	198,546	144,143
Transmission Services for Others	36,321	35,816	91,165	77,388
Other Sources	2,769	1,310	7,200	12,525
Total operating revenues	$1,469,871	$1,308,254	$3,315,071	$3,004,978

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2022 were $1,465 million and $3,299 million, respectively, and for the three and nine months ended September 30, 2021 were $1,304 million and $2,967 million, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2022, our revenues that do not qualify as revenue from contracts with customers were $5 million and $16 million, respectively, and for the three and nine months ended September 30, 2021 were $4 million and $38 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2022, or December 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance includes a write-off component that is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success. We continue to monitor the impacts of our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor, and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	September 30, 2022	December 31, 2021
Allowance for doubtful accounts, balance at beginning of period	$25,354	$19,782
Bad debt expense	13,422	22,251
Actual write-offs	(14,777)	(16,679)
Allowance for doubtful accounts, balance at end of period	$23,999	$25,354

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

At September 30, 2022, Pinnacle West had a $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At September 30, 2022, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $24 million of outstanding commercial paper borrowings.

APS

At September 30, 2022, APS had two $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2022, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $443 million of outstanding commercial paper borrowings.

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $7.5 billion. On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion (subject to appropriate regulatory treatment of PPA lease agreements) and to continue its authorization of short-term debt granted in the 2020 financing order. On October 31, 2022, the Arizona Corporation Commission staff (“ACC Staff”) filed a report agreeing with APS's proposal to exclude financing lease PPAs from the definition of long-term debt and adopting APS’s primary proposal to increase APS’s long-term debt limit to $8 billion. This application is pending review by the ACC’s Hearing Division and a final decision by the full Commission. APS cannot predict the outcome of this matter.

On January 6, 2022, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

On September 15, 2022, APS remarketed $128 million of the Maricopa County, Arizona Pollution Control Corporation Revenue Refunding Bonds, 2009 Series B, C, D and E, due May 1, 2029 (the “Bonds”). The Bonds were originally issued on June 26, 2009, and prior to this remarketing were held as treasury bonds. Each series of the Bonds has a principal amount of $32 million. All series of the Bonds have been remarketed and issued in weekly variable interest rate modes and are classified as long-term debt on our Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 MW solar and battery storage project in Los Alamitos, California (“Los Alamitos”) that is under development by the subsidiary. The credit agreement consists of an approximately $33 million equity bridge loan facility, an approximately $38 million non-recourse construction to term loan facility, and an approximately $5 million letter of credit facility. In connection with the credit agreement, Pinnacle West has issued a guarantee of up to $42 million primarily relating to the equity bridge loan. As of September 30, 2022, $27.6 million has been drawn from the equity bridge loan and there is no outstanding balance for the non-recourse construction to term loan and $2.5 million letters of credit outstanding under the credit facility. On October 19, 2022, BCE executed an interest rate swap to hedge the variable interest rate exposure of this credit facility. See Note 7.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$947,752	$898,160	$797,042	$792,735
APS	6,396,740	5,167,359	6,266,693	6,933,619
BCE	27,341	27,628	—	—
Total	$7,371,833	$6,093,147	$7,063,735	$7,726,354

4.    Regulatory Matters

2022 Retail Rate Case

APS filed an application with the ACC on October 28, 2022 (the “2022 Rate Case”) seeking an increase in annual retail base rates on the date rates become effective (“Day 1”) of a net $460 million. This Day 1 net impact represents a total base revenue deficiency of $772 million offset by proposed adjustor transfers of cost recovery to annual retail rates and adjustor mechanism modifications. The average annual customer bill impact of APS’s request on Day 1 is an increase of 13.6%.
The principal provisions of APS’s application are:

•A test year comprised of twelve months ended June 30, 2022, adjusted as described below;
•An original cost rate base of $10.5 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;
•The following proposed capital structure and costs of capital:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Capital Structure	Cost of Capital
Long-term debt	48.07%	3.85%
Common stock equity	51.93%	10.25%
Weighted-average cost of capital		7.17%

•A 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;
•A rate of $0.038321 per kWh for the portion of APS’s retail base rates attributable to fuel and purchased power costs (“Base Fuel Rate”);
•Modification of its adjustment mechanisms including:
▪eliminate the Environmental Improvement Surcharge and collect costs through base rates,
▪eliminate the Lost Fixed Cost Recovery mechanism and collect costs through base rates and the Demand Side Management Adjustment Charge (“DSMAC”),
▪maintain as inactive the Tax Expense Adjustor Mechanism,
▪maintain the Transmission Cost Adjustment mechanism,
▪modify the performance incentive in the DSMAC, and
▪modify the Renewable Energy Adjustment Charge to include recovery of capital carrying costs of APS owned renewable and storage resources;
•Changes to its limited-income program, including a second tier to provide an additional discount for customers with greater need; and
•Twelve months of post-Test Year plant investments to reflect used and useful projects that will be placed into service prior to July 1, 2023.

APS requested that the increase become effective December 1, 2023. APS cannot predict the outcome of its request.

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
•a rate of $0.030168 per kWh for the Base Fuel Rate;
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed an application for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The appeal at the Arizona Court of Appeals is proceeding in the normal course, and oral arguments have been set for November 30, 2022. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. On December 3, 2021, ACC Staff notified the ACC of a discrepancy between the written decision, which approved the change in time-of-use on-peak hours to 4 p.m. to 7 p.m. but did not explicitly approve the 10 months contemplated in APS’s verbal testimony to implement the new time-of-use hours. On December 16, 2021, the ACC ordered APS to complete the implementation of the time-of-use peak period by April 1, 2022. On January 12, 2022, the ACC voted to extend the deadline until September 1, 2022, to complete the implementation of the new on-peak hours for residential customers. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict the outcome of this matter.

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

Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommend that funds for CCT shall not be collected from rate payers. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Retail Rate Case” above for proposed modifications of adjustment mechanisms in the 2022 rate case.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget includes funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS is proposing a small, pilot-scale program size of up to 140MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal.

On July 1, 2022, APS filed its 2023 RES Implementation Plan and proposed a budget of approximately $86.2 million, excluding any funding offsets. This budget contains funding for programs to comply with Commission-approved initiatives, including the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. The ACC has not yet ruled on the 2023 RES Implementation Plan.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 17, 2021, APS filed its 2022 DSM Implementation Plan in accordance with an extension granted in 2021. The 2022 DSM requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. In March 2022, APS indicated that it intends to file its 2023 DSM Plan within 120 days after the ACC has taken action on APS’s 2022 DSM Plan. The ACC has not yet ruled on the 2022 DSM Plan.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$388,148	$175,835
Deferred fuel and purchased power costs — current period	228,483	224,541
Amounts charged to customers	(171,606)	(25,195)
Ending balance	$445,025	$375,181

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the 2019 Rate Case decision, the TEAM rates were reset to zero beginning December 31, 2021, and all impacts of the Tax Act were removed from the TEAM and incorporated into APS’s base rates. The TEAM was retained to address potential changes in tax law that may be enacted prior to a decision in a subsequent APS rate case.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In its March 4, 2021, opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC’s 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021, requesting that the petition be denied. The Arizona Supreme Court granted Burns’ petition and heard oral argument on March 8, 2022. On September 27, 2022, the Arizona Supreme Court issued a decision in favor of Burns reversing the Court of Appeals’ decision. The Court held that the ACC acting by a majority of its commissioners may not prevent an individual commissioner from exercising investigatory powers pursuant to certain provisions of the Arizona Constitution and that a commissioner aggrieved by such action may seek judicial recourse by way of declaratory judgment. Pinnacle West and APS do not believe there will be any immediate implications given the underlying issues at hand are moot, but we cannot predict if or how this authority may be used by commissioners in the future.

Energy Modernization Plan

On January 30, 2018, the initial Energy Modernization Plan was proposed, which consisted of a series of energy policies tied to clean energy sources. Draft energy rules were subsequently issued and a series of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revisions were made to the draft rules in 2019 and 2020. On July 30, 2020, the ACC Staff issued final draft energy rules which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear power was defined as a clean energy resource. The proposed rules also required 50% of retail energy served be renewable by the end of 2035. A new Energy Efficiency Standard (“EES”) was not included in the proposed rules.

The ACC discussed the final draft energy rules at several different meetings in 2020 and 2021. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In June 2021, the ACC adopted revised clean energy rules based on a series of ACC amendments. The adopted rules included a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider all-source RFP requirements and the IRP process. During the August 2022 Open Meeting, Commissioners voted to postpone a decision on the All-Source RFP and IRP rulemaking package until next year. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the ACC service disconnection rules, APS now uses the calendar based method to suspend the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Customers with past due balances of $75 or greater as of the beginning of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. APS is continuing to apply Late Fee Waivers for residential customers; however, effective May 1, 2022, late payment fees for commercial and industrial customers were reinstated. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed a bill that would nullify a 24-year-old electric deregulation law that has been in place since 1998. The bill was signed by the Arizona Governor and took effect September 23, 2022. APS cannot predict what impact, if any, this change will have on APS.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The appeal is proceeding in the normal course, and oral arguments are scheduled for November 30, 2022. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of September 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See above for further discussion on the 2019 Rate Case decision.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $38.4 million as of September 30, 2022, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $55.0 million as of September 30, 2022, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $14.6 million as of September 30, 2022. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$511,382	$—	$509,751
Deferred fuel and purchased power (b) (c)	2023	445,025	—	388,148	—
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2052	7,625	173,136	7,625	164,768
Ocotillo deferral (e)	2031	9,507	131,013	9,507	138,143
Retired power plant costs	2033	15,157	87,324	15,160	99,681
SCR deferral (e)(f)	2031	8,147	91,514	8,147	97,624
Deferred property taxes	2027	8,569	34,630	8,569	41,057
Deferred compensation	2036	—	34,251	—	33,997
Income taxes — investment tax credit basis adjustment	2056	826	22,996	1,129	23,639
Lost fixed cost recovery (b)	2023	23,275	—	63,889	—
Palo Verde VIEs (Note 6)	2046	—	20,973	—	21,094
Active Union Medical Trust	(g)	—	19,086	—	1,175
Four Corners cost deferral	2024	8,077	9,941	8,077	15,998
Coal reclamation	2026	2,978	11,628	2,978	13,862
Loss on reacquired debt	2038	1,648	8,183	1,648	9,372
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	332	8,799	332	9,048
Tax expense adjustor mechanism (b)	2031	656	5,354	656	5,845
TCA balancing account (b)	2023	5,413	—	170	3,663
Tax expense of Medicare subsidy	2024	1,235	1,111	1,235	2,469
Other	Various	1,231	2,094	1,254	1,801
Total regulatory assets (d)		$539,701	$1,173,415	$518,524	$1,192,987

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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2022		December 31, 2021
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes — ACC - Tax Act (a)	2046	$40,903	$926,539	$40,903	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	7,239	213,913	7,239	221,877
Other postretirement benefits	(d)	50,624	292,490	37,789	337,027
Asset retirement obligations	2057	—	316,513	—	614,683
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	172,946	86,243	60,693	46,908
Removal costs	(c)	72,955	35,619	69,476	50,104
Income taxes — change in rates	2051	2,876	61,642	2,876	64,802
Four Corners coal reclamation	2038	2,316	50,013	2,316	53,076
Income taxes — deferred investment tax credit	2056	2,264	45,436	2,264	47,337
Spent nuclear fuel	2027	7,224	33,377	6,701	38,581
Renewable energy standard (b)	2024	29,626	661	38,453	187
FERC transmission true up (b)	2024	21,354	659	21,379	12,924
Property tax deferral (e)	2024	4,671	12,018	4,671	15,521
Sundance maintenance	2031	—	16,119	—	13,797
Demand side management (b)	2023	4,759	9,214	—	5,417
Tax expense adjustor mechanism (b) (e)	N/A	—	4,835	—	4,835
Other	Various	600	2,998	1,511	592
Total regulatory liabilities		$420,357	$2,108,289	$296,271	$2,499,213

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost — benefits earned during the period	$13,868	$15,309	$41,605	$45,927	$4,117	$4,449	$12,352	$13,347
Non-service costs (credits):
Interest cost on benefit obligation	26,873	24,641	80,619	73,924	4,372	4,128	13,118	12,385
Expected return on plan assets	(46,443)	(50,657)	(139,331)	(151,971)	(11,510)	(10,361)	(34,531)	(31,083)
Amortization of:
Prior service credit	—	—	—	—	(9,447)	(9,425)	(28,341)	(28,279)
Net actuarial loss (gain)	4,379	3,987	13,136	11,961	(3,209)	(2,523)	(9,627)	(7,569)
Net periodic benefit	$(1,323)	$(6,720)	$(3,971)	$(20,159)	$(15,677)	$(13,732)	$(47,029)	$(41,199)
Portion of benefit charged to expense	$(4,246)	$(7,803)	$(12,258)	$(24,428)	$(11,318)	$(9,765)	$(33,736)	$(28,901)

Contributions

We have not made any voluntary contributions to our pension plan year-to-date in 2022. The minimum required contributions for the pension plan are zero and we do not expect to make any contributions in 2022, 2023 or 2024. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2022 and do not expect to make any contributions in 2022, 2023 or 2024. In 2022 and 2021, the Company has been reimbursed $26 million and $24 million, respectively, for prior years retiree medical claims from the other postretirement benefit plan trust assets.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2022, of $4 million and $13 million respectively, and for the three and nine months ended September 30, 2021 of $4 million and $13 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021, include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2022	December 31, 2021
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$91,264	$94,166
Equity — Noncontrolling interests	117,550	115,260

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

The following table shows the outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2022	December 31, 2021
Power	GWh	781	—
Gas	Billion cubic feet	139	155

On October 19, 2022, BCE executed an interest rate swap to hedge the variable interest rate exposure relating to the Los Alamitos credit agreement. See Note 3. We are applying cash flow hedge accounting treatment to these derivative instruments.

Gains and Losses from Derivative Instruments

For the three and nine months ended September 30, 2022 and 2021, APS had no derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2022	2021	2022	2021
Net Gain Recognized in Income	Fuel and purchased power (a)	$138,855	$147,712	$425,122	$269,686

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

As of September 30, 2022: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$175,362	$(10,586)	$164,776	$18	$164,794
Investments and other assets	87,391	(527)	86,864	—	86,864
Total assets	262,753	(11,113)	251,640	18	251,658

Current liabilities	(2,416)	1,786	(630)	(6,610)	(7,240)
Deferred credits and other	(1,148)	527	(621)	—	(621)
Total liabilities	(3,564)	2,313	(1,251)	(6,610)	(7,861)
Total	$259,189	$(8,800)	$250,389	$(6,592)	$243,797

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)Includes cash collateral received from counterparties of $8,800 thousand that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted or received in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $6,610 thousand and cash margin provided to counterparties of $18 thousand.

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
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $1,635 thousand and cash margin provided to counterparties of $50 thousand.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2022, we have one counterparty for which our exposure represents approximately 18% of Pinnacle West’s $252 million of risk management assets. This exposure relates to a master agreement with the counterparty, and the counterparty is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2022
Aggregate fair value of derivative instruments in a net liability position	$3,563
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	545
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could require us to post additional collateral of approximately $76 million if our debt credit ratings were to fall below investment grade.

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

APS has submitted eight claims pursuant to the terms of the August 18, 2014 settlement agreement, for eight separate time periods during July 1, 2011 through June 30, 2021. The DOE has approved and paid $123.9 million for these claims (APS’s share is $36.0 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On October 31, 2022, APS filed its ninth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $14.3 million (APS’s share is $4.2 million).

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

Contractual Obligations

As of September 30, 2022, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2021 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $1.3 billion. The majority of the changes relate to 2024 and thereafter. This amount includes approximately $500 million of commitments relating to a new purchased power lease contract that is included in our non-commenced lease discussion below.

At September 30, 2022, we have various lease arrangements that have been executed but have not yet commenced. These arrangements primarily relate to energy storage assets, with expected lease commencement dates ranging from December 2022 through June 2024, with terms expiring through May 2044. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $1.8 billion over the term of the arrangements. The lease commencement dates for these leased assets have experienced delays. APS continues to work with the lessors to determine the revised commencement dates that will be achieved. For additional information regarding our lease commitments see our 2021 Form 10-K.

Other than the items described above, there have been no material changes, as of September 30, 2022, outside the normal course of business in contractual obligations from the information provided in our 2021 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS before the end of 2022. APS’s estimated costs related to this investigation and study are approximately $3 million.  APS anticipates incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The appeal is proceeding in the normal course, and oral arguments are

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

scheduled for November 30, 2022. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of September 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

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

•With respect to APS’s Cholla facility, the Company’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla in 2023.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BCE Matters

BCE owns a minority equity ownership interest relating to the Clear Creek wind farm. Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC, which was denied on September 9, 2022, and a Petition for Review with the U.S. Court of Appeals, which is still pending. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. While the dispute is ongoing and the ultimate costs that will be allocated to connect the Clear Creek wind farm to the transmission system are unknown, the ultimate resolution of this dispute may have a negative impact on BCE’s investment in the Clear Creek wind farm. Pinnacle West cannot predict the outcome of this matter. As discussed, under “Financial Assurances,” Pinnacle West has issued the Equity Contribution Guarantees and PTC Guarantees in connection with Clear Creek. BCE accounts for this investment as an equity method investment. As of September 30, 2022, Pinnacle West’s Condensed Consolidated Balance Sheet included $17 million relating to the Clear Creek wind farm.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2022, standby letters of credit totaled $9 million and expire in 2023. As of September 30, 2022, surety bonds expiring through 2023 totaled $8 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2022. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See “Four Corners — 4CA Matter” above for information related to this guarantee). Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. The Equity Contribution Guarantees remaining as of September 30, 2022, are immaterial in

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount and the PTC Guarantees (approximately $34 million as of September 30, 2022) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

In connection with the credit agreement entered into by Los Alamitos on February 11, 2022, Pinnacle West has issued a guarantee of up to $42 million primarily related to the equity bridge loan. See Note 3 for additional details.

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income:
Interest income	$1,785	$1,602	$5,118	$5,236
Debt return on Four Corners SCR deferrals (Note 4)	—	4,091	—	12,266
Debt return on Ocotillo modernization project (Note 4)	—	6,386	—	19,169
Miscellaneous	434	4	487	48
Total other income	$2,219	$12,083	$5,605	$36,719
Other expense:
Non-operating costs	(2,956)	(2,973)	(9,110)	(9,013)
Investment losses — net	(935)	(704)	(2,191)	(1,478)
Miscellaneous	(2,854)	(2,505)	(3,450)	(4,728)
Total other expense	$(6,745)	$(6,182)	$(14,751)	$(15,219)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income:
Interest income	$1,402	$1,118	$3,897	$3,645
Debt return on Four Corners SCR deferrals (Note 4)	—	4,091	—	12,266
Debt return on Ocotillo modernization project (Note 4)	—	6,386	—	19,169
Miscellaneous	259	2	312	40
Total other income	$1,661	$11,597	$4,209	$35,120
Other expense:
Non-operating costs	(2,369)	(1,892)	(6,407)	(7,284)
Miscellaneous	(654)	(304)	(1,250)	(2,523)
Total other expense	$(3,023)	$(2,196)	$(7,657)	$(9,807)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$326,326	$339,798	$507,594	$591,136
Weighted average common shares outstanding — basic	113,211	112,923	113,162	112,878
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	252	294	214	300
Weighted average common shares outstanding — diluted	113,463	113,217	113,376	113,178
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$2.88	$3.01	$4.49	$5.24
Net income attributable to common shareholders — diluted	$2.88	$3.00	$4.48	$5.22

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2022, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$251,715	$11,038	$(11,095)	(a)	$251,658
Nuclear decommissioning trust:
Equity securities	2,849	—	—	5,249	(b)	8,098
U.S. commingled equity funds	—	—	—	438,122	(c)	438,122
U.S. Treasury debt	199,314	—	—	—		199,314
Corporate debt	—	164,700	—	—		164,700
Mortgage-backed securities	—	142,214	—	—		142,214
Municipal bonds	—	64,457	—	—		64,457
Other fixed income	—	9,008	—	—		9,008
Subtotal nuclear decommissioning trust	202,163	380,379	—	443,371		1,025,913

Other special use funds:
Equity securities	38,569	—	—	1,123	(b)	39,692
U.S. Treasury debt	315,643	—	—	—		315,643
Municipal bonds	—	4,059	—	—		4,059
Subtotal other special use funds	354,212	4,059	—	1,123		359,394

Total assets	$556,375	$636,153	$11,038	$433,399		$1,636,965
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(2,933)	$(630)	$(4,298)	(a)	$(7,861)

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

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2022 and 2021, APS was reimbursed $15 million for each year, for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$440,971	$38,569	$479,540		$302,627	$(458)
Available for sale-fixed income securities	579,693	319,702	899,395	(a)	1,136	(87,618)
Other	5,249	1,123	6,372	(b)	—	(25)
Total	$1,025,913	$359,394	$1,385,307		$303,763	$(88,101)

(a)As of September 30, 2022, the amortized cost basis of these available-for-sale investments is $986 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$640,312	$47,570	$687,882		$451,387	$—
Available for sale-fixed income securities	682,227	309,904	992,131	(a)	24,283	(4,063)
Other	(27,782)	936	(26,846)	(b)	—	—
Total	$1,294,757	$358,410	$1,653,167		$475,670	$(4,063)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$788	$—	$788
Realized losses	(6,908)	—	(6,908)
Proceeds from the sale of securities (a)	153,573	65,244	218,817
2021
Realized gains	$1,652	$—	$1,652
Realized losses	(1,555)	(7)	(1,562)
Proceeds from the sale of securities (a)	181,728	27,608	209,336

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$8,093	$—	$8,093
Realized losses	(26,582)	—	(26,582)
Proceeds from the sale of securities (a)	783,232	127,255	910,487
2021
Realized gains	$6,026	$—	$6,026
Realized losses	(6,849)	(7)	(6,856)
Proceeds from the sale of securities (a)	606,796	190,382	797,178

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at September 30, 2022, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$16,334	$53,384	$59,724	$129,442
1 year – 5 years	184,936	34,386	161,376	380,698
5 years – 10 years	113,793	—	6,773	120,566
Greater than 10 years	264,630	4,059	—	268,689
Total	$579,693	$91,829	$227,873	$899,395

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended September 30
Balance June 30, 2022	$(55,097)		$283	$(54,814)
OCI before reclassifications	—		513	513
Amounts reclassified from accumulated other comprehensive loss	1,001	(a)	—	1,001
Balance September 30, 2022	$(54,096)		$796	$(53,300)

Balance June 30, 2021	$(59,639)		$(939)	$(60,578)
OCI before reclassifications	—		(194)	(194)
Amounts reclassified from accumulated other comprehensive loss	1,106	(a)	—	1,106
Balance September 30, 2021	$(58,533)		$(1,133)	$(59,666)

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Nine Months Ended September 30
Balance December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	(3,213)		1,772	(1,441)
Amounts reclassified from accumulated other comprehensive loss	3,002	(a)	—	3,002
Balance September 30, 2022	$(54,096)		$796	$(53,300)

Balance December 31, 2020	$(60,725)		$(2,071)	$(62,796)
OCI (loss) before reclassifications	(1,125)		938	(187)
Amounts reclassified from accumulated other comprehensive loss	3,317	(a)	—	3,317
Balance September 30, 2021	$(58,533)		$(1,133)	$(59,666)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended September 30
Balance June 30, 2022	$(36,221)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	909	(a)
Balance September 30, 2022	$(35,312)

Balance June 30, 2021	$(39,832)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	1,000	(a)
Balance September 30, 2021	$(38,832)

	Pension and Other Postretirement Benefits
Nine Months Ended September 30
Balance December 31, 2021	$(34,880)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	2,728	(a)
Balance September 30, 2022	$(35,312)

Balance December 31, 2020	$(40,918)
OCI (loss) before reclassifications	(914)
Amounts reclassified from accumulated other comprehensive loss	3,000	(a)
Balance September 30, 2021	$(38,832)

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

Inflation

Overall inflation has grown by 13% in Phoenix over the past twelve months, compared to 8% nationally; however, APS’s work with national and international companies has helped to partially reduce local cost escalation impacts on APS. The impacts from inflation have varied across separate categories of APS’s spending. Pricing increases across major categories have ranged from 8% to 10% for vendor services and up to 15% to 60% for equipment in the first three quarters of 2022. APS has seen specific inflationary impacts in individual spend categories, as well as general inflationary pricing impacts on a broader set of spend categories. Some of the highest increases so far in 2022 as compared to 2021 have been in chemical costs and contract services.

Even prior to these increases, APS has focused on its customer affordability initiative, which has enabled APS to mitigate inflationary pressure. This initiative includes identifying efficiency opportunities through APS' LEAN Sigma approach as well as other corporate decisions. For example, APS maintains its inventory to take advantage of lower pricing, when available, and to minimize supply chain delays that can increase the pricing due to expediting fees. Additionally, APS has proactively entered into long-term contracts to hedge against price volatility, which has allowed it to mitigate several procurement spend areas such as transformers.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to the Company's clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023, and (iii) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury are expected to issue regulations and other guidance which will provide additional details and clarifications regarding how the Company may be able to claim each of these credits.

In addition, the IRA contains several provisions which could create additional tax liabilities for corporations, including a 15% corporate alternative minimum tax for corporations with net profits in excess of $1 billion and a 1% excise tax on stock buybacks. We currently do not believe the Company will be subject to any material tax liabilities as a result of these legislative provisions.

COVID-19 Pandemic

Essential planned work and capital investments have continued during the COVID-19 pandemic with priority given to support fire mitigation and summer storm efforts, as well as heat related outages. Raw material shortages, rising inflation, COVID-19 related work force disruptions and natural disasters are putting increased pressure on the global supply chain. APS is experiencing some delays in finished materials and tight labor markets. To date, APS has not experienced labor or material supply chain shortages that have significantly impacted its ability to serve its customers’ needs. However, shortages are causing some delays and shifting of work projects based on material availability. If APS continues to experience delays in materials, it could experience an increase in purchased power costs for future summer generation needs. Such increased purchased power costs would be expected to be recoverable through the PSA. See Note 4 for additional information on the PSA. APS has measures in place to continually monitor and evaluate resource needs and supply chain adequacy but cannot predict whether there will be material supply chain shortages in the future.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, which was approximately $18 million. We paid half of this cash deferral by December 31, 2021, and the remainder will be paid by December 31, 2022.

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

2031 Goal: End APS’s Use of Coal-Fired Generation. The commitment to end APS’s use of coal-fired generation by 2031 will require APS to cease use of coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in a total reduction of carbon emissions of 32% since 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units by 2025.

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-

fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provided substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable projects. Our proposed CCT plan supported the Navajo Nation, where Four Corners is located, the communities surrounding the Cholla Power Plant and the Hopi Tribe, which is impacted by closure of the Navajo Plant. On November 2, 2021, the ACC approved an amended 2019 Rate Case ROO that will require (i) equal payments over a three-year period that total $10 million to the Navajo Nation, (ii) a $1 million one-time payment to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (iii) a $500,000 one-time payment to the Navajo County communities within 60 days of the 2019 Rate Case decision, (iv) up to $1.25 million for electrification of homes and businesses on the Hopi reservation and (v) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. The payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant. All ordered payments and expenditures would be recoverable through rates.

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

On September 28, 2022, the Arizona Corporation Commission staff ("ACC Staff") filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommend that funds for CCT shall not be collected from rate payers. APS cannot predict the outcome of this matter.

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

In May 2022, APS issued an all-source RFP to address resource needs for 2025 and beyond (“2022 all-source RFP”). The 2022 all-source RFP solicits competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation and under development as of September 30, 2022. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	250	150
Purchased Power Agreements Renewables:
Solar	310	435
Wind	399	238
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	736	673
Total Distributed Energy: Solar (a)	1,369	129	(b)
Total Renewable Portfolio	2,355	952

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

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under the agreements is contracted to begin in 2022 with respect to 100 MW and in 2023 with respect to 50 MW; however, these agreements are facing delays and APS is currently working with the developers to determine revised in-service dates.

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

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of September 30, 2022. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201
Purchase Power Agreements - Energy Storage	—	725
Residential Energy Storage	17(a)	6
Total Energy Storage Portfolio	17	932

(a)    This includes 16.4 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.

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

Participation in the Energy Imbalance Market (“EIM”) continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS continues to evaluate opportunities that benefit our customers and is exploring opportunities to move to a day-ahead market with the expectation of reliably achieving incrementally greater cost savings and using the region’s increasing renewable resources more efficiently. As part of that effort, APS is exploring several options. APS is in discussions with the current EIM operator, the CAISO, the Western Resource Adequacy Program, the Western Markets Exploratory Group, and the Southwest Power Pool. Each of these explorations also involve other entities and are being undertaken to ensure reliable operations and evaluate the feasibility and cost/benefit of creating a voluntary day-ahead market as well as potential future market steps beyond a day-ahead market.

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

As previously disclosed, APS’s JDP residential rankings for overall customer satisfaction rating improved in 2020 and 2021, and in the first half of 2022. That improvement trend continued with the latest JDP residential 2022 third-quarter results. Compared to 2021, APS has made quartile gains in every single driver of customer satisfaction and made significant headway that placed the company firmly into the second quartile, and well above industry benchmarks for overall satisfaction when compared to our large investor-owned peers. APS’s strongest performing drivers in the first three quarters of 2022 were Customer Care

(phone and digital), Power Quality and Reliability, and Corporate Citizenship, and Billing & Payment. APS’s improvement also is being recognized by our business customers, as evidenced by JDP’s Business 2022 mid-year results placing APS in the first quartile nationally for business customers. APS is among the most improved utility in the nation for both business and residential customer satisfaction.

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of September 13, 2022, APS had installed 638 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through the remainder of 2022. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has begun construction of DC fast charging (“DCFC”) stations that will be owned and operated by APS at five locations in Arizona, with the first location opened for public use in March 2022 in Show Low, Arizona. The other four projects in Sedona, Prescott, Globe, and Payson are expected to be completed by the end of 2022. Each location features 2-150 kilowatt and 2-350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal of 450,000 light-duty electric vehicles in its service territory by 2030.

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

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS filed its first TE Annual Progress Report on March 15, 2022, its 2023 TE Plan on June 1, 2022, and its mid-year TE Progress Report on September 15, 2022. APS will file a supplement to the 2023 TE Plan later this year.

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

Based on the experience from Palo Verde’s utility partners’ developing small scale demonstration projects and from the Palo Verde-specific preliminary technical and economic assessment performed by INL, in April 2021, PNW Hydrogen LLC (“PNW Hydrogen”), a newly formed subsidiary of Pinnacle West, applied for DOE funding for a larger scale hydrogen production demonstration project using electricity sourced from Palo Verde. On October 7, 2021, PNW Hydrogen was notified that DOE’s Office of Energy Efficiency & Renewable Energy and Office of Nuclear Energy had selected PNW Hydrogen’s application for an award of $20 million in federal funding to support the hydrogen production demonstration project, subject to negotiation and execution of a definitive Cooperative Agreement funding instrument between PNW Hydrogen and DOE. PNW Hydrogen continues to work through negotiations with DOE, while also investigating how best to coordinate its efforts with Regional Hydrogen Hub development opportunities.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Bill, into law. Included in this bill was $8 billion for Regional Clean Hydrogen Hubs which is intended to create jobs to expand the use of clean hydrogen in the industrial sector and beyond. On February 15, 2022, the Department of Energy (“DOE”) announced a Request for Information to collect feedback from stakeholders to inform the implementation and design of the Regional Hydrogen Hub.

On May 12, 2022, APS, along with three other Arizona energy providers and the State’s three public universities announced the formation of a new, interdisciplinary coalition, called the Arizona Center for a Carbon Neutral Economy (“AzCaNE”), with the goal of attaining a carbon neutral economy in Arizona. AzCaNE’s first action is to pursue the creation of an Arizona-led approach to securing regional clean hydrogen hub funding. Leading professionals from the seven founding participants, along with representatives of Arizona, the Navajo Nation and companies working to develop a hydrogen ecosystem within Arizona make up the Governance Committee for AzCaNE’s current efforts.

On September 22, 2022 , the DOE opened applications for a $7 billion program to create six to ten regional clean hydrogen hubs across the country. These hubs are intended to be a central driver in helping communities across the country benefit from clean energy investments, good-paying jobs, and improved energy security while supporting the President’s goal of a net-zero carbon economy by 2050. Concept papers for each regional hub are due by November 7, 2022, and full applications are due by April 7, 2023.

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

As a first step, the Company engaged the Electric Power Research Institute (“EPRI”) and leveraged input from employees, large customers, limited-income advocates, economic development groups, environmental non-governmental organizations, leading sustainability academics and other stakeholders to identify and assess the sustainability issues that matter most. In total, 23 Priority Sustainability Issues (“PSIs”) were identified and prioritized. The most critical category, Integral Shared Value, includes four issues deemed most important and most able to be impacted by our actions: clean energy, customer experience, energy access and reliability and safety and health. These Integral PSIs provide the foundation for informing our strategic direction, creating a framework for incorporating best practices and driving enterprise-wide alignment and accountability. In 2021, the Company engaged EPRI for the second phase of this work, focused on benchmarking best practices within these four Integral Shared Value PSIs. We are using the benchmarking information to identify opportunities for further improvement in our ESG performance.

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

Regulatory Overview

2022 Retail Rate Case

APS filed an application with the ACC on October 28, 2022 (the “2022 Rate Case”) seeking an increase in annual retail base rates on the date rates become effective (“Day 1”) of a net $460 million. This Day 1 net impact represents a total base revenue deficiency of $772 million offset by proposed adjustor transfers of cost recovery to annual retail rates and adjustor mechanism modifications. The average annual customer bill impact of APS’s request on Day 1 is an increase of 13.6%.
The principal provisions of APS’s application are:

•A test year comprised of twelve months ended June 30, 2022, adjusted as described below;
•An original cost rate base of $10.5 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;
•The following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	48.07%	3.85%
Common stock equity	51.93%	10.25%
Weighted-average cost of capital		7.17%

•A 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;
•A rate of $0.038321 per kWh for the portion of APS’s retail base rates attributable to fuel and purchased power costs;
•Modification of its adjustment mechanisms including:
▪eliminate the Environmental Improvement Surcharge and collect costs through base rates,

▪eliminate the Lost Fixed Cost Recovery mechanism and collect costs through base rates and the Demand Side Management Adjustment Charge (“DSMAC”),
▪maintain as inactive the Tax Expense Adjustor Mechanism,
▪maintain the Transmission Cost Adjustment mechanism,
▪modify the performance incentive in the DSMAC, and
▪modify the Renewable Energy Adjustment Charge to include recovery of capital carrying costs of APS owned renewable and storage resources;
•Changes to its limited-income program, including a second tier to provide an additional discount for customers with greater need; and
•Twelve months of post-Test Year plant to reflect used and useful projects that will be placed into service prior to July 1, 2023.

APS requested that the increase become effective December 1, 2023. APS cannot predict the outcome of its request.

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) seeking an increase in annual retail base rates. On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. See Note 4 for information regarding the 2019 Rate Case ROO.

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $500,000 to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed with the ACC an application for rehearing of the 2019 Rate Case and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The appeal at the Arizona Court of Appeals is proceeding in the normal course, and oral arguments are scheduled for November 30, 2022. APS cannot predict the outcome of this proceeding. See Note 4 for addition information regarding the 2019 Rate Case and the appeal.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. On December 3, 2021, ACC Staff notified the ACC of a discrepancy between the written decision, which approved the change in time-of-use on-peak hours to 4 p.m. to 7 p.m. but did not explicitly approve the 10-months contemplated in APS’s verbal testimony to implement the new time-of-use hours. On December 16, 2021, the ACC ordered APS to complete the implementation of the time-of-use peak period by April 1, 2022. On January 12, 2022, the ACC voted to extend until September 1, 2022, the deadline to complete the implementation of the new on-peak hours for residential customers. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict the outcome of this matter.

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The appeal is proceeding in the normal course, and oral arguments are scheduled for November 30, 2022. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of September 30, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  As of September 30, 2022, BCE had total assets of approximately $83 million.

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

BCE owns a minority equity ownership interest relating to the Clear Creek wind farm. Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC, which was denied on September 9, 2022, and a Petition for Review with the U.S. Court of Appeals, which is still pending. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. While the dispute is ongoing and the ultimate costs that will be allocated to connect the Clear Creek wind farm to the transmission system are unknown, the ultimate resolution of this dispute may have a negative impact on BCE's investment in the Clear Creek wind farm. As of September 30, 2022, Pinnacle West's Condensed Consolidated Balance Sheet included $17 million relating to the Clear Creek wind farm.

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

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of September 30, 2022, El Dorado has contributed approximately $12 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formally invisionAZ Fund), which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of September 30, 2022, El Dorado has contributed approximately $3 million to the AZ-VC (formally invisionAZ Fund).

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the nine-month period ended September 30, 2022, compared with the prior-year period. For the three years through 2021, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2022, and that the average annual growth will be in the range of 1.5% to 2.5% through 2024 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 2.7% for the nine-month period ended September 30, 2022, compared with the prior-year period. While steady customer growth was somewhat offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers. Though the total expected impact of COVID-19 on future sales remains unknown, APS experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales to commercial and industrial customers increased to levels in line with pre-COVID sales and such sales levels have remained to date.

For the three years through 2021, annual retail electricity sales growth averaged 1.7%, adjusted to exclude the effects of weather variations. Due to the continued strength in commercial and industrial electricity sales, we are now projecting that annual retail electricity sales in kWh will increase in the range of 2.0% to 3.0% for 2022 (increased from our prior range of 1.5% to 2.5% for 2022), while we continue to expect average annual growth in the range of 3.5% to 4.5% through 2024, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of new, large manufacturing facilities, which are expected to contribute to average annual growth in the range of 1.0% to 2.0% through 2024. This projected sales growth range also includes our estimated contributions of several large data centers, but not all, and we will continue to estimate contributions and evaluate sales guidance as these customers develop more usage history. These estimates could be further impacted by changes in the expected growth of the Arizona economy, slower than expected ramp-up of the new data centers, larger manufacturing facilities not coming to Arizona as expected, a change in the duration of remote work, changes in the expected commercial and industrial expansions, or acceleration of the expected effects of customer conservation, energy efficiency and distributed renewable generation initiatives.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.7% of the assessed value for 2021, 10.8% for 2020 and 10.9% for 2019. We expect property taxes to decrease in 2022 due to recent legislative changes reducing both property tax assessment ratios and rates in Arizona. As we add new generating units and continue with improvements and expansions to our existing generation, transmission and distribution facilities in future years, we anticipate property taxes may increase, though these increases will continue to be partially offset by the impacts of the recent legislative changes noted above.

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

Operating Results — Three-month period ended September 30, 2022, compared with three-month period ended September 30, 2021.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2022, was $326 million, compared with consolidated net income attributable to common shareholders of $340 million for the prior-year period.  The results reflect a decrease of approximately $13 million for the regulated electricity segment, which include higher depreciation and amortization expense primarily due to the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date (see Note 4), increased plant assets and updated depreciation rates. In addition, the results reflect lower revenue driven by the Lost Fixed Cost Recovery (“LFCR”) alternative revenue treatment and higher operations and maintenance expense. These negative factors were partially offset by higher revenue driven by the effects of weather and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2022	2021	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$913	$882	$31
Operations and maintenance	(250)	(231)	(19)
Depreciation and amortization	(191)	(164)	(27)
Taxes other than income taxes	(53)	(58)	5
Pension and other postretirement non-service credits - net	25	28	(3)
All other income and expenses, net	4	19	(15)
Interest charges, net of allowance for borrowed funds used during construction	(63)	(59)	(4)
Income taxes	(53)	(72)	19
Less income related to noncontrolling interests (Note 6)	(4)	(4)	—
Regulated electricity segment income	328	341	(13)
All other	(2)	(1)	(1)
Net Income Attributable to Common Shareholders	$326	$340	$(14)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $31 million higher for the three months ended September 30, 2022, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 4)	$51	$—	$51
Effects of weather	46	11	35
Higher transmission revenues (Note 4)	6	—	6
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	3	2
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	111	111	—
Retail revenue due to customer growth and changes in customer usage patterns, offset primarily by the impacts of energy efficiency and distributed generation	4	4	—
LFCR alternative revenue treatment (Note 4)	(15)	—	(15)
Impact of new retail base rates from 2019 ACC general rate case effective December 1, 2021	(52)	—	(52)
Miscellaneous items, net	4	—	4
Total	$160	$129	$31

Operations and maintenance. Operations and maintenance expenses increased $19 million for the three months ended September 30, 2022, compared with the prior-year period primarily because of:

•An increase of $12 million related to employee benefits;

•An increase of $2 million related to nuclear generation costs;

•An increase of $1 million primarily related to strategic planning consulting costs; and

•An increase of $4 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $27 million higher for the three months ended September 30, 2022, compared to the prior-year period primarily due to $15 million for the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals recorded in the prior year period that ended upon the 2019 Rate Case effective date and the related 2022 regulatory deferral amortization, and $12 million related to increased plant in service and updated depreciation rates.

Taxes other than income taxes.  Taxes other than income taxes were $5 million lower for the three months ended September 30, 2022, compared with the prior-year period primarily due to the property tax deferrals that ended upon the 2019 Rate Case effective date and the related 2022 property tax deferral amortization.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $3 million lower for the three months ended September 30, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

Other income and expenses, net. Other income and expenses, net were $15 million lower for the three months ended September 30, 2022, compared to the prior-year period primarily due to the Ocotillo modernization and Four Corners SCR debt deferrals that ended upon the 2019 Rate Case effective date.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $4 million higher for the three months ended September 30, 2022, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $19 million lower for the three months ended September 30, 2022, compared with the prior-year period primarily due to lower pre-tax income and higher amortization of excess deferred taxes.

Operating Results — Nine-month period ended September 30, 2022, compared with nine-month period ended September 30, 2021.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2022, was $508 million, compared with consolidated net income attributable to common shareholders of $591 million for the prior-year period.  The results reflect a decrease of approximately $82 million for the regulated electricity segment, which include higher depreciation and amortization expense primarily due to the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date (see Note 4), increased plant assets and updated depreciation rates. In addition, the results reflect lower revenue driven by the LFCR alternative revenue treatment and higher operations and maintenance expense. These negative factors were partially offset by higher revenue driven by the effects of weather, customer usage and growth, increased transmission revenue and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2022	2021	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,137	$2,104	$33
Operations and maintenance	(712)	(689)	(23)
Depreciation and amortization	(563)	(480)	(83)
Taxes other than income taxes	(165)	(176)	11
Pension and other postretirement non-service credits - net	74	84	(10)
All other income and expenses, net	25	51	(26)
Interest charges, net of allowance for borrowed funds used during construction	(187)	(173)	(14)
Income taxes	(84)	(114)	30
Less income related to noncontrolling interests (Note 6)	(13)	(13)	—
Regulated electricity segment income	512	594	(82)
All other	(4)	(3)	(1)
Net Income Attributable to Common Shareholders	$508	$591	$(83)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $33 million higher for the nine months ended September 30, 2022, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 4)	$120	$—	$120
Effects of weather	38	9	29
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	38	20	18
Higher transmission revenues (Note 4)	13	—	13
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	16	6	10
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	245	243	2
LFCR alternative revenue treatment (Note 4)	(42)	—	(42)
Impact of new retail base rates from 2019 ACC general rate case effective December 1, 2021	(119)	—	(119)
Miscellaneous items, net	2	—	2
Total	$311	$278	$33

Operations and maintenance. Operations and maintenance expenses increased $23 million for the nine months ended September 30, 2022, compared with the prior-year period primarily because of:

•An increase of $14 million primarily related to a decreased recovery from contributions of administrative and general costs from Palo Verde owners and increased operating costs;

•An increase of $9 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $6 million primarily related to strategic planning consulting costs;

•An increase of $4 million for costs related to transmission, distribution and customer service;

•A decrease of $19 million in non-nuclear generation costs primarily due to lower planned outages and lower operating costs; and

•An increase of $9 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $83 million higher for the nine months ended September 30, 2022, compared to the prior-year period primarily due to $45 million for the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals recorded in the prior year period that ended upon the 2019 Rate Case effective date and the related 2022 regulatory deferral amortization, and $38 million related to increased plant in service and updated depreciation rates.

Taxes other than income taxes.  Taxes other than income taxes were $11 million lower for the nine months ended September 30, 2022, compared with the prior-year period primarily due to the impacts of recent legislative changes reducing both property tax assessment ratios and rates in Arizona and property tax deferrals that ended upon the 2019 Rate Case effective date and the related 2022 property tax deferral amortization.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $10 million lower for the nine months ended September 30, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

Other income and expenses, net. Other income and expenses, net were $26 million lower for the nine months ended September 30, 2022, compared to the prior-year period primarily due to the Ocotillo modernization and Four Corners SCR debt deferrals that ended upon the 2019 Rate Case effective date.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $14 million higher for the nine months ended September 30, 2022, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $30 million lower for the nine months ended September 30, 2022, compared with the prior-year period primarily due to lower pre-tax income and higher income tax benefits associated with the amortization of excess deferred taxes which are expected to reverse by year end, partially offset by the net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2022, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $7.1 billion and total capitalization was approximately $13.7 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.5 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$1,032	$661	$371
Net cash flow used for investing activities	(1,222)	(962)	(260)
Net cash flow provided by financing activities	187	267	(80)
Net change in cash and cash equivalents	$(3)	$(34)	$31

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2022	2021	Change
Net cash flow provided by operating activities	$1,040	$651	$389
Net cash flow used for investing activities	(1,188)	(970)	(218)
Net cash flow provided by financing activities	144	281	(137)
Net change in cash and cash equivalents	$(4)	$(38)	$34

Operating Cash Flows

Nine-month period ended September 30, 2022, compared with nine-month period ended September 30, 2021.  Pinnacle West’s consolidated net cash provided by operating activities was $1,032 million in 2022, compared to $661 million in 2021, an increase of $371 million in net cash provided by operating activities primarily due to $211 million higher cash receipts from electric revenues, $103 million lower payments for operations and maintenance costs, $100 million lower pension contributions, $70 million other changes in working capital, $14 million higher cash collateral posted in 2022, $9 million lower other taxes, partially offset by $118 million higher fuel and purchased power costs and $12 million higher interest payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 138% funded as of January 1, 2022, and 131% as of January 1, 2021. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan year-to-date in 2022. The minimum required contributions for the pension plan are zero and we do not expect to make any contributions in 2022, 2023 or 2024. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2022 and do not expect to make any contributions in 2022, 2023 or 2024. In 2022 and 2021, the Company has been reimbursed $26 million and $24 million, respectively, for prior years retiree medical claims from the other postretirement benefit plan trust assets. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe, our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, is still above 107% funded as of December 31, 2021, and our postretirement benefit plans have a funded status, also as measured for GAAP purposes at December 31, 2021, in excess of 145%. See Note 5 for additional details.

The CARES Act allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, that was approximately $18 million. We paid approximately $9 million on December 28, 2021, and will pay the second half of this cash deferral by December 31, 2022.

Investing Cash Flows

Nine-month period ended September 30, 2022, compared with nine-month period ended September 30, 2021.  Pinnacle West’s consolidated net cash used for investing activities was $1,222 million in 2022, compared to $962 million in 2021, an increase of $260 million primarily related to increased capital expenditures and BCE investment activity.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	2022	2023	2024
APS
Generation:
Clean:
Nuclear Generation	$110	$120	$110
Renewables and Energy Storage Systems (“ESS”) (a)	240	210	450
Other Generation (b)	240	270	190
Distribution	560	530	500
Transmission	210	210	210
Other (c)	165	185	190
Total APS	$1,525	$1,525	$1,650

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2022, compared with nine-month period ended September 30, 2021.  Pinnacle West’s consolidated net cash provided by financing activities was $187 million in 2022, compared to $267 million in 2021, a decrease of $80 million in net cash provided by financing activities primarily due to $150 million higher long-term debt repayments and $142 million in lower issuances of long-term debt, partially offset by a net increase in short-term borrowing of $219 million.

APS’s consolidated net cash provided by financing activities was $144 million in 2022, compared to $281 million in 2021, a decrease of $137 million in net cash provided by financing activities primarily due to $319 million in lower issuances of long-term debt, partially offset by an equity infusion of $150 million in 2022 and a net increase in short-term borrowing of $39 million.

Significant Financing Activities.  On October 20, 2022, the Pinnacle West Board of Directors declared a dividend of $0.865 per share of common stock, payable on December 1, 2022, to shareholders of record on November 1, 2022. This represents an increase in the indicated annual dividend from $3.40 per share to $3.46 per share.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2022, the ratio was approximately 56% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). On April 6, 2022, APS filed an application with the ACC to increase the long-term debt limit under the terms required by APS from $7.5 billion to $8.0 billion (subject to appropriate regulatory treatment of PPA lease agreements) and to continue its authorization of short-term debt granted in the 2020 financing order. On October 31, 2022, the ACC Staff filed a report agreeing with APS’s proposal to exclude financing lease PPAs from the definition of long-term debt and adopting APS’s primary proposal to increase APS’s long-term debt limit to $8 billion. This application is pending review by the ACC’s Hearing Division and a final decision by the full Commission. APS cannot predict the outcome of this matter. See Note 3 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 28, 2022, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at September 30, 2022. See Note 3.

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

The following table shows the net pretax changes in mark-to-market of APS’s derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2022	2021
Mark-to-market of net positions at beginning of period	$107	$(13)
Increase in regulatory liability	152	208
Mark-to-market of net positions at end of period	$259	$195

APS had no activities or amounts recognized in OCI during the nine months ended September 30, 2022 and 2021.

The table below shows the fair value of maturities of APS’s derivative contracts (dollars in millions) at September 30, 2022, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2021 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2022	2023	2024	2025	2026	Total Fair Value
Observable prices provided by other external sources	$48	$146	$55	$—	$—	$249
Prices based on unobservable inputs	(1)	8	3	—	—	10
Total by maturity	$47	$154	$58	$—	$—	$259

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2022		December 31, 2021
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$6	$(6)	$—	$—
Natural gas	62	(62)	50	(50)
Total	$68	$(68)	$50	$(50)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2022.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2022.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Changes in laws or regulations that govern APS, new interpretations of law and regulations, or the imposition of new or revised laws or regulations could have an adverse impact on the manner in which we operate our business and our results of operations. In particular, new or revised laws or interpretations of existing laws or regulations may impact or call into question the ACC’s permissive regulatory authority, which may result in uncertainty as to jurisdictional authority within our state, and uncertainty as to whether ACC decisions will be binding or challenged by other agencies or bodies asserting jurisdiction. In November 2021, the Arizona Court of Appeals issued an opinion that called into question the ACC-approved limitation of liability provision found in the APS Service Schedules. APS sought review of the decision at the Arizona Supreme Court, which was denied, however the Supreme Court depublished portions of the Court of Appeals’ decision. APS intends to seek revised tariff language to mitigate potential adverse impacts on APS’s future, potential litigation exposure which may result from this court decision. We are unable to predict the impact on our business and operating results from any pending or future regulatory or legislative rulemaking.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 3, 2022	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 3, 2022	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)