Form 10-K
period 2022-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2023-02-27
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$8,247,902,707	as of June 30, 2022
ARIZONA PUBLIC SERVICE COMPANY	$0	as of June 30, 2022

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of February 21, 2023:	113,175,507
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of February 21, 2023:	71,264,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 17, 2023 are incorporated by reference into Part III hereof.

Arizona Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined Form 10-K is separately filed by Pinnacle West and APS.  Each registrant is filing on its own behalf all of the information contained in this Form 10-K that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within
i

the applicable items.  Item 8 of this report includes Consolidated Financial Statements of Pinnacle West and Consolidated Financial Statements of APS.  Item 8 also includes Combined Notes to Consolidated Financial Statements.
ii

GLOSSARY OF NAMES AND TECHNICAL TERMS

4CA	4C Acquisition, LLC, a subsidiary of the Company
AC	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation, a subsidiary of the Company
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
COVID-19	2019 Novel Coronavirus
DC	Direct Current
distributed renewable energy systems or DG	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DSM	Demand side management
EES	Energy Efficiency Standard
EGU	Electric generating unit
El Dorado	El Dorado Investment Company, a subsidiary of the Company
El Paso	El Paso Electric Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GHG	Greenhouse gas
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
Palo Verde	Palo Verde Generating Station or PVGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PPA	Power Purchase Agreement
PSA	Power Supply Adjustor
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
TCA	Transmission cost adjustor
TOU	Time of Use
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
iii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Item 1A and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

•the current economic environment and its effects, such as lower economic growth, a tight labor market, inflation, supply chain delays, increased expenses, volatile capital markets, or other unpredictable effects;
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
•current and future economic conditions in Arizona;
•the direct or indirect effect on our facilities or business from cybersecurity threats or intrusions, data security breaches, terrorist attack, physical attack, severe storms, or other catastrophic events, such as fires, explosions, pandemic health events or similar occurrences;
•the development of new technologies which may affect electric sales or delivery, including as a result of delays in the development and application of new technologies;
•the cost of debt, including increased cost as a result of rising interest rates, and equity capital and the ability to access capital markets when required;
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

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.3 million customers.  We own or lease 6,340 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2022, no single purchaser or user of energy accounted for more than 2.4% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
LAS VEGAS
FARMINGTON
FOUR CORNERS
New Mexico
KINGMAN
FLAGSTAFF
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
CASA GRANDE
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
Major APS Solar Power Plants

CS#2212051

Energy Sources and Resource Planning

To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2022 were as follows:

Demand Side Management: 15%
Nuclear: 24%
Purchased Power: 4%
Renewables*: 12%
Gas: 25%
Coal: 20%

*Renewables include energy from wind, solar, geothermal, biomass, DG, and solar PPAs.

The share of APS’s energy supply being derived from clean resources is 51%, which includes energy from nuclear, renewables and DSM.

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

APS prepares an annual inventory of GHG emissions from its operations. For APS’s operations involving fossil-fuel electricity generation and electricity transmission and distribution, APS’s annual GHG inventory is reported to EPA under the EPA GHG Reporting Program. APS also voluntarily tracks APS’s GHG emissions arising from APS operations. In addition to reporting to the EPA, we publicly report Scope 1, 2 and 3 GHG emissions. This data is then communicated to the public in Pinnacle West’s annual Corporate Responsibility Report as performance data and in CDP Reports, which are available on our website (www.pinnaclewest.com/corporate-responsibility). The reports provide information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including Corporate Responsibility Reports and CDP Reports, is not incorporated by reference into or otherwise a part of this report.

Generation Facilities

APS has ownership interests in or leases the nuclear, gas, oil, coal, and solar generating facilities as well as energy storage facilities described below.  For additional information regarding these facilities, see Item 2.

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

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back approximately 42% of its share of Palo Verde Unit 2 and certain common facilities.  The leaseback was originally scheduled to expire at the end of 2015 and contained options to renew the leases or to purchase the leased property for fair market value at the end of the lease terms.  On July 7, 2014, APS exercised the fixed rate lease renewal options.  The exercise of the renewal options originally resulted in APS retaining the assets through 2023 under one lease and 2033 under the other two leases. On April 1, 2021, APS executed an amendment relating to the lease agreement with the term ending in 2023. The amendment extends the lease term for this lease through 2033 and changes the lease payment. As a result of this amendment, APS will now retain the assets through 2033 under all three lease agreements. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors. See Note 17 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2028 and 48% through 2029; 100% of Palo Verde’s requirements for conversion services through 2030 and 40% through 2031; 100% of Palo Verde’s requirements for enrichment services through 2026 and 28% for 2027; and 100% of Palo Verde’s requirements for fuel fabrication through 2027 for Unit 2 and Unit 1 and 2028 for Unit 3.

Spent Nuclear Fuel and Waste Disposal — The Nuclear Waste Policy Act of 1982 (“NWPA”) required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high-level waste generated by the nation’s nuclear power plants by 1998.  The DOE’s obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the “Standard Contract”) with each nuclear power plant.  The DOE failed to begin accepting spent nuclear fuel by 1998.  The DOE had planned to meet its NWPA and Standard Contract disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada.  In June 2008, the DOE submitted its Yucca Mountain construction authorization application to the NRC, but in March 2010, the DOE filed a motion to dismiss with prejudice the Yucca Mountain construction authorization application.  Several legal proceedings followed challenging DOE’s withdrawal of its Yucca Mountain construction authorization application and the NRC’s cessation of its review of the Yucca Mountain construction authorization application, which were consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). Following the D.C. Circuit’s August 2013 order, the NRC issued two volumes of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. Publication of these volumes do not signal whether or when the NRC might authorize construction of the repository. APS is directly involved in legal proceedings related to the DOE’s failure to meet its statutory and contractual obligations regarding acceptance of spent nuclear fuel and high-level waste.

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

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the Court of Federal Claims. This lawsuit sought to recover damages incurred due to the DOE’s breach of the Standard Contract for failing to accept Palo Verde’s spent nuclear fuel and high-level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the NWPA. On August 18, 2014, APS and the DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by the DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2022. An additional extension is currently pending.

APS has submitted eight claims pursuant to the terms of the August 18, 2014 settlement agreement for eight separate time periods during July 1, 2011 through June 30, 2021. The DOE has approved and paid $123.9 million for these claims (APS’s share is $36 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 3. On October 31, 2022, APS filed its ninth claim pursuant to the terms of the August 18, 2014, settlement agreement in the amount of $14.3 million (APS’s share is $4.2 million). In February 2023, the DOE approved this claim.

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

Nuclear Decommissioning Costs — APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for decommissioning its interests in Palo Verde Units 1, 2 and 3.  The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’s ACC jurisdictional rates.  Decommissioning costs are recoverable through a non-bypassable system benefits charge (paid by all retail customers taking service from the APS system).  Based on current nuclear decommissioning trust asset balances, site specific decommissioning cost studies, anticipated future contributions to the decommissioning trusts, and return projections on the asset portfolios over the expected remaining operating life of the facility, we are on track to meet the current site-specific decommissioning costs for Palo Verde at the time the units are expected to be decommissioned. See Note 18 for additional information about APS’s nuclear decommissioning trusts.

Palo Verde Liability and Insurance Matters — See “Palo Verde Generating Station — Nuclear Insurance” in Note 10 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Natural Gas and Oil Fueled Generating Facilities

APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near Palo Verde; Ocotillo, located in Tempe (discussed below); Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma. Several of the units at Yucca run on either gas or oil. APS has two oil-only power plants: Fairview, located in the town of Douglas, Arizona and Yucca GT-4 in Yuma, Arizona. APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District. APS has a total entitlement from these plants of 3,573 MW. A portion of the gas for these plants is financially hedged up to three years in advance of purchasing and that position is converted to a physical gas purchase one month prior to delivery. APS has long-term gas transportation agreements with three different companies, some of which are effective through 2049. Fuel oil is acquired under short-term purchases delivered by truck directly to the power plants.

Ocotillo was originally a 330 MW 4-unit gas plant located in Tempe. In early 2014, APS announced a project to modernize the plant, which involved retiring two older 110 MW steam units, adding five 102 MW combustion turbines, and maintaining two existing 55 MW combustion turbines. In total, this increased the capacity of the site by 290 MW to 620 MW. The Ocotillo modernization project was completed in 2019.

Coal Fueled Generating Facilities

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

On June 29, 2018, 4CA and NTEC entered into an asset purchase agreement providing for the sale to NTEC of 4CA’s 7% interest in Four Corners. NTEC assumed 4CA’s reclamation and decommissioning obligations associated with the 7% interest. The sale transaction closed on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million and paid the purchase price over four years pursuant to a secured interest-bearing promissory note, which was paid in full as of June 30, 2022. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC’s 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West’s guarantee is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement.

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041. The Navajo Nation approved these amendments in March 2011. The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant. A federal environmental review was undertaken as part of the DOI review process and culminated in the issuance by DOI of a record of decision on July 17, 2015, justifying the agency action to extend the life of the plant and the adjacent mine.

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners beginning in fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons when electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. APS anticipates that it will elect not to begin seasonal operation in November 2023, unless market conditions change.

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

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant. See Note 3 for details related to the resulting regulatory asset plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material.

See Note 10 for information regarding APS’s coal mine reclamation obligations related to these coal-fired plants.

Solar Facilities

APS developed utility scale solar resources through the 180 MW ACC-approved AZ Sun Program, investing approximately $675 million in this program. These facilities are owned by APS and are located in multiple locations throughout Arizona. In addition to the AZ Sun Program, APS developed the 44 MW Red Rock Solar Plant, which it owns and operates. Two of our large customers purchase renewable energy credits from APS that are equivalent to the amount of renewable energy that Red Rock is projected to generate.

APS owns and operates more than thirty small solar systems around the state. Together they have the capacity to produce approximately 4 MW of renewable energy. This fleet of solar systems includes a 3 MW facility located at the Prescott Airport and 1 MW of small solar systems in various locations across

Arizona. APS has also developed solar photovoltaic distributed renewable energy systems installed as part of the Community Power Project in Flagstaff, Arizona. The Community Power Project, approved by the ACC on April 1, 2010, was a pilot program through which APS owns, operates, and receives energy from approximately 1 MW of solar photovoltaic distributed renewable energy systems located within a certain test area in Flagstaff, Arizona. The pilot program is now complete and as part of the 2017 Rate Case Decision, the participants have been transferred to the Solar Partner Program described below. Additionally, APS owns 13 MW of solar photovoltaic systems installed across Arizona through the ACC-approved Schools and Government Program.

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

Energy Storage

APS deploys a number of advanced technologies on its system, including energy storage. Energy storage provides capacity, improves power quality, can be utilized for system regulation and, in certain circumstances, be used to defer certain traditional infrastructure investments. Energy storage also aids in integrating renewable generation by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to meet customer reliability requirements, increase renewable utilization, and further our understanding of how storage works with other advanced technologies and the grid.

In 2018, APS issued a request for proposal (“RFP”) for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are currently expected to be in service during the first quarter of 2023. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract, with a 2023 in-service date, will complete the addition of storage on current APS-owned utility-scale solar facilities.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under the agreements is expected to begin in 2023.

In December 2020, APS issued two RFPs (collectively, the “December 2020 RFPs”). As a result of the December 2020 RFPs, APS executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW; and (b) two PPAs for solar plus storage resources totaling 275 MW. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021 and on April 13, 2022 for the remaining project. Service under the agreements is expected to begin in 2023 and 2024.

In May 2022, APS issued an RFP to address resource needs for 2025 and beyond (the “2022 RFP”). As a result of the 2022 RFP, as of January 2023, APS has executed a 20-year PPA for solar plus storage resources totaling 300 MW. The PPA is subject to ACC approval to enable cost recovery through the PSA, which was requested in December 2022 and approved in February 2023. Service under this agreement is expected to begin in 2025.

APS currently plans to install more than 1,200 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of December 31, 2022. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned Energy Storage	—	201
PPAs Energy Storage	—	1,025
Residential Energy Storage	19(a)	7
Total Energy Storage Portfolio	19	1,233
(a)     This includes 18.5 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.

Renewable Energy Portfolio

To date, APS has a diverse portfolio of existing and planned renewable resources totaling 3,894 MW, including solar, wind, geothermal, biomass and biogas. Of this portfolio, 2,418 MW are currently in operation and 1,476 MW are under contract for development or are under construction. Renewable resources in operation include 264 MW of facilities owned by APS, 736 MW of long-term purchased power agreements, and an estimated 1,418 MW of customer-sited, third-party owned distributed energy resources.

As previously discussed, in May 2022, APS issued an RFP to address resource needs for 2025 and beyond. The 2022 RFP solicits competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while also considering resources that can be online as late as 2027. The 2022 RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022. As a result of the 2022 RFP, and as of December 31, 2022, APS has signed a PPA for 300 MW of solar plus energy storage resources and a PPA for 216 MW of wind resources. Once APS secures those important resources and closes out the 2022 RFP, APS intends to issue APS’s next RFP to address future resource needs.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  See “Energy Sources and Resource Planning — Generation Facilities — Solar Facilities” above for information regarding APS-owned solar facilities and “Energy Sources and Resource Planning — Generation Facilities — Energy Storage” above for more information regarding APS-owned energy storage facilities.

The following table summarizes APS’s renewable energy sources currently in operation and under development as of December 31, 2022.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		6
Chino Valley	Chino Valley, AZ	2012		20
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		38
Gila Bend	Gila Bend, AZ	2014		36
Luke AFB	Glendale, AZ	2015		11
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				180	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		44
Agave Solar	Arlington, AZ	2023			150
Distributed Energy:
APS Owned (a)	AZ	Various		36
Total APS Owned				264	150
Purchased Power Agreements
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15

Gillespie	Maricopa County, AZ	2013	30	15
CO Bar Solar A	Coconino County, AZ	2023	18		80
CO Bar Solar B	Coconino County, AZ	2023	18		80
Mesquite Solar 5	Tonopah, AZ	2023	20		60
Sunstreams 3	Arlington, AZ	2024	20		215
Sunstreams 4	Arlington, AZ	2025	20		300
Wind:
Aragonne Mesa	Santa Rosa, NM	2022	20	200
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Chevelon Butte	Winslow, AZ	2023	20		238
Chevelon Butte II	Winslow, AZ	2024	20		216
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	25	14
Biogas:
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				736	1,189
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		1,385	137
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				1,418	137
Total Renewable Portfolio				2,418	1,476
(a)Includes Flagstaff Community Power Project, APS School and Government Program, APS Solar Partner Program, and APS Solar Communities Program.
(b)Includes rooftop solar facilities owned by third parties. DG is produced in DC and is converted to AC for reporting purposes.

Purchased Power Contracts

In addition to its own available generating capacity, APS purchases electricity under various arrangements, including long-term contracts and purchases through short-term markets to supplement its owned or leased generation and hedge its energy requirements.  A portion of APS’s purchased power expense is netted against wholesale sales on the Consolidated Statements of Income.  See Note 15. APS continually assesses its need for additional capacity resources to assure system reliability. In addition, APS has also entered into several PPAs for energy storage. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for details on our energy storage PPAs.

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2022, is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2023	45
Demand Response Agreement	Summer seasons through 2025	75
Tolling Agreement	May 1 through October 31, 2021-2027	463
Tolling Agreement	Summer seasons from Summer 2020 through Summer 2025	565
Tolling Agreement	June 1 through September 30, 2020-2026	570
Renewable Energy (b)	Various	736
(a)Up to 45 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.
(b)Does not include MW of capacity planned or under development. Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio.”
Current and Future Resources

Current Demand and Reserve Margin

Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2022 peak one-hour demand on its electric system was recorded on July 11, 2022, at 7,587 MW, compared to the 2021 peak of 7,580 MW recorded on June 18, 2021.  APS’s reserve margin at the time of the 2022 peak demand, calculated using system load serving capacity, was 13%.  For 2023, due to expiring purchased power contracts, APS is procuring market resources to maintain its minimum 15% planning reserve criteria.

Future Resources and Resource Plan

ACC rules require utilities to develop 15-year Integrated Resource Plans (“IRP”) which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged. Based on an ACC decision, APS was originally required to file its IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRPs from April 1, 2020, to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. In February 2022, the ACC acknowledged APS’s IRP. The ACC also approved certain amendments to the IRP process, including, setting an EES of 1.3% of retail sales annually (averaged over a three-year period) and a demand-side resource capacity of 35% of 2020 peak demand by January 1, 2030. Due to current projected future resource needs and load forecasts, APS continues to need to develop or acquire additional capacity. APS intends to file its next IRP later in 2023.

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

Energy Imbalance Market & Wholesale Market

In 2016, APS began to participate in the Energy Imbalance Market (“EIM”), a voluntary, real-time optimization market operated by the CAISO. The EIM allows for rebalancing supply and demand in 15-minute blocks and dispatching generation every five minutes, instead of the traditional one-hour blocks. APS continues to expect that its participation in EIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS is in discussions with the EIM operator, CAISO, and other EIM participants about the feasibility of creating a voluntary day-ahead market to achieve more cost savings and use the region’s renewable resources more efficiently. APS also is in discussions with Southwest Power Pool, a market operator developing a day-ahead and real-time market for the Western Interconnection. In addition, APS is participating in the Western Resource Adequacy Program administered by the Western Power Pool. These efforts are driven by three objectives of reducing customer cost, improving reliability, and incorporating more clean energy on APS’s system.

Energy Modernization Plan

On July 30, 2020, the ACC Staff issued final draft energy rules, which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear power was defined as a clean energy resource. The proposed rules also required 50% of retail energy served be renewable by the end of 2035. On November 13, 2020, the ACC approved a final draft energy rules package which required additional procedural steps in the rulemaking process. In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments to the final energy rules. The adopted rules require 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider All-Source RFP requirements and the IRP process. During the August 2022 ACC Open Meeting, Commissioners voted to postpone a decision on the All-Source RFP and IRP rulemaking package until 2023. APS cannot predict the outcome of this matter. See Note 3 for additional information related to these energy rules.

Renewable Energy Standard

In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas, and geothermal technologies.  The renewable energy requirement is 13% of retail electric sales in 2023 and increases annually until it reaches 15% in 2025.

A component of the RES is focused on stimulating development of distributed renewable energy systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed renewable energy requirement, which was waived by the ACC as a part of APS’s 2023 RES Implementation Plan, would have been 30% of the overall RES requirement of 13% in 2023. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan. On July 1, 2021, APS filed its 2022 RES Implementation Plan, which was subsequently amended on December 9, 2021. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group to convene and develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS is proposing a small, pilot scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. The community solar program was deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

On July 1, 2022, APS filed its 2023 RES Implementation Plan, and on November 10, 2022, the ACC approved the 2023 RES Implementation Plan, including APS’s requested waiver of the distributed energy requirement for 2023. The following table summarizes the RES requirement standard and its timing:

	2023	2025
RES (inclusive of distributed energy) as a percent of retail electric sales	13%	15%
Percent of RES to be supplied from distributed renewable energy resources (a)	30%	30%
(a)The distributed renewable energy requirement has been waived for 2023.

On April 21, 2015, the RES rules were amended to require utilities to report on all eligible renewable resources in their service territory, irrespective of whether the utility owns renewable energy credits associated with such renewable energy. The rules allow the ACC to consider such information in determining whether APS has satisfied the requirements of the RES.

Demand Side Management

On January 1, 2011, Arizona regulators adopted an EES of 22% cumulative annual energy savings by 2020 to increase energy efficiency and other DSM programs encouraging customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. APS achieved the 22% EES in 2021. See Note 3 for information regarding energy efficiency, other DSM obligations and the Energy Modernization Plan.

Competitive Environment and Regulatory Oversight

Retail

The ACC regulates APS’s retail electric rates and its issuance of securities.  The ACC must also approve any significant transfer or encumbrance of APS’s property used to provide retail electric service and approve or receive prior notification of certain transactions between Pinnacle West, APS, and their respective affiliates. See Note 3 for information regarding ACC’s regulation of APS’s retail electric rates.

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

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020 ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed and the Governor signed a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. APS cannot predict what impact, if any, this change will have on APS.

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. APS opposes Green Mountain Energy’s application and intends to intervene to contest it. On November 3, 2021, the ACC submitted questions to the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided insights on the applicable law.

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

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  See Note 3 for information regarding APS’s transmission rates.  During 2022, approximately 11.6% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and natural gas.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

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

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent successful attempts by Congress to pass legislation that would regulate GHG emissions, and it is unclear at this time whether legislation regulating or limiting utility-sector GHG emissions under consideration in the 118th Congress will become law. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is written, enacted, and the specifics of the resulting program are established. These factors include, without limitation, the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available; and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

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

On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That decision, which endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP, was subsequently reversed by the U.S. Supreme Court on June 30, 2022. While the current administration has expressed its intent to develop new carbon emission regulations governing existing power plants sometime in 2023, such action will be constrained by the U.S. Supreme Court’s decision that the CPP violated the Clean Air Act. Nonetheless, we cannot at this time predict the outcome of pending EPA rulemaking proceedings related to carbon emissions from existing power plants.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standards (“NAAQS”) and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, RCRA, Superfund, the Navajo Nation, and water supplies for our power plants. The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants. The economics of continuing to own certain resources, particularly our fossil-fuel powered plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments. APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement but cannot predict whether it would obtain such recovery.

EPA Environmental Regulation

Regional Haze Rules. In 1999, EPA announced regional haze rules to reduce visibility impairment in national parks and wilderness areas. The rules require states (or, for sources located on tribal land, EPA) to determine what pollution control technologies constitute the BART for certain older major stationary sources, including fossil-fuel fired power plants. EPA subsequently issued the Clean Air Visibility Rule, which provides guidelines on how to perform a BART analysis. Final regulations imposing BART requirements have now been imposed on each APS coal-fired power plant. Four Corners was required to install new pollution controls to comply with BART, while similar pollution control installation requirements were not necessary for Cholla.

Cholla. In early 2017, EPA approved a final rule containing a revision to Arizona’s State Implementation Plan (“SIP”) for Cholla that implemented BART requirements for this facility, which did not require the installation of any new pollution control capital improvements. In conjunction with the closure of Cholla Unit 2 in 2015, APS has committed to ceasing coal combustion within Units 1 and 3 by

April 2025. PacifiCorp retired Cholla Unit 4 at the end of 2020. See “Cholla” in Note 3 for information regarding future plans for Cholla and details related to the resulting regulatory asset.

Four Corners. Based on EPA’s final standards, APS’s 63% share of the cost of required BART controls for Four Corners Units 4 and 5 was approximately $400 million, which has been incurred.  See Note 3 for information regarding the related rate recovery. In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC purchased the interest from 4CA on July 3, 2018. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

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
•With respect to APS’s Cholla facility, the Company’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. On January 11, 2022, EPA began issuing proposed decisions pursuant to this provision of the federal CCR regulations and APS anticipates receiving a proposed decision with respect to the Cholla facility in 2023.

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

Superfund-Related Matters. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air.  Those who released, generated, transported to, or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”). PRPs may be strictly, jointly, and severally liable for clean-up. On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”). The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. APS cannot predict the EPA’s timing with respect to this matter. APS estimates that its cost related to this investigation and study is approximately $3 million. APS anticipates incurring additional expenditures in the future, but because the ultimate remediation requirements are not yet finalized by EPA, at the present time, expenditures related to this matter cannot be reasonably estimated.

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

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID’s CERCLA claims concerning both past and future cost recovery. APS’s share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the ancillary service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. While this lawsuit remains pending, on September 30, 2022, the U.S. District Court for the District of Arizona granted partial summary judgment to the direct defendants for $20.6 million of the $21 million in CERCLA response costs claimed by the service provider. We are unable to predict the outcome of any further litigation related to the remaining response costs at issue in this litigation; however, we do not expect the outcome to have a material impact on our financial position, results of operations, or cash flows.

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. APS filed its response to this information request on April 29, 2022. On January 17, 2023, EPA contacted APS to inform APS that it would be commencing on-site investigations within the SIBW site, including the Ocotillo power plant, and performing a remedial investigation and feasibility study related to potential PFAS impacts to groundwater over the next two to three years. At the present time, we are unable to predict the outcome of this matter and expenditures related to this matter cannot be reasonably estimated.

Manufactured Gas Plant Sites. Certain properties which APS now owns or which were previously owned by it or its corporate predecessors were at one time sites of, or sites associated with, manufactured gas plants. APS is taking action to voluntarily remediate these sites. APS does not expect these matters to have a material adverse effect on its financial position, results of operations, or cash flows.

Four Corners National Pollutant Discharge Elimination System Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board (“EAB”) concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018. The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised ELGs for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities. To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018, to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the EAB again took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020, and the EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to this litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and is not expected to have a material impact on APS’s financial position, results of operations, or cash flows.

Water Supply

Based on a declaration from the U.S. Bureau of Reclamation, as of January 1, 2023, Arizona’s supply of Colorado River water will be subject to a Tier 2a shortage. This shortage will result in a reduction to Arizona’s share of the Colorado River water by 22 percent or 592,000-acre feet. This reduction, similar to the 2022 tier 1 shortage, will largely be felt by central Arizona’s agricultural users, mainly in Pinal County. In light of pre-existing mitigation measures at the state level, the Tier 2a shortage is not expected at this time to materially impact water supplies for customers in APS’s service territory, nor materially impact water supplies used by APS’s fleet of generation resources. As drought conditions across the southwestern U.S. region continue to worsen, APS will monitor water availability necessary for continued Company operations and, as necessary, implement measures to mitigate risks associated with future Colorado River shortage declarations.

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

At this time, the lower court proceedings in the Gila River adjudication are in the process of determining the specific hydro-geologic testing protocols for determining which groundwater wells located outside of the subflow zone of the Gila River should be subject to the adjudication court’s jurisdiction. A hearing to determine this jurisdictional test question was held in March 2018 in front of a special master, and a draft decision based on the evidence heard during that hearing was issued on May 17, 2018. The decision of the special master, which was finalized on November 14, 2018, accepts the proposed hydro-geologic testing protocols supported by APS and other industrial users of groundwater. A further ruling affirming this decision by the trial court judge overseeing the adjudication was issued on July 8, 2022. Further proceedings have been initiated to determine the specific hydro-geologic testing protocols for subflow depletion determinations. The determinations made in this final stage of the proceedings may ultimately govern the adjudication of rights for parties, such as APS, that rely on groundwater extraction to support their industrial operations. APS cannot predict the outcome of these proceedings.

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

Human Capital

The Company seeks to attract the best employees, retain those employees, and create a safe, inclusive, and productive work environment for all employees. We believe the strength of our employees is one of the significant contributors to our Company’s success. Human capital measures and objectives that the Company focuses on in retaining its talent and managing its business include the safety of our employees, career development, diversity, equity and inclusion, succession planning, hiring, voluntary turnover, compensation, benefits, employee experience, and engagement.

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

Diversity, Equity, and Inclusion

We believe that belonging matters. When we feel seen, heard, and valued, we can more effectively unite behind the APS Promise. Inclusion at the Company involves taking deliberate action to embrace the unique perspectives of each employee. We recognize that diversity of demographics, backgrounds and cultural perspective is a key driver for our success. Our internal diversity, equity, and inclusion team, supported by our Executive Diversity & Inclusion Council as well as other groups, leads this commitment with an emphasis on diversity among employees, in the workplace, and through our community involvement, as well as an increased focus on attracting and retaining diverse talent. This focus extends to individual business units in the Company, which report on the diversity of their teams during management review meetings to build awareness and address gaps of workforce diversity.

Our efforts to support and empower employees include a commitment to full inclusion of all our people. We have a robust, multi-year strategy for diversity, equity, and inclusion that focuses on eleven key areas, both internally- and externally-facing. In 2021, APS received recognition as winner of the Inclusive Workplace Award from Diversity Leadership Alliance and Arizona Society of Human Resource Management. The award recognizes APS as an Arizona corporation that leads by example, creating an inclusive environment in which employees can be their genuine, authentic selves, and partners on community outreach efforts and support.

Each year since 2020, we have conducted company-wide executive listening sessions to provide employees with opportunities to be heard on their experiences at the Company. In 2019, we signed the UNITY Pledge in support of full inclusion and equality in employment, housing, and public accommodations for all Arizonans, including gay and transgender people. The UNITY Pledge reinforces our commitment to fostering an environment that recognizes our employees’ unique needs and celebrates the value of diverse perspectives. The Company sponsors ten employee network groups that are intended to create a sense of inclusion and belonging for employees.

We continue to focus on hiring diverse employees as well as hiring employees from our veteran community. During 2022, 44% of external hires were ethnically or racially diverse, 40% were female and 7% were veterans. Additionally, as of December 31, 2022, 35% of our employees are ethnically or racially diverse, 26% are female, and 15% are veterans. Finally, as of December 31, 2022, 39% of the Company’s officers are female, and 18% are ethnically or racially diverse.

Succession Planning

Through a strong focus on succession planning, we ensure that our Company is prepared to fill executive and other key leadership roles with capable, experienced employees. We continually revisit and revise succession plans to make certain that qualified individuals are in place to move into critical positions. We have strategically selected successors for our management team to lead our Company into the future with strong and sustainable performance. In addition, we assure that each business unit of the Company has talent management strategies and development plans to meet its future leadership needs. Effective succession planning helps us identify employees with leadership potential and also allows us to evaluate any gaps in education, skills and experience that need to be addressed to prepare those employees to move into leadership roles. At management review meetings, officers and directors review how business units are addressing succession planning, leadership opportunities, and retirement projections.

Talent Strategy and Development

We place significant focus on attracting and developing a skilled workforce. To attract and retain top talent, we provide formal professional development programs through blended learning education and leadership training. Our employees have access to a wide variety of training and development opportunities, including leadership academies, rotational programs, mentoring programs, industry certifications, and loaned executive programs. In 2022, we graduated 138 individuals from our three academies (Leadership Academy, Impact and Influence Academy, and Strategic Leadership Academy). Additionally, our Learning and Development organization was recognized as a top training organization, earnings an APEX Award from Training Magazine.

Talent pipelines help sustain our skilled workforce needs. Pipeline strategies include our apprentice and rotational programs. Additionally, our recruiters target specific colleges and programs of study that we have identified as talent pipelines. In 2022, we hosted 54 summer interns with a diversity rate of 63%.

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

Employee Engagement

An annual employee experience survey and focused quarterly pulse-surveys, enable us to gather employee feedback, identify opportunities for improvement, and compare our performance to other companies. Through the surveys, we track our Employee Experience Index, a set of seven questions that encompass key elements of a positive employee experience, including recognition, career development possibilities, and pride in the organization. Based on survey results, business units and individual managers are encouraged to take meaningful actions to improve the employee experience. In response to past surveys, we have launched enterprise-wide initiatives focused on improving communication between employees and management as well as removing obstacles that prevent job success. Other initiatives driven by the survey have given employees more access to leadership and improved meeting efficiency. Our cross-functional Employee Engagement Council focuses on improving employee recognition across the organization. We work to ensure that a positive work environment is maintained for all employees. Through an outreach initiative, we obtain feedback from new hires regarding their employee experience. In 2019, we integrated our employee experience surveys with onboarding surveys and exit interviews. Bringing together these elements allows us to get a more complete picture of the experience of our employees, from the time they join the Company until they decide to leave.

Company Culture

In 2020, the Company launched the APS Promise, anchoring our commitment to our customers, community, and each other. The Promise explains our purpose, vision, and mission and the principles and behaviors that will empower us to achieve our strategic goals. It represents the opportunity to build on our cultural strengths and develop new behaviors to enable our future success.

BUSINESS OF OTHER SUBSIDIARIES

Bright Canyon Energy

On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  As of December 31, 2022, BCE had total assets of approximately $115.3 million.

In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

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

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC on May 21, 2021, which was denied on September 9, 2022. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. On October 7, 2022, the request for rehearing was denied by FERC. FERC has not ruled on the motion for stay. Clear Creek has filed a Petition for Review with the U.S. Court of Appeals and Motion for Stay Pending Appeal, both of which are still pending.

Tenaska Clear Creek Wind, LLC filed a second complaint with FERC on May 25, 2022, alleging that the wind farm was being curtailed in a discriminatory manner. The May 25, 2022 Complaint was denied by FERC on December 15, 2022 and Tenaska Clear Creek Wind, LLC requested Rehearing of the denial on January 13, 2023.

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion, or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these on-going disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 includes an after-tax loss of $12.8 million relating to this impairment.

BCE has started construction on a microgrid facility in Los Alamitos, California (“Los Alamitos”) featuring 31 MW of solar, 20 MW of battery storage, and 3 MW of backup generators. Supported by a long-term PPA with San Diego Gas and Electric Company, Los Alamitos will supply 20 MW of solar and battery storage capacity to the Southern California grid and provide resilient backup power in the event of a grid emergency to the Army and California National Guard at Joint Forces Training Base Los Alamitos. The Los Alamitos project is scheduled to achieve commercial operation in third-quarter 2023. See Note 6 regarding a credit agreement entered into by BCE to finance capital expenditures and related costs for this microgrid project.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year PPA with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024.

El Dorado

El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado is actively seeking to prudently realize the value of these investments.  In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of December 31, 2022, El Dorado has contributed approximately $12.5 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formerly invisionAZ Fund), which is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of December 31, 2022, El Dorado has contributed approximately $2.6 million to the AZ-VC. The remainder of the investments will be contributed by El Dorado as investments are selected by the AZ-VC.

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  BCE and 4CA are incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2022
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	82
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	5,772
BCE	400 East Van Buren Street Phoenix, AZ 85004	2014	7
El Dorado	400 East Van Buren Street Phoenix, AZ 85004	1983	—
4CA	400 East Van Buren Street Phoenix, AZ 85004	2016	—
Total			5,861

The APS number includes employees at jointly-owned generating facilities (approximately 2,059 employees) for which APS serves as the generating facility manager.  Approximately 1,162 APS employees are union employees, represented by the International Brotherhood of Electrical Workers (“IBEW”). In March 2020, the Company concluded negotiations with the IBEW and approved a three-year extension of the contract set to expire on April 1, 2020.  Under the extension, union members received wage increases for 2020, 2021 and 2022; there were no other changes. The current contract expires on April 1, 2023, and APS and the IBEW are currently engaged in negotiations to renew the contract.

WHERE TO FIND MORE INFORMATION

We use our website (www.pinnaclewest.com) as a channel of distribution for material Company information.  The following filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”):  Annual Reports on Form 10-K, definitive proxy statements for our annual shareholder meetings, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is www.sec.gov. Our board and committee charters, Code of Ethics for Financial Executives, Code of Ethics and Business Practices, and other corporate governance information is also available on the Pinnacle West website.  Pinnacle West will post any amendments to the Code of Ethics for Financial Executives and Code of Ethics and Business Practices, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on its website.  The information on Pinnacle West’s website is not incorporated by reference into this report.

You can request a copy of these documents, excluding exhibits, by contacting Pinnacle West at the following address:  Pinnacle West Capital Corporation, Office of the Corporate Secretary, Mail Station 8602, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-3011).

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
APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business, liquidity and results of operations and its ability to fully recover costs from utility customers in a timely manner.  The ACC regulates APS’s retail electric rates and FERC regulates rates for wholesale power sales and transmission services.  The profitability of APS is affected by the rates it may charge and the timeliness of recovering costs incurred through its rates and adjustor recovery mechanisms. Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of any APS rate proceedings, adjustor recovery and ancillary matters which may come before the ACC and FERC, including in some cases how court challenges to these regulatory decisions are resolved. Arizona, like certain other states, has a statute that allows the ACC to reopen prior decisions and modify otherwise final orders under certain circumstances. Additionally, given that APS is subject to oversight by several regulatory agencies, a resolution by one may not foreclose potential actions by others for similar or related matters. See Note 10.
The ACC must also approve APS’s issuance of equity and debt securities and any significant transfer or encumbrance of APS property used to provide retail electric service and must approve or receive prior notification of certain transactions between us, APS, and our respective affiliates, including the infusion of equity into APS.  Decisions made by the ACC or FERC could have a material adverse impact on our financial condition, results of operations, or cash flows.

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
Changes in laws or regulations that govern APS, new interpretations of law and regulations, or the imposition of new or revised laws or regulations could have an adverse impact on the manner in which we operate our business and our results of operations. In particular, new or revised laws or interpretations of existing laws or regulations may impact or call into question the ACC’s permissive regulatory authority, which may result in uncertainty as to jurisdictional authority within our state, and uncertainty as to whether ACC decisions will be binding or challenged by other agencies or bodies asserting jurisdiction. In November 2021, the Arizona Court of Appeals issued an opinion that called into question the ACC-approved limitation of liability provision found in the APS Service Schedules. APS sought review of the decision at the Arizona Supreme Court, which was denied; however, the Supreme Court depublished portions of the Court of Appeals’ decision. APS is seeking revised tariff language to mitigate potential adverse impacts on APS’s future, potential litigation exposure which may result from this court decision. We are unable to predict the impact on our business and operating results from any pending or future regulatory or legislative rulemaking.
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
Coal Ash. In December 2014, EPA issued final regulations governing the handling and disposal of CCR, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste. APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. To the extent the rule requires the closure or modification of these CCR units, modification or changes to the manner of closure of such units, or the construction of new CCR units beyond what we currently anticipate, APS would incur significant additional costs for CCR disposal. In addition, the rule may also require corrective action to address releases from CCR disposal units or the presence of CCR constituents within groundwater near CCR disposal units above certain regulatory thresholds.
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
APS cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’s customers, could have a material adverse effect on its financial condition, results of operations, or cash flows.  Due to current or potential future regulations or legislation coupled with trends in natural gas and coal prices, or other clean energy rules or initiatives, the economics or feasibility of continuing to own certain resources, particularly coal facilities, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement but cannot predict whether it would obtain such recovery.
APS faces potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG emissions, as well as physical and operational risks related to climate effects.
Concern over climate change has led to significant legislative and regulatory efforts to limit CO2, which is a major byproduct of the combustion of fossil fuel, and other GHG emissions.

Potential Financial Risks — Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. In 2015, EPA finalized a rule to limit CO2 emissions from existing power plants, the Clean Power Plan, or CPP. The implementation of this rule within the jurisdictions where APS operates would have resulted in a shift in generation from coal to more natural gas and renewable generation. Because of a view that the federal Clean Air Act did not permit such an expansive use of administrative authority over utility generation resources, in 2019 regulations were issued that repealed the CPP and replaced it with a far narrower set of regulations focused solely on coal-fired power plant efficiency improvements. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new regulations governing carbon emissions from existing power plants consistent with the court’s ruling. That decision, which endorsed an expansive view of the federal Clean Air Act consistent with the CPP, was subsequently reversed by the U.S. Supreme Court on June 30, 2022. While the current administration has expressed its intent to develop new carbon emission regulations governing existing power plants in 2023, such action will be constrained by the U.S. Supreme Court’s decision that the CPP violated the Clean Air Act.
Depending on the outcome of future carbon emission rulemakings under the Clean Air Act targeting new and existing power plants, the utility industry may become subject to more stringent and expansive regulations. Depending on the means of compliance with federal emission performance standards, the electric utility industry may be forced to incur substantial costs necessary to achieve compliance. In addition, we anticipate that such regulations will be challenged in federal court prior to their implementation. Depending on the outcome of such judicial review, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or imposing direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
Physical and Operational Risks. Weather extremes such as drought and high temperature variations are common occurrences in the southwest United States’ desert area, and these are risks that APS considers in the normal course of business in the engineering and construction of its electric system. Large increases in ambient temperatures could require evaluation of certain materials used within its system and may represent a greater challenge. Limitations on water supplies necessary to operate electric generation infrastructure could arise from prolonged drought and shortage declarations associated with key surface water resources. As part of conducting its business, APS recognizes that the southwestern United States is particularly susceptible to the risks posed by climate change, which over time is projected to exacerbate high temperature extremes and prolong drought in the area where APS conducts its business.
Co-owners of our jointly owned generation and transmission facilities may have unaligned goals and positions due to the effects of legislation, regulations, economic conditions, or changes in our industry, which could have a significant impact on our ability to continue operations of such facilities.
APS owns certain of its power plants and transmission facilities jointly with other owners, with varying ownership interests in such facilities. Changes in the nature of our industry and the economic viability of certain plants and facilities, including impacts resulting from types and availability of other resources, fuel costs, legislation, and regulation, together with timing considerations related to expiration of leases or other agreements for such facilities, could result in unaligned positions among co-owners. Differences in the co-owners’ willingness or ability to continue their participation could lead to eventual shut down of units or facilities and uncertainty related to the resulting cost recovery of such assets. See Note 3 for a discussion of the Navajo Plant and Cholla retirement and the related risks associated with APS’s continued recovery of its remaining investment in the plant.

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
In November 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed and the Governor signed a bill that repealed the electric deregulation law that had been in place in Arizona since 1998.
OPERATIONAL RISKS
APS’s results of operations can be adversely affected by various factors impacting demand for electricity.
Weather Conditions.  Weather conditions directly influence the demand for electricity and affect the price of energy commodities.  Electric power demand is generally a seasonal business.  In Arizona, demand for power peaks during the hot summer months, with market prices also peaking at that time.  As a result, APS’s overall operating results fluctuate substantially on a seasonal basis.  In addition, APS has historically sold less power, and consequently earned less income, when weather conditions are milder.  As a result, unusually mild weather could diminish APS’s financial condition, results of operations, or cash flows.
Apart from the impact upon electricity demand, weather conditions related to prolonged high temperatures or extreme heat events present operational challenges. In the southwestern United States, where APS conducts its business, the effects of climate change are projected to increase the overall average temperature, lead to more extreme temperature events, and exacerbate prolonged drought conditions leading to the declining availability of water resources. Extreme heat events and rising temperatures are projected to reduce the generation capacity of thermal-power plants and decrease the efficiency of the transmission grid. These operational risks related to rising temperatures and extreme heat events could affect APS’s financial condition, results of operations, or cash flows.

Higher temperatures may decrease the snowpack, which might result in lowered soil moisture and an increased threat of forest fires.  Forest fires could threaten APS’s communities and electric transmission lines and facilities.  Any damage caused as a result of forest fires could negatively impact APS’s financial condition, results of operations, or cash flows. In addition, the decrease in snowpack can also lead to reduced water supplies in the areas where APS relies upon non-renewable water resources to supply cooling and process water for electricity generation. Prolonged and extreme drought conditions can also affect APS’s long-term ability to access the water resources necessary for thermal electricity generation operations. Reductions in the availability of water for power plant cooling could negatively impact APS’s financial condition, results of operations, or cash flows.
Effects of Energy Conservation Measures and Distributed Energy Resources.  APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn impact the demand for electricity.  APS must also meet certain distributed renewable energy requirements.  A portion of APS’s total renewable energy requirement must be met with an increasing percentage of distributed renewable energy resources (generally, small scale renewable technologies located on customers’ properties).  The distributed renewable energy requirement is 30% of the applicable RES requirement for 2012 and subsequent years (this requirement has been waived by the ACC for 2023).  Customer participation in distributed renewable energy programs would result in lower demand since customers would be meeting some of their own energy needs.
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
Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 2.1% for the year ended December 31, 2022, compared with the prior-year period. For the three years through 2022, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2023 and the average annual growth to be in the range of 1.5% to 2.5% through 2025 based on anticipated steady population growth in Arizona during that period.
Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 2.4% for the year ended December 31, 2022, compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were a strong improvement in sales to commercial and industrial customers and the ramp-up of new data center customers.
For the three years through 2022, annual retail electricity sales growth averaged 2.5%, adjusted to exclude the effects of weather variations. Due to the expected rapid growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 3.5% to 5.5% for 2023 and that average annual growth will be in the range of 4.5% to 6.5% through 2025, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to average annual growth in the range of 3.5% to 5.5% through 2025.
Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs, and growth in DG, and responses to retail price changes.  Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $5 million.
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
Wildfires have the potential to affect the communities that APS serves and APS’s vast network of electric transmission and distribution lines and facilities. The potential likelihood of wildfires has increased due to many of the same weather and climate change impacts existing in Arizona as those that led to the catastrophic wildfires in California. While we proactively take steps to mitigate wildfire risk in the areas of our electrical assets, wildfire risk is always present due to APS’s expansive service territory. APS could be held liable for damages incurred as a result of wildfires if it was determined that they were caused by or enhanced due to APS’s negligence. Any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact APS’s financial condition, results of operations, or cash flows.
The inability to successfully develop, acquire or operate generation resources to meet future resource needs and load forecasts in accordance with reliability requirements and other new or evolving standards and regulations could adversely impact our business.
Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations, and the need to obtain various regulatory approvals create uncertainty surrounding our current and future generation portfolio. The current regulatory standards, laws, and regulations create strategic challenges as to the appropriate generation portfolio and fuel diversification mix. In addition, APS is required by the ACC to meet certain energy resource portfolio requirements, including those related to renewables development and energy efficiency measures, in addition to specific competitive resource procurement requirements. The development and operation of any generation facility is also subject to many risks, including those related to financing, siting, permitting, new and evolving technology, and the construction of sufficient transmission capacity to support these facilities. APS needs to develop or acquire new generation facilities, potentially modernize existing facilities, and/or contract for additional capacity in order to meet future resource needs and load forecasts. APS’s inability to do so could have a material adverse impact on our business and results of operations.
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
In January 2020, APS announced its goal to provide 100% clean, carbon-free electricity by 2050 with an intermediate 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy. APS’s ability to successfully execute its clean energy commitment is dependent upon a number of external factors, some of which include supportive national and state energy policies, a supportive regulatory environment, sales and customer growth, the development, deployment and advancement of clean energy technologies, adequate supply chain for generation resources, and continued access to capital markets.
The lack of access to sufficient supplies of water could have a material adverse impact on APS’s business and results of operations.
Assured supplies of water are important for APS’s generating plants.  Water in the southwestern United States is limited, and various parties have made conflicting claims regarding the right to access and use such limited supply of water.  Both groundwater and surface water in areas important to the operation of APS’s generating plants have been and are the subject of inquiries, claims and legal proceedings.  In addition, the region in which APS’s power plants are located suffer from prolonged drought conditions, which could potentially affect the plants’ water supplies.  Climate change is also projected to exacerbate such drought conditions. In addition, Colorado River water supplies for Arizona are subject to a Tier 2a shortage declaration, which substantially limits the quantity of water available for the state. APS’s inability to access sufficient supplies of water, along with that of its customers, could have a material adverse impact on our business and results of operations.
We are subject to cybersecurity risks and risks of unauthorized access to our systems that could adversely affect our business and financial condition.
We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. In the regular course of our business, we handle a range of sensitive security, customer, and business systems information. There appears to be an increasing level of activity, sophistication, and maturity of threat actors, including from both nation state and non-nation state actors, that seek to exploit potential vulnerabilities in the electric utility industry and wish to disrupt the U.S. bulk power system, our information technology systems, generation (including our Palo Verde nuclear facility), transmission and distribution facilities, and other infrastructure facilities and systems and physical assets. We have been and could be the target of attacks, and the aforementioned systems are critical areas of cyber protection for us.
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
If a significant cybersecurity event or breach were to occur, we may not be able to fulfill critical business functions and we could (i) experience property damage, disruptions to our business, theft of or unauthorized access to customer, employee, financial or system operation information or other information; (ii) experience loss of revenue or incur significant costs for repair, remediation and breach notification, and increased capital and operating costs to implement increased security measures; and (iii) be subject to increased regulation, litigation and reputational damage. If such disruptions or breaches are not detected quickly, their effects could be compounded or could delay our response or the effectiveness of our response and ability to limit our exposure to potential liability. These types of events would also require significant management attention and resources and could have a material adverse impact on our financial condition, results of operations, or cash flows.
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
APS has an ownership interest in and operates on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the United States.  Palo Verde constitutes approximately 18% of APS’s owned and leased generation capacity.  Palo Verde is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems.  APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  APS may be required under federal law to pay up to $120.1 million (but not more than $17.9 million per year) of liabilities arising out of a nuclear incident not only at Palo Verde, but at any other nuclear power plant in the United States. In addition, APS is subject to retrospective premium adjustments under its nuclear property insurance policies with Nuclear Electric Insurance Limited (“NEIL”) for approximately $22.3 million if NEIL’s losses in any policy year exceed accumulated funds and if the retrospective premium assessment is declared by NEIL’s Board of Directors. Although APS has no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
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
Like many companies in the electric utility industry, our workforce is maturing, with approximately 30% of employees eligible to retire by the end of 2027. Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent. We are subject to other employee workforce factors, such as the availability and retention of qualified personnel and the need to negotiate collective bargaining agreements with union employees. These or other employee workforce factors could negatively impact our business, financial condition, or results of operations.
COVID-19 could negatively affect our business.
COVID-19 is a continually developing situation around the globe that has led to economic disruption and volatility in the financial markets. The spread of COVID-19 and efforts to contain the virus and mitigate its public health effects, could decrease demand for energy, lower economic growth, impact our employees and contractors, cause disruptions in our supply chain, increase certain costs, further increase volatility in the capital markets (and result in increases in the cost of capital or an inability to access the capital markets or draw on available credit facilities), delay the completion of capital or other construction projects and other operations and maintenance activities, delay payments or increase uncollectable accounts, impact our ability to hire or retain qualified employees, or cause other unpredictable events, each of which could adversely affect our business, results of operations, cash flows or financial condition.
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

We have significant pension plan and other postretirement benefits plan obligations to our employees and retirees, and legal obligations to fund our pension trust and nuclear decommissioning trusts for Palo Verde.  We hold and invest substantial assets in these trusts that are designed to provide funds to pay for certain of these obligations as they arise.  Declines in market values of the fixed income and equity securities held in these trusts may increase our funding requirements into the related trusts.  Additionally, the valuation of liabilities related to our pension plan and other postretirement benefit plans are impacted by a discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations.  Declining interest rates decrease the discount rate, increase the valuation of the plan liabilities, and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to OCI.  Changes in demographics, including increased number of retirements or changes in life expectancy and changes in other actuarial assumptions, may also result in similar impacts.  The minimum contributions required under these plans are impacted by federal legislation and related regulations.  Increasing liabilities or otherwise increasing funding requirements under these plans, resulting from adverse changes in legislation or otherwise, could result in significant cash funding obligations that could have a material impact on our financial position, results of operations, or cash flows.
We recover most of the pension and other postretirement benefit expense and all of the currently estimated nuclear decommissioning costs in our regulated rates.  Any inability to fully recover these costs in a timely manner could have a material negative impact on our financial condition, results of operations, or cash flows.
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
In Arizona and other states, a person or organization may file a ballot initiative or referendum with the Arizona Secretary of State or other applicable state agency and, if a sufficient number of verifiable signatures are presented, the initiative or referendum may be placed on the ballot for the public to vote on the matter. Ballot initiatives and referenda may relate to any matter, including policy and regulation related to the electric industry, and may change statutes or the state constitution in ways that could impact Arizona utility customers, the Arizona economy, and the Company. Some ballot initiatives and referenda are drafted in an unclear manner and their potential industry and economic impact can be subject to varied and conflicting interpretations. We may oppose certain initiatives or referenda (including those that could result in negative impacts to our customers, the state, or the Company) via the electoral process, litigation, traditional legislative mechanisms, agency rulemaking or otherwise, which could result in significant costs to the Company. The passage of certain initiatives or referenda could result in laws and regulations that impact our business plans and have a material adverse impact on our financial condition, results of operations, or cash flows.
General economic conditions could materially affect our business, financial condition, and results of operations.
General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; stagflation; deflation; supply chain constraints; unemployment trends; sanctions, trade restrictions, military interventions and the threat or possibility of war; terrorism or other global or national unrest; and political or financial instability. In particular, during 2021 and 2022, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty as to whether the rise in inflation will continue and for how long. Increases in inflation raise the Company’s costs for commodities, labor, materials and services. Additionally, COVID-19 severely impacted global supply chains, resulting in equipment delays and increased costs. A failure to recover the increased costs caused by increased inflation and supply chain constraints through our rates could have a material adverse impact on our financial condition, results of operations, or cash flows.
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
•change in our management;
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
In addition, the credit commitments of our lenders under our bank facilities may not be satisfied or continued beyond current commitment periods for a variety of reasons, including new rules and regulations, changes to the internal policies of our lenders, periods of financial distress or liquidity issues affecting our lenders or financial markets, which could materially adversely affect the adequacy of our liquidity sources and/or the cost of maintaining these sources.
Changes in economic conditions, monetary policy, fiscal policy, financial regulation, rating agency treatment and/or other factors could result in higher interest rates, which would increase interest expense on our existing variable rate debt and new debt we expect to issue in the future, and thus increase the cost and/or reduce the amount of funds available to us for our current plans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2022 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES
Generation Facilities

APS’s portfolio of owned generating facilities as of December 31, 2022 is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3	2		Coal	Base Load	387
Total Steam					1,357
Combined Cycle:
Redhawk (d)	2		Gas	Load Following	1,088
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,975
Combustion Turbine:
Ocotillo (e)	7		Gas	Peaking	620
Saguaro	3		Gas	Peaking	189
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,598
Solar:
Cotton Center (f)	1		Solar	As Available	17
Hyder I (f)	1		Solar	As Available	17
Paloma (f)	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	20
Gila Bend (f)	1		Solar	As Available	36
Hyder II (f)	1		Solar	As Available	14
Foothills (f)	1		Solar	As Available	38
Luke AFB	1		Solar	As Available	11
Desert Star (f)	1		Solar	As Available	10
Red Rock	1		Solar	As Available	44
APS Owned Distributed Energy			Solar	As Available	36
Multiple facilities			Solar	As Available	4
Total Solar					264
Total Capacity					6,340

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
(d)Redhawk generation capacity increased by 104 MW following the Advanced Gas Path upgrade installed on both units.
(e)Ocotillo Steam Units 1 and 2 were retired on January 10, 2019. Units 3 through 7 all went into service on or prior to May 30, 2019, which increased generation capacity by 510 MW.
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

Transmission and Distribution Facilities

Current Facilities.  As of January 3, 2023, APS’s transmission facilities consist of approximately 5,828 pole miles of overhead lines and approximately 85 miles of underground lines, 5,768 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,276 miles of overhead lines and approximately 23,082 miles of underground primary cable (20,021 when excluding abandoned conductor), all of which are located in Arizona. APS also owns and maintains 469 substations, including both transmission and distribution yards. APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2022:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	64.7%
Palo Verde — Rudd 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.4%
Navajo Southern System	26.8%
Four Corners Switchyards	61.9%
Palo Verde — Yuma 500kV System	25.4%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	87.8%
Hassayampa — North Gila System	80.0%
Cholla 500kV Switchyard	85.7%
Saguaro 500kV Switchyard	60.0%
Kyrene — Knox System	50.0%
Agua Fria Switchyard	10.0%

Expansion. Each year APS prepares and files with the ACC a Ten-Year Transmission Plan.  In APS’s 2023 Ten-Year Plan, APS projects it will develop 84 miles of new transmission lines over the next 10 years. Additionally, APS plans to upgrade 55 miles of existing transmission lines over the same horizon. The 2023 Ten-Year Plan includes a new 25-mile 500kV line from the Jojoba substation to the Rudd substation. The purpose of this 500kV line project is to bring in a new source to the west and southwest parts of the Phoenix metropolitan area which is experiencing rapid economic development. In addition, this new source will provide customers in the area greater access to a diverse mix of resources from around the region. The 2023 Ten-Year Plan includes numerous projects with the purpose to interconnect new renewable energy resources to the transmission system.

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
See Note 3 for ACC and FERC-related matters.
See Note 10 for information regarding environmental matters, Superfund–related matters and other disputes.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors, or in certain cases also by the Human Resources Committee, at any time.  The executive officers, their ages at February 27, 2023, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Jeffrey B. Guldner	57	Chairman of the Board, Chief Executive Officer and President of Pinnacle West	2019-Present
		Chairman of the Board and Chief Executive Officer of APS	2022-Present
		Chairman of the Board, Chief Executive Officer and President of APS	2021-2022
		Chairman of the Board and Chief Executive Officer of APS	2020-2021
		President of APS	2018-2020
		Executive Vice President, Public Policy of Pinnacle West	2017-2019
		Executive Vice President, Public Policy of APS	2017-2018
		General Counsel of Pinnacle West and APS	2017-2018
Elizabeth A. Blankenship	51	Vice President, Controller and Chief Accounting Officer of Pinnacle West and APS	2019-Present
		General Manager, Accounting Operations of APS	2019-2019
		Director, Accounting Operations of APS	2014-2019
Andrew D. Cooper	44	Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2022-Present
		Vice President and Treasurer of Pinnacle West and APS	2020-2022
		Director, Corporate Finance of Consolidated Edison Company of New York, Inc.	2017-2020
Donna M. Easterly	58	Senior Vice President, Human Resources of APS	2020-Present
		Vice President, Human Resources and Ethics of APS	2017-2020
Jose L. Esparza	48	Senior Vice President, Public Policy of APS	2022-Present
		Vice President, Regulatory of APS	2022
		Officer and Senior Vice President, Customer Engagement and Information Technology of Southwest Gas	2019-2021
		Vice President, Customer Engagement of Southwest Gas	2012-2019
Theodore N. Geisler	44	President of APS	2022-Present
		Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2020-2022
		Vice President and Chief Information Officer of APS	2018-2020
		General Manager, Transmission and Distribution Operations and Maintenance of APS	2017-2018
Adam C. Heflin	59	Executive Vice President and Chief Nuclear Officer, PVGS, of APS	2022-Present
		Chief Executive Officer of Wolf Creek Nuclear Operating Corporation	2014-2019
Paul J. Mountain	45	Vice President and Treasurer of Pinnacle West and APS	2022-Present
		Vice President, Finance and Planning of Pinnacle West and APS	2020-2022
		General Manager, Finance of Pinnacle West	2017-2020
Robert E. Smith	53	Executive Vice President, General Counsel and Chief Development Officer of Pinnacle West and APS	2021-Present
		Senior Vice President and General Counsel of Pinnacle West and APS	2018-2021
Jacob Tetlow	50	Executive Vice President, Operations of APS	2021-Present
		Senior Vice President, Non-Nuclear Operations of APS	2020-2021
		Vice President, Transmission and Distributions Operations of APS	2017-2020

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange under stock symbol PNW.  At the close of business on February 21, 2023, Pinnacle West’s common stock was held of record by approximately 15,182 shareholders.
APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  At December 31, 2022, APS did not have any outstanding preferred stock.

Stock Performance Chart
This graph compares the cumulative total shareholder return on Pinnacle West’s common stock during the five years ended December 31, 2022, to the cumulative total returns on the S&P 500 Index and the Edison Electric Index. The comparison assumes that $100 was invested on December 31, 2017, in Pinnacle West’s common stock and in each of the indices shown and that all of the dividends were reinvested.

Years Ended December 31,

Company/Index	2017	2018	2019	2020	2021	2022
Pinnacle West Common Stock	$100	$104	$113	$104	$96	$109
Edison Electric Institute Index	$100	$104	$130	$129	$151	$153
S&P 500 Index	$100	$96	$126	$149	$192	$156

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Consolidated Financial Statements and APS’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. This discussion provides a comparison of the 2022 results with 2021 results. A comparison of the 2021 results with 2020 results can be found in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A.

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

Inflation

Overall inflation has grown by 9.5% in Phoenix in 2022, compared to 6.5% nationally; however, APS’s work with national and international companies has helped to partially reduce local cost escalation impacts on APS. The impacts from inflation have varied across separate categories of APS’s spending. Pricing increases across major categories have ranged from 8% to 10% for vendor services and up to 15% to 60% for equipment in 2022. APS has seen specific inflationary impacts in individual spend categories, as well as general inflationary pricing impacts on a broader set of spend categories. Some of the highest increases in 2022 as compared to 2021 have been in chemical costs and contract services.

Even prior to these increases, APS has focused on its customer affordability initiative, which has enabled APS to mitigate inflationary pressure. This initiative includes identifying efficiency opportunities through APS’s LEAN Sigma approach as well as other corporate decisions. For example, APS maintains its inventory to take advantage of lower pricing, when available, and to minimize supply chain delays that can increase the pricing due to expediting fees. Additionally, APS has proactively entered into long-term contracts to hedge against price volatility, which has allowed it to mitigate several procurement spend areas such as transformers.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to the Company’s clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; and (iii) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury are expected to issue regulations and other guidance which will provide additional details and clarifications regarding how the Company may be able to claim each of these credits.

In addition, the IRA contains several provisions which could create additional tax liabilities for corporations, including a 15% corporate alternative minimum tax for corporations with net profits in excess of $1 billion and a 1% excise tax on stock buybacks. We currently do not believe the Company will be subject to any material tax liabilities as a result of these legislative provisions.

COVID-19

COVID-19 continues to be an evolving situation. Essential planned work and capital investments continued during the pandemic with priority given to support fire mitigation and summer storm efforts, as well as heat-related outages. Raw material shortages, rising inflation, COVID-19 related work force disruptions and natural disasters continue to place increased pressure on the global supply chain. APS is experiencing some delays in finished materials and tight labor markets. To date, APS has not experienced labor or material supply chain shortages that have significantly impacted its ability to serve its customers’ needs. However, shortages are causing minor delays and shifting of work projects based on material availability. If APS continues to experience delays in materials, it could experience an increase in purchased power costs for summer generation needs. Such increased purchased power costs would be expected to be recoverable through the PSA. See Note 3 for additional information on the PSA. APS has measures in place to continually monitor and evaluate resource needs and supply chain adequacy but cannot predict whether there will be material supply chain shortages in the future.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, which was approximately $18 million. As of December 31, 2022, we have paid this cash deferral in full.

Due to COVID-19, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021, and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS voluntarily began waiving late payment fees of its customers on March 13, 2020. Effective February 1, 2023, late payment fees for residential customers were reinstated, and late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. See Note 3 for additional information regarding the Summer Disconnection Moratorium.

More detailed discussion of the impacts and future uncertainties related to COVID‑19 can be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Notes to Pinnacle West’s and APS’s financial statements that appear in Part II, Item 8 of this report and “Risk Factors” in Part I, Item 1A of this report.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix which includes all carbon-free resources like nuclear, renewables, and demand-side management. “Renewable” energy includes generation sources such as solar, wind, and biomass, and is measured in accordance with the ACC’s Renewable Energy

Standard as a percentage of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

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

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provided substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable energy projects. Our proposed CCT plan supported the Navajo Nation, where Four Corners is located, the communities surrounding the Cholla Power Plant and the Hopi Tribe, which was impacted by closure of the Navajo Plant. On November 2, 2021, the ACC approved an amended 2019 Rate Case ROO that will require (i) equal payments over a three-year period that total $10 million to the Navajo Nation, (ii) a $1 million one-time payment to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (iii) a $500,000 one-time payment to the Navajo County communities within 60 days of the 2019 Rate Case decision, (iv) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (v) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. The payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant. All ordered payments and expenditures would be recoverable through rates. See Note 3 for a discussion of the CCT plan.

Consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $0.5 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommended that funds for CCT shall not be collected from rate payers. On December 8, 2022, the ACC voted against ACC Staff’s proposed order. APS cannot predict if the ACC will take any further action on this matter.

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

Renewables. APS’s IRP (see Note 3 for additional information) establishes the path to meeting our clean energy commitment and maintaining reliable electric service for our customers. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Our IRP rapidly adds clean energy and storage resources while maintaining reliable and affordable service. Its near-term actions are focused on clean energy and positive customer outcomes and includes: (a) competitive solicitations to procure clean energy resources such as solar, wind, energy storage, and DSM resources, all of which lead to a cleaner grid; and (b) strategic, short-term wholesale market purchases from a combination of existing merchant natural gas units, neighboring utility systems, and wholesale market participants that ensure operational reliability.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass, and biogas that supports our commitment to clean energy, which is already strengthened by Palo Verde, the nation’s largest carbon-free, clean energy resource, that provides the foundation for reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new facilities, procurement of new facilities to be owned by APS, and the ongoing development of distributed energy resources. This balance will ensure an appropriately diverse portfolio designed to achieve the same operational reliability and customer affordability as APS’s near-term strategies. In addition, APS is actively seeking to include future facility purchase options in its PPAs that will enable investments with greater financial flexibility.

APS uses competitive “All-Source” RFPs to pursue market resources that meet its system needs and offer the best value for customers. APS selects projects based on cost and commercial viability, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Available projects are guided by IRP timelines and quantities and APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the RFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio” in Item 1 for details regarding APS’s renewable energy resources.

In September 2019, APS issued an RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW PPA for a wind resource that went into service in January 2022. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an all source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and that was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS. As a result of the December 2020 RFPs, APS executed two solar plus storage PPAs totaling 275 combined MW, a PPA for a 238 MW wind resource, two energy storage PPAs for a combined 300 MW, extended an existing natural gas tolling agreement and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in early 2023.

In May 2022, APS issued an RFP to address resource needs for 2025 and beyond. The 2022 RFP solicits competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The 2022 RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022. As a result of the 2022 RFP, and as of December 31, 2022, APS has signed a PPA for 300 MW of solar plus energy storage resources and a PPA for 216 MW of wind resources. Once it secures those important resources and closes out the 2022 RFP, APS intends to issue its next RFP to address future resource needs.

Energy Storage. APS deploys a number of advanced technologies on its system, including energy storage. Energy storage provides capacity, improves power quality, can be utilized for system regulation and, in certain circumstances, be used to defer certain traditional infrastructure investments. Energy storage also aids in integrating renewable generation by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to meet customer reliability requirements, increase renewable utilization, and further our understanding of how storage works with other advanced technologies and the grid.

In 2018, APS issued RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. These battery storage facilities are currently expected to be in service during the first quarter of 2023. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract, with a 2023 in-service date, will complete the addition of storage on current APS-owned utility-scale solar facilities.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under the agreements is expected to begin in 2023.
As a result of its December 2020 RFPs, APS executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW; and (b) two PPAs for solar plus energy storage resources totaling 275 MW. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021 and on April 13, 2022 for the remaining project. Service under the agreements is expected to begin in 2023 and 2024.

Following the 2022 RFP, as of January 2023, APS has executed a 20-year PPA for solar plus storage resources totaling 300 MW. The PPA is subject to ACC approval to enable cost recovery through the PSA, which was requested in December 2022 and approved in February 2023. Service under this agreement is expected to begin in 2025.

APS currently plans to install more than 1,200 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of December 31, 2021. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned Energy Storage	—	201
PPAs Energy Storage	—	1,025
Residential Energy Storage	19(a)	7
Total Energy Storage Portfolio	19	1,233
(a)     This includes 18.5 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.

Palo Verde. Palo Verde, the nation’s largest carbon-free, clean energy resource, will continue to be a foundational part of APS’s resource portfolio. Palo Verde is not just the cornerstone of our current clean energy mix; it also is a significant provider of clean energy to the southwest United States. The plant is a critical asset to the Southwest, generating more than 32 million MWh annually – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

Affordable

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and achieving internal efficiencies. APS continues to drive this initiative by identifying opportunities to streamline its business processes to assist in mitigating cost increases, increasing employee retention, and improving customer satisfaction.

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

The new units at our modernized Ocotillo Power Plant provide cleaner-running and more efficient units. They support reliability by responding quickly to the variability of solar generation and delivering energy in the late afternoon and early evening when solar production declines as the sun sets and customer demand peaks. APS continues to evaluate options to meet growing energy demand and ensure grid reliability, including through upgrades to and/or modernization of additional existing gas facilities.

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

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience, while demonstrating compassion and advocacy for its customers. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings from the fourth quartile to the first quartile of its peer set comprised of large investor-owned utilities. APS made progress on that front in 2022.

As previously disclosed, APS’s JDP Residential rankings for overall customer satisfaction rating improved in 2020 and 2021. That improvement trend continued with the JDP Residential 2022 year-end results. Compared to 2021, APS made quartile gains in every single driver of residential customer satisfaction, firmly lifting APS into the second quartile nationally. Consequently, overall residential satisfaction is now above industry benchmarks when compared to APS’s large investor-owned peers. APS’s strongest performing drivers for the year were Customer Care (phone and digital), Power Quality and Reliability, Corporate Citizenship, and Billing & Payment. Additionally, the JDP Business 2022 full-year results place APS in the top – or first – quartile of utilities nationally for business customers. As a result, APS is among the most improved utilities in the nation for both residential and business customer satisfaction.

In mid-2021, APS initiated an organization-wide customer experience strategy council designed to further drive a customer-oriented culture and improve customer satisfaction. Through this and other on-going customer-centric initiatives, APS has embraced increased empathy training for care center associates and adopted more flexible payment arrangements for customers. Numerous customer web-based enhancements also were implemented, including streamlined navigation and Spanish language transaction capabilities on aps.com; an enhanced online power outage center; and enrollment of more than 1 million customers for outage email and text notifications. Additionally, APS launched a broad-reaching multi-channel communications campaign focused on messages that matter most to APS’s customers – reliability, energy-efficiency, financial assistance, the environment, and programs that enable customers to design their own personalized energy experience.

APS offers assistance programs that provide discounts to qualified limited-income customers, as well as programs to help customers stay current on their bills. And, to ensure our most vulnerable customers are connected to these programs, we train and work with more than 100 community action agencies. APS’s Energy Support program gives qualified limited-income customers a 25% discount on their bill each month. Additionally, qualified customers experiencing an unplanned major expense or an unexpected reduction in income can receive up to $800 a year to cover current or past due APS bills through the Crisis Bill Assistance program. Making customers aware of the assistance programs and resources available to them is a top priority for APS, and we have significantly increased the level of marketing and customer outreach through various campaigns and communication channels. As of December 31, 2022, approximately 60,000 customers received an aggregate of about $29.6 million in bill assistance from various sources, with the largest amount coming from the Arizona Department of Economic Security’s Emergency Rental Assistance Program. This assistance is on top of the approximately $33 million of discounts provided to eligible customers through the APS Energy Support Program.

A consumer working group and a customer advisory board were formed in 2020 – the former made up of stakeholders and advocates representing various customer interests, and the latter comprised of a cross-section of customers. APS meets monthly with the consumer working group to obtain feedback on customer-related initiatives. Topics in 2022 ranged from TOU implementation, bill redesign, aps.com, customer assistance and customer care center performance. APS also met with the customer advisory board in 2022 to keep apprised of customer needs, wants and perspectives on a variety of topics, including rate plan selection, billing and payment alerts, value for price insights and outage experience. The customer advisory board’s input helped shape customer communications, as well as our thinking on related program development. In September 2022, APS completed the transition to new 4 p.m. to 7 p.m. on-peak TOU hours. More than one million residential customer meters were reprogrammed to the new on-peak hours.

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of December 31, 2022, APS had installed 668 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through 2023. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has deployed DC fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona. The first location opened for public use in March 2022 in Show Low, Arizona. The other four projects in Sedona, Prescott, Globe, and Payson were energized by the end of 2022. Each location features 2-150 kilowatt and 2-350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal to reach 450,000 light-duty electric vehicles in its service territory by 2030.

Additionally, as part of APS’s DSM Plan, APS has launched an Electric Vehicle Charging Demand Management Pilot Program to proactively address the growing electric demand from electric vehicle charging as electric vehicles become more widely adopted. This program includes the APS SmartCharge data gathering program, a $250 residential electric vehicle smart charger rebate for qualifying electric vehicle chargers, Fleet Advisory Services, and a $100 rebate to home builders for new homes to be built EV ready with 240V charging station garage outlets. APS filed its 2023 DSM Plan on November 30, 2022, which proposes two new programs, an expanded residential EV Managed Charging Program and a Commercial Make-Ready Program. The Commercial Make-Ready Program is intended to help reduce some of the high upfront cost for our customers installing DCFC stations, and enables APS to deploy effective load management strategies at these commercial sites.

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS met its compliance obligation and filed both a 2023 TE Plan on June 1, 2022 and a supplemental TE Plan on November 30, 2022. APS will file its required TE progress reports on March 15 and September 15, 2023, along with a 2024 TE Plan later this year.

Hydrogen Production

APS, in partnership with Idaho National Laboratory (“INL”), Energy Harbor Corporation (“Energy Harbor”), and Xcel Energy Incorporated (“Xcel”), was chosen by the DOE’s Office of Nuclear Energy to participate in a series of hydrogen production projects with the goal to improve the long-term economic competitiveness of the nuclear power industry. The multi-phase projects began in 2020 with a series of small-scale hydrogen production demonstration projects led by Energy Harbor and Xcel, as well as a technical and economic assessment performed by INL of using electricity generated at Palo Verde to produce hydrogen.

Based on the experience from Palo Verde’s utility partners’ small scale demonstration projects and from the Palo Verde-specific technical and economic assessment performed by INL, in April 2021, PNW Hydrogen LLC (“PNW Hydrogen”), a newly formed subsidiary of Pinnacle West, applied for DOE funding for a larger scale hydrogen production demonstration project using electricity sourced from Palo Verde. On October 7, 2021, PNW Hydrogen was notified that DOE’s Office of Energy Efficiency & Renewable Energy and Office of Nuclear Energy had selected PNW Hydrogen’s application for an award of $20 million in federal funding to support the hydrogen production demonstration project, subject to negotiation and execution of a definitive Cooperative Agreement funding instrument between PNW Hydrogen and DOE. PNW Hydrogen continues to work through negotiations with DOE, while also investigating how best to coordinate its efforts with the Southwest Clean Hydrogen Innovation Network (“SHINe”) regional hub on development opportunities.

SHINe Regional Hub. The Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Bill, was signed into law on November 15, 2021. Among other things, the IIJA included money for regional clean hydrogen hubs, and on February 15, 2022, the Department of Energy DOE announced a Request for Information to collect feedback from stakeholders to inform the implementation and design of the regional hubs.

On May 12, 2022, APS, along with three other Arizona energy providers and the State’s three public universities announced the formation of a new, interdisciplinary coalition, called the Arizona Center for a Carbon Neutral Economy (“AzCaNE”), with the goal of attaining a carbon neutral economy in Arizona. AzCaNE’s first action was to pursue the creation of an Arizona-led approach to securing regional clean hydrogen hub funding. Leading professionals from the seven founding participants, along with representatives of Arizona, the Navajo Nation and companies working to develop a hydrogen ecosystem within Arizona make up the Governance Committee for AzCaNE’s current efforts.

On September 22, 2022, the DOE opened applications for the up to $7 billion program to create six to ten regional clean hydrogen hubs across the country. Concept papers for each regional hub were due by November 7, 2022, and AzCaNE submitted a concept paper for the SHINe regional hub. On December 27, 2022, the SHINe regional hub was one of thirty-three regional hubs encouraged to submit a full application by the DOE. Full applications are due by April 7, 2023.

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

As a first step, the Company engaged the Electric Power Research Institute (“EPRI”) and leveraged input from employees, large customers, limited-income advocates, economic development groups, environmental non-governmental organizations, leading sustainability academics and other stakeholders to identify and assess the sustainability issues that matter most. In total, 23 Priority Sustainability Issues (“PSIs”) were identified and prioritized. The most critical category, Integral Shared Value, includes four issues deemed most important and most able to be impacted by our actions: clean energy, customer experience, energy access and reliability and safety and health. These Integral PSIs provide the foundation for informing our strategic direction, creating a framework for incorporating best practices and driving enterprise-wide alignment and accountability. In 2021, the Company engaged EPRI for the second phase of this work, focused on benchmarking best practices within these four Integral Shared Value PSIs. We utilized the benchmarking information to identify opportunities for further improvement in our ESG performance.

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

The Company also finalized an ESG Strategic Framework to guide our work. The framework is based upon three foundational pillars: ESG Policy Advocacy (we advocate for policy that supports our clean energy goals); Driving Performance (improving our ESG performance in the most important areas, including our PSIs); and effectively communicating and amplifying our ESG story to our various stakeholders, including investors, customers, employees and beyond. Throughout 2022, the ESG Strategic Framework has guided our ESG activities allowing the Sustainability Department to prioritize projects and collaborate with our teams in the Company. Also in 2022, the Company developed an ESG Narrative, aligned to the APS Promise, to guide the Company’s communications strategy internally and externally to customers to effectively share APS’s sustainability story.

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
•a test year comprised of 12 months ended June 30, 2022, adjusted as described below;
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

APS requested that the increase become effective December 1, 2023. The hearing for this rate case is currently scheduled to begin in August 2023. APS cannot predict the outcome of its request.

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) seeking an increase in annual retail base rates. On August 2, 2021, the Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. See Note 3 for information regarding the 2019 Rate Case ROO.

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four

Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. The Court took the matter under advisement and will issue its decision in due course. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict if the ACC will take any further action on this matter.

Additionally, consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $0.5 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

See Note 3 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. The Court took the matter under advisement and will issue its decision in due course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of December 31, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 3 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  As of December 31, 2022, BCE had total assets of approximately $115.3 million.

In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

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

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC on May 21, 2021, which was denied on September 9, 2022. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. On October 7, 2022, the request for rehearing was denied by FERC. FERC has not ruled on the motion for stay. Clear Creek has filed a Petition for Review with the U.S. Court of Appeals and Motion for Stay Pending Appeal, both of which are still pending.

Tenaska Clear Creek Wind, LLC filed a second complaint with FERC on May 25, 2022, alleging that the wind farm was being curtailed in a discriminatory manner. The May 25, 2022 Complaint was denied by FERC on December 15, 2022 and Tenaska Clear Creek Wind, LLC requested Rehearing of the denial on January 13, 2023.

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion, or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these on-going disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022.

Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 includes an after-tax loss of $12.8 million relating to this impairment.

BCE has started construction on a microgrid facility in Los Alamitos, California featuring 31 MW of solar, 20 MW of battery storage, and 3 MW of backup generators. Supported by a long-term power purchase agreement with San Diego Gas and Electric Company, Los Alamitos will supply 20 MW of solar and battery storage capacity to the Southern California grid and provide resilient backup power in the event of a grid emergency to the Army and California National Guard at Joint Forces Training Base Los Alamitos. The Los Alamitos project is scheduled to achieve commercial operation in third-quarter 2023. See Note 6 regarding a credit agreement entered into by BCE to finance capital expenditures and related costs for this microgrid project.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures. In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of December 31, 2022, El Dorado has contributed approximately $12.5 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formerly the invisionAZ Fund), which is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of December 31, 2022, El Dorado has contributed approximately $2.6 million to AZ-VC. The remainder of the investment will be contributed by El Dorado as investments are selected by AZ-VC.

Key Financial Drivers

In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below.  We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets, and forecasts appropriately.

Electric Operating Revenues.  For the years 2020 through 2022, retail electric revenues comprised approximately 92% of our total operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand, and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the year ended December 31, 2022, compared with the prior-year period. For the three years through 2022, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2023 and the average annual growth to be in the range of 1.5% to 2.5% through 2025 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 2.4% for the year ended December 31, 2022, compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were a strong improvement in sales to commercial and industrial customers and the ramp-up of new data center customers.

For the three years through 2022, annual retail electricity sales growth averaged 2.5%, adjusted to exclude the effects of weather variations. Due to the expected rapid growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 3.5% to 5.5% for 2023 and that average annual growth will be in the range of 4.5% to 6.5% through 2025, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to average annual growth in the range of 3.5% to 5.5% through 2025.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs, and growth in DG, and responses to retail price changes.  Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $5 million.

Weather.  In forecasting the retail sales growth numbers provided above, we assume normal weather patterns based on historical data.  Our experience indicates that typical variations from normal weather can result in increases and decreases in annual net income of up to $15 million; however, extreme weather variations have resulted in larger annual variations in net income.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.2% of the assessed value for 2022, 10.7% for 2021 and 10.8% for 2020. Property taxes decreased in 2022 due to recent legislative changes reducing both property tax assessment ratios and rates in Arizona. As we add new generating units and continue with improvements and expansions to our existing generation, transmission, and distribution facilities in future years, we anticipate property taxes may increase, though these increases will continue to be partially offset by the impacts of the recent legislative changes noted above.

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions, and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. See Note 4 for details of the impacts on the Company as of December 31, 2022. In APS’s 2017 Rate Case Decision, the ACC approved the TEAM, which was being used to pass through the income tax effects to retail customers of the Tax Act. As part of the 2019 Rate Case (defined above), all impacts of the Tax Act were removed from the TEAM and incorporated into APS’s base rates. The TEAM was retained to address potential changes in tax law that may be enacted prior to a decision in APS’s next rate case. See Note 3 for details of the TEAM.

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. See Note 6 for further details.  The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow.  An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction.  We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission, and distribution.

Operating Results – 2022 compared with 2021

Our consolidated net income attributable to common shareholders for the year ended December 31, 2022, was $484 million, compared with $619 million for the prior year.  The results reflect a decrease of approximately $114 million for the regulated electricity segment, which include higher depreciation and amortization expense primarily due to the absence of the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals that ended upon the 2019 Rate Case effective date (see Note 3), increased plant assets and updated depreciation rates. In addition, the results reflect lower revenue driven by the LFCR alternative revenue treatment and higher operations and maintenance expense. These negative factors were partially offset by higher revenue driven by the effects of weather, customer usage and growth, increased transmission revenue and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2022	2021	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,690	$2,645	$45
Operations and maintenance	(983)	(951)	(32)
Depreciation and amortization	(753)	(651)	(102)
Taxes other than income taxes	(220)	(235)	15
Pension and other postretirement non-service credits — net	98	113	(15)
All other income and expenses, net	23	61	(38)
Interest charges, net of allowance for borrowed funds used during construction	(255)	(233)	(22)
Income taxes (Note 4)	(75)	(110)	35
Less income related to noncontrolling interests (Note 17)	(17)	(17)	—
Regulated electricity segment income	508	622	(114)
All other	(24)	(3)	(21)
Net Income Attributable to Common Shareholders	$484	$619	$(135)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $45 million higher for the year ended December 31, 2022, compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower refunds in the current year related to the Tax Act (Note 3)	$141	$—	$141
Effects of weather	77	19	58
Higher retail revenue due to changes in customer usage patterns and customer growth, partially offset by the impacts of energy efficiency and distributed generation	46	23	23
Higher transmission revenues (Note 3)	14	—	14
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	18	9	9
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	425	426	(1)
Lost fixed cost recovery (Note 3)	(54)	—	(54)
Impact of new retail base rates from 2019 Rate Case effective December 1, 2021	(147)	—	(147)
Miscellaneous items, net	2	—	2
Total	$522	$477	$45
Operations and maintenance.  Operations and maintenance expenses increased $32 million for the year ended December 31, 2022, compared with the prior-year period primarily because of:
•an increase of $14 million primarily related to a decreased recovery from contributions of administrative and general costs from Palo Verde owners and increased operating costs;
•an increase of $10 million primarily related to strategic planning consulting costs;
•an increase of $6 million for costs related to transmission, distribution and customer service;
•an increase of $6 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•a decrease of $12 million in non-nuclear generation costs primarily due to lower planned outages and partially offset by higher operating costs; and
•an increase of $8 million for corporate resources and other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $102 million higher for the year ended December 31, 2022, compared with the prior-year period primarily due to $55 million for the Ocotillo modernization project and the Four Corners SCR project regulatory deferrals recorded in the prior year period that ended upon the 2019 Rate Case effective date and the related 2022 regulatory deferral amortization, and $47 million related to increased plant in service and updated depreciation rates.

Taxes other than income taxes.  Taxes other than income taxes were $15 million lower for the year ended December 31, 2022, compared with the prior-year period primarily due to the impacts of recent legislative changes reducing both property tax assessment ratios and rates in Arizona and property tax deferrals that ended upon the 2019 Rate Case effective date and the related 2022 property tax deferral amortization.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $15 million lower for the year ended December 31, 2022, compared to the prior-year period primarily due to actual market returns being lower than estimated returns in 2021.

All other income and expenses, net. All other income and expenses, net were $38 million lower for the year ended December 31, 2022, compared to the prior-year period primarily due to the Ocotillo modernization and Four Corners SCR debt deferrals that ended upon the 2019 Rate Case effective date.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $22 million higher for the year ended December 31, 2022, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $35 million lower for the year ended December 31, 2022, compared with the prior-year period primarily due to lower pre-tax net income, partially offset by a net operating loss carryback benefit that the Company recognized during the first quarter of 2021.

All Other. All other earnings were $21 million lower for year ended December 31, 2022, compared with the prior-year period primarily due to the Clear Creek wind farm impairment write-off. See “BCE Matters” in Note 10 for additional details.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2022, APS’s common equity ratio, as defined, was 50%.  Its total shareholder equity was approximately $6.9 billion, and total capitalization was approximately $13.9 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.6 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing, and financing activities for the years ended December 31, 2022, and 2021 (dollars in millions):

Pinnacle West Consolidated

	2022	2021
Net cash flow provided by operating activities	$1,242	$860
Net cash flow used for investing activities	(1,618)	(1,387)
Net cash flow provided by financing activities	371	477
Net decrease in cash and cash equivalents	$(5)	$(50)

Arizona Public Service Company

	2022	2021
Net cash flow provided by operating activities	$1,230	$865
Net cash flow used for investing activities	(1,549)	(1,391)
Net cash flow provided by financing activities	314	478
Net decrease in cash and cash equivalents	$(5)	$(48)

 Operating Cash Flows

2022 Compared with 2021. Pinnacle West’s consolidated net cash provided by operating activities was $1,242 million in 2022 compared to $860 million in 2021, an increase of $382 million in net cash provided primarily due to $542 million higher cash receipts from electric revenues, $47 million lower payments for operations and maintenance costs, $100 million lower pension contributions and $79 million other changes in working capital, partially offset by $321 million higher fuel and purchased power costs, $47 million higher income taxes and $18 million higher interest payments. The difference between APS’s and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s income tax cash payments to Pinnacle West in 2021.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  Under ERISA, the qualified pension plan was estimated to be 112% funded as of January 1, 2023, and was 139% as of January 1, 2022. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $0 million in 2022, $100 million in 2021, and $100 million in 2020.  The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2023, 2024 or 2025. Regarding contributions to our other postretirement benefit plan, we did not make any contributions in 2022 or 2021 and do not expect to make any contributions in 2023, 2024 or 2025. The Company was reimbursed $26 million in 2022, $24 million in 2021, and $26 million in 2020 for prior years retiree medical claims from the other postretirement benefit plan trust assets. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 106% funded as of December 31, 2022, and our postretirement benefit plans were 159% funded, as measured for GAAP purposes at December 31, 2022. See Note 7 for additional details.

The CARES Act allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020, through December 31, 2020. We deferred the cash payment of the employer’s portion of Social Security payroll taxes for the period July 1, 2020, through December 31, 2020, that was approximately $18 million. As of December 31, 2022, we have paid this cash deferral in full.

Investing Cash Flows

2022 Compared with 2021. Pinnacle West’s consolidated net cash used for investing activities was $1,618 million in 2022 compared to $1,387 million in 2021, an increase of $231 million in net cash used primarily related to increased capital expenditures and BCE investment activity.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2023	2024	2025
APS
Generation:
Clean:
Nuclear Generation	$120	$120	$120
Renewables and Energy Storage Systems (“ESS”) (a)	240	345	400
Other Generation (b)	265	245	245
Distribution	520	530	530
Transmission	260	300	300
Other (c)	265	260	255
Total APS	$1,670	$1,800	$1,850
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

Financing Cash Flows and Liquidity

2022 Compared with 2021. Pinnacle West’s consolidated net cash provided by financing activities was $371 million in 2022 compared to $477 million 2021, a decrease of $106 million in net cash provided primarily due to $150 million higher long-term debt repayments, a net decrease in short-term borrowings of $74 million and higher dividend payments of $9 million, partially offset by $129 million in higher issuances of long-term debt.

APS’s consolidated net cash provided by financing activities was $314 million in 2022 compared to $478 million in 2021, a decrease of $164 million in net cash provided primarily due to a net decrease in short-term borrowings of $232 million and higher dividend payments of $9 million, partially offset by $78 million in higher issuances of long-term debt.

Significant Financing Activities.  On December 14, 2022, the Pinnacle West Board of Directors declared a dividend of $0.865 per share of common stock, payable on March 1, 2023, to shareholders of record on February 1, 2023. During 2022, Pinnacle West increased its indicated annual dividend from $3.40 per share to $3.46 per share. For the year ended December 31, 2022, Pinnacle West’s total dividends paid per share of common stock were $3.42 per share, which resulted in dividend payments of $379 million.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 5 for more information on available credit facilities.

Other Financing Matters.  See Note 15 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2022, the ratio was approximately 58% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.9 billion to $7.5 billion, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million  (which is required to be used for costs relating to purchases of natural gas and power). On December 15, 2022, the ACC issued a financing order approving APS’s application filed April 6, 2022 requesting to increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease PPAs from the definition of long-term debt for purposes of the ACC financing orders. See Note 6 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 15, 2023, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at December 31, 2022. See Note 6.

•Pinnacle West and APS maintain committed revolving credit facilities. See Note 5 for short-term debt details.

•Fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation. See Notes 3 and 10. Purchase obligations include capital expenditures and other obligations. See Note 10. Commitments related to purchased power lease contracts are also considered fuel and purchased power commitments. See Note 8.

•APS holds certain contracts to purchase renewable energy credits in compliance with the RES. See Notes 3 and 10.
•APS is required to make payments to the noncontrolling interests related to the Palo Verde sale leaseback through 2033. See Note 17.

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings, except for pension benefits, which would be charged to OCI and result in lower future earnings.  Management judgments also include assessing the impact of potential ACC or FERC Commission-ordered refunds to customers on regulatory liabilities. We had $1,822 million of regulatory assets and $2,333 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2022. See Notes 1 and 3 for more information.

Pensions and Other Postretirement Benefit Accounting

Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit assets, liabilities and expense can have a significant impact on our earnings and financial position. We review these assumptions on an annual basis and adjust them as necessary. The most relevant actuarial assumptions are the discount rate, the expected long-term rate of return on plan assets (“EROA”), and the assumed healthcare cost trend rates. Differences between these actuarial assumptions and actual plan results may create volatility in pension and other postretirement benefit expense. To reduce this volatility, these differences are accumulated and amortized (subject to a corridor of 10% of the greater of plan assets or obligations) as part of the expense over a period of approximately 11 years. Following are the most relevant actuarial assumptions:

Discount Rate. The discount rate is used to measure the plan liability and net periodic cost. For this assumption, we utilize a yield curve produced by our actuary as of December 31st and employ their projections of the future benefit payments to estimate the projected benefit obligation for each plan. This process also yields a single equivalent discount rate that produces the same present value for the projection of estimated benefit payments that is generated by discounting each year’s benefit payments by a spot rate to that year. The spot rates are derived from a yield curve composed of domestic AA rated corporate bonds.

EROA. The EROA is used to estimate earnings on invested funds over the long-term. For this assumption we consider historical experience and future expectations of asset classes utilized in the portfolio.

Healthcare Cost Trend Rates. We consider past performance and forecasts of health care costs and our actuary provides the Company with a medical trend recommendation based on national medical trend, historical claims performance, benchmarking, and plan design changes.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2022 reported pension assets and liabilities on the Consolidated Balance Sheets and our 2022 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on the Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Plans	Impact on Pension Expense
Discount rate (b):
Increase 1%	$(238)	$3
Decrease 1%	279	13
EROA:
Increase 1%	—	(27)
Decrease 1%	—	27
(a)Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.
(b)In general, changes in the discount rate will not typically have symmetrical effects for increases and decreases of the rate. Further, a 1% change in a low discount rate environment will have a larger impact than a 1% change in a high discount rate environment. Therefore, the discount rate sensitivities above cannot necessarily be extrapolated. Additionally, the Pension Plan utilizes a liability-driven strategy for its pension asset portfolio, and the obligation and expense sensitivities shown above do not reflect the offsetting impact that a change in interest rates may have on pension asset values.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2022, other postretirement benefit obligation on the Pinnacle West’s Consolidated Balance Sheets and our 2022 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Plans	Impact on Other Postretirement Benefit Expense
Discount rate (b):
Increase 1%	$(39)	$(3)
Decrease 1%	46	4
Healthcare cost trend rate (c):
Increase 1%	43	8
Decrease 1%	(36)	(6)
EROA – pretax:
Increase 1%	—	(7)
Decrease 1%	—	7

(a)Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.
(b)In general, changes in the discount rate will not typically have symmetrical effects for increases and decreases of the rate. Further, a 1% change in a low discount rate environment will have a larger impact than a 1% change in a high discount rate environment. Therefore, the discount rate sensitivities above cannot necessarily be extrapolated.
(c)This assumes a 1% change in the initial and ultimate healthcare cost trend rate.

See Note 7 for further details about our pension and other postretirement benefit plans.

Fair Value Measurements

We account for derivative instruments, investments held in our nuclear decommissioning trusts fund, investments held in our other special use funds, certain cash equivalents, and plan assets held in our retirement and other benefit plans at fair value on a recurring basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use inputs, or assumptions that market participants would use, to determine fair market value. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The significance of a particular input determines how the instrument is classified in a fair value hierarchy.  The determination of fair value sometimes requires subjective and complex judgment.  Our assessment of the inputs and the significance of a particular input to fair value measurement may affect the valuation of the instruments and their placement within a fair value hierarchy.  Actual results could differ from our estimates of fair value.  See Note 1 for a discussion of accounting policies and Note 12 for fair value measurement disclosures.

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

AROs as of December 31, 2022 are described further in Note 11.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices, investments held by our nuclear decommissioning trusts, other special use funds and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust, other special use funds (see Notes 12 and 18), and benefit plan assets.  The nuclear decommissioning trust, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2022, and 2021.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2022, and 2021 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2022	Rates	Amount	Rates	Amount	Rates	Amount
2023	4.56%	$341	5.42%	$51	—	$—
2024	—	—	5.10%	450	3.35%	250
2025	—	—	—	—	1.99%	800
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
Years thereafter	—	—	3.96%	163	4.10%	5,580
Total		$341		$664		$7,180
Fair value		$341		$664		$5,922

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2021	Rates	Amount	Rates	Amount	Rates	Amount
2022	0.18%	$292	0.78%	$150	—	$—
2023	—	—	—	—	—	—
2024	—	—	0.85%	150	3.35%	250
2025	—	—	—	—	1.99%	800
2026	—	—	—	—	2.55%	250
Years thereafter	—	—	0.22%	36	3.87%	5,480
Total		$292		$336		$6,780
Fair value		$292		$336		$7,390

The tables below present contractual balances of APS’s long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2022, and 2021.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2022, and 2021 (dollars in millions):

APS — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2022	Rates	Amount	Rates	Amount	Rates	Amount
2023	4.56%	$325	—	$—	—	$—
2024	—	—	—	—	3.35%	250
2025	—	—	—	—	3.15%	300
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
Years thereafter	—	—	3.96%	163	4.10%	5,580
Total		$325		$163		$6,680
Fair value		$325		$163		$5,466

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2021	Rates	Amount	Rates	Amount	Rates	Amount
2022	0.18%	$279	—	$—	—	$—
2023	—	—	—	—	—	—
2024	—	—	—	—	3.35%	250
2025	—	—	—	—	3.15%	300
2026	—	—	—	—	2.55%	250
Years thereafter	—	—	0.22%	36	3.87%	5,480
Total		$279		$36		$6,280
Fair value		$279		$36		$6,898

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	December 31, 2022	December 31, 2021
Mark-to-market of net positions at beginning of year	$107	$(13)
Increase (decrease) in regulatory liability	(11)	120
Mark-to-market of net positions at end of year	$96	$107

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at December 31, 2022, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2023	2024	2025	2026	2027	Total Fair Value
Observable prices provided by other external sources	$70	$31	$—	$—	$—	$101
Prices based on unobservable inputs	(14)	9	—	—	—	(5)
Total by maturity	$56	$40	$—	$—	$—	$96

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets (dollars in millions):

	December 31, 2022 Gain (Loss)		December 31, 2021 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$12	$(12)	$—	$—
Natural gas	55	(55)	50	(50)
Total	$67	$(67)	$50	$(50)
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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  See Note 15 for a discussion of our credit valuation adjustment policy.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

See “Market and Credit Risks” in Item 7 above for a discussion of quantitative and qualitative disclosures about market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pinnacle West Capital Corporation
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Accounting — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements

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
•We read relevant regulatory rate orders issued by the ACC for APS and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory assets and liabilities for completeness.
•We read APS’s 2022 rate application submitted to the ACC on October 28, 2022.
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
•We evaluated management’s assessment that the SCR plant investment is not probable of a partial disallowance and that the SCR deferred costs are probable of recovery. We read the Notice of Direct Appeal filed with the Arizona Court of Appeals and Petition for Special Action filed with the Arizona Supreme Court, read APS’s opening brief submitted to the Arizona Court of Appeals, read the ACC’s Answering Brief, read the Intervenors’ briefs, read APS’s reply brief, and observed the Appeal Oral Arguments, reviewed the Company’s internally prepared memo, and reviewed a legal letter from the Company’s external counsel to assess the likelihood of recovery in future rates or of a future reduction in rates based on the ACC decision.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 27, 2023

We have served as the Company’s auditor since 1932.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

OPERATING REVENUES (Note 2)	$4,324,385	$3,803,835	$3,586,982
OPERATING EXPENSES
Fuel and purchased power	1,629,343	1,152,551	993,419
Operations and maintenance	987,072	954,067	958,910
Depreciation and amortization	753,195	650,875	614,378
Taxes other than income taxes	220,370	234,639	224,835
Other expenses	2,494	6,393	7,288
Total	3,592,474	2,998,525	2,798,830
OPERATING INCOME	731,911	805,310	788,152
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	45,263	41,737	33,776
Pension and other postretirement non-service credits — net (Note 7)	98,487	112,541	56,341
Other income (Note 16)	7,916	45,100	56,703
Other expense (Note 16)	(52,385)	(25,396)	(57,776)
Total	99,281	173,982	89,044
INTEREST EXPENSE
Interest charges	283,569	254,314	247,501
Allowance for borrowed funds used during construction (Note 1)	(28,030)	(21,052)	(18,530)
Total	255,539	233,262	228,971
INCOME BEFORE INCOME TAXES	575,653	746,030	648,225
INCOME TAXES (Note 4)	74,827	110,086	78,173
NET INCOME	500,826	635,944	570,052
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	19,493
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$483,602	$618,720	$550,559

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	113,196	112,910	112,666
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	113,416	113,192	112,942

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$4.27	$5.48	$4.89
Net income attributable to common shareholders — diluted	$4.26	$5.47	$4.87

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

NET INCOME	$500,826	$635,944	$570,052

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(615), $(378), and $662	1,873	1,077	(2,089)
Reclassification of net realized gain, net of tax benefit (expense) of $0, $18, and $(171) (Note 15)	—	18	592
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(7,078), $(2,256), and $1,371 (Note 7)	21,553	6,840	(4,203)
Total other comprehensive income (loss)	23,426	7,935	(5,700)

COMPREHENSIVE INCOME	524,252	643,879	564,352
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	19,493

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$507,028	$626,655	$544,859

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,832	$9,969
Customer and other receivables	453,209	391,923
Accrued unbilled revenues	164,764	133,980
Allowance for doubtful accounts (Note 2)	(23,778)	(25,354)
Materials and supplies (at average cost)	410,481	349,135
Fossil fuel (at average cost)	40,155	18,032
Income tax receivable (Note 4)	14,086	7,514
Assets from risk management activities (Note 15)	87,835	63,481
Deferred fuel and purchased power regulatory asset (Note 3)	460,561	388,148
Other regulatory assets (Note 3)	78,318	130,376
Other current assets	60,091	83,896
Total current assets	1,750,554	1,551,100
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,073,410	1,294,757
Other special use funds (Notes 12 and 18)	347,231	358,410
Assets from risk management activities (Note 15)	44,394	46,908
Other assets	125,672	97,884
Total investments and other assets	1,590,707	1,797,959
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	22,452,146	21,688,661
Accumulated depreciation and amortization	(7,929,878)	(7,504,603)
Net	14,522,268	14,184,058
Construction work in progress	1,882,791	1,329,478
Palo Verde sale leaseback, net of accumulated depreciation of $260,754 and $256,884 (Note 17)	90,296	94,166
Intangible assets, net of accumulated amortization of $817,961 and $737,694	258,880	273,693
Nuclear fuel, net of accumulated amortization of $126,157 and $133,122	100,119	106,039
Total property, plant and equipment	16,854,354	15,987,434
DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,283,221	1,192,987
Operating lease right-of-use assets (Note 8)	801,688	890,057
Assets for pension and other postretirement benefits (Note 7)	396,599	545,723
Other	46,282	37,962
Total deferred debits	2,527,790	2,666,729
TOTAL ASSETS	$22,723,405	$22,003,222

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$430,425	$393,083
Accrued taxes	164,440	168,645
Accrued interest	61,217	57,332
Common dividends payable	97,895	95,988
Short-term borrowings (Note 5)	340,720	292,000
Current maturities of long-term debt (Note 6)	50,685	150,000
Customer deposits	41,769	42,293
Liabilities from risk management activities (Note 15)	37,697	4,373
Liabilities for asset retirements (Note 11)	12,232	4,473
Operating lease liabilities (Note 8)	105,210	100,443
Regulatory liabilities (Note 3)	271,575	296,271
Other current liabilities	148,276	151,968
Total current liabilities	1,762,141	1,756,869
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	7,741,286	6,913,735
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,384,421	2,311,862
Regulatory liabilities (Notes 1, 3, 4 and 7)	2,061,776	2,499,213
Liabilities for asset retirements (Note 11)	785,530	762,909
Liabilities for pension benefits (Note 7)	116,286	152,865
Customer advances	422,103	257,151
Coal mine reclamation	179,255	174,616
Deferred investment tax credit	180,677	186,570
Unrecognized tax benefits (Note 4)	38,658	4,657
Operating lease liabilities (Note 8)	639,247	728,401
Other	252,149	232,914
Total deferred credits and other	7,060,102	7,311,158
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,247,189 and 113,014,528 issued at respective dates	2,724,740	2,702,743
Treasury stock at cost; 73,613 and 87,608 shares at respective dates	(5,005)	(6,401)
Total common stock	2,719,735	2,696,342
Retained earnings	3,360,347	3,264,719
Accumulated other comprehensive loss (Note 19)	(31,435)	(54,861)
Total shareholders’ equity	6,048,647	5,906,200
Noncontrolling interests (Note 17)	111,229	115,260
Total equity	6,159,876	6,021,460
TOTAL LIABILITIES AND EQUITY	$22,723,405	$22,003,222

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$500,826	$635,944	$570,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	817,814	719,141	686,253
Deferred fuel and purchased power	(291,992)	(256,871)	(93,651)
Deferred fuel and purchased power amortization	219,579	44,557	(12,047)
Allowance for equity funds used during construction	(45,263)	(41,737)	(33,776)
Deferred income taxes	43,202	117,471	69,469
Deferred investment tax credit	(5,893)	(4,802)	(5,096)
Change in derivative instruments fair value	777	—	—
Stock compensation	15,942	18,460	18,292
Changes in current assets and liabilities:
Customer and other receivables	(63,869)	(72,559)	(18,191)
Accrued unbilled revenues	(30,784)	(1,783)	(4,032)
Materials, supplies and fossil fuel	(83,469)	(32,870)	11,623
Income tax receivable	(6,572)	(722)	14,935
Other current assets	76,067	(22,720)	(30,640)
Accounts payable	90,076	20,267	(6,059)
Accrued taxes	(4,205)	9,094	14,652
Other current liabilities	(6,056)	(52,086)	22,520
Change in margin and collateral accounts — assets	22	(50)	404
Change in margin and collateral accounts — liabilities	4,200	350	100
Change in unrecognized tax benefits	(1,989)	(568)	2,220
Change in long-term regulatory liabilities	(332,470)	57,549	13,017
Change in other long-term assets	276,821	(246,473)	(67,453)
Change in other long-term liabilities	68,677	(29,578)	(186,227)
Net cash provided by operating activities	1,241,441	860,014	966,365
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,707,490)	(1,473,475)	(1,326,584)
Contributions in aid of construction	137,436	105,654	62,503
Allowance for borrowed funds used during construction	(28,030)	(21,052)	(18,530)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,207,713	1,720,966	819,518
Investment in nuclear decommissioning trust and other special use funds	(1,212,063)	(1,725,480)	(822,608)
Other	(15,612)	6,458	7,883
Net cash used for investing activities	(1,618,046)	(1,386,929)	(1,277,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	875,537	746,999	1,596,672
Repayment of long-term debt	(150,000)	—	(915,150)
Short-term borrowings and (repayments) — net	48,720	142,000	73,325
Short-term debt borrowings under revolving credit facility	—	—	751,690
Short-term debt repayments under revolving credit facility	—	(19,000)	(770,690)
Dividends paid on common stock	(378,881)	(369,478)	(350,577)
Common stock equity issuance and purchases — net	(2,653)	(2,350)	(1,389)
Distributions to noncontrolling interests	(21,255)	(21,255)	(22,743)
Net cash provided by financing activities	371,468	476,916	361,138
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,137)	(49,999)	49,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,969	59,968	10,283
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,832	$9,969	$59,968
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188

Net income		—		—	550,559	—	19,493	570,052
Other comprehensive loss		—		—	—	(5,700)	—	(5,700)
Dividends on common stock ($3.23 per share)		—		—	(363,063)	—	—	(363,063)
Issuance of common stock	219,925	17,921		—	—	—	—	17,921
Purchase of treasury stock (a)		—	(81,256)	(7,181)	—	—	—	(7,181)
Reissuance of treasury stock for stock-based compensation and other		—	112,796	10,319	—	—	—	10,319
Capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2020	112,760,051	2,677,482	(72,006)	(6,289)	3,025,106	(62,796)	119,290	5,752,793

Net income		—		—	618,720	—	17,224	635,944
Other comprehensive income		—		—	—	7,935	—	7,935
Dividends on common stock ($3.36 per share)		—		—	(379,108)	—	—	(379,108)
Issuance of common stock	254,477	25,261		—	—	—	—	25,261
Purchase of treasury stock (a)		—	(68,892)	(4,655)	—	—	—	(4,655)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		—		—	1	—	1	2
Balance, December 31, 2021	113,014,528	2,702,743	(87,608)	(6,401)	3,264,719	(54,861)	115,260	6,021,460

Net income		—		—	483,602	—	17,224	500,826
Other comprehensive income		—		—	—	23,426	—	23,426
Dividends on common stock ($3.43 per share)		—		—	(387,975)	—	—	(387,975)
Issuance of common stock	232,661	21,996		—	—	—	—	21,996
Purchase of treasury stock (a)		—	(77,152)	(5,152)	—	—	—	(5,152)
Reissuance of treasury stock for stock-based compensation and other		—	91,147	6,548	—	—	—	6,548
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		1		—	1	—	—	2
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Accounting – Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 3 to the financial statements

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
•We read relevant regulatory rate orders issued by the ACC for APS and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory assets and liabilities for completeness.
•We read the Company’s 2022 rate application submitted to the ACC on October 28, 2022.
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
•We evaluated management’s assessment that the SCR plant investment is not probable of a partial disallowance and that the SCR deferred costs are probable of recovery. We read the Notice of Direct Appeal filed with the Arizona Court of Appeals and Petition for Special Action filed with the Arizona Supreme Court, read the Company’s opening brief submitted to the Arizona Court of Appeals, read the ACC’s Answering Brief, read the Intervenors’ briefs, read the Company’s reply brief, and observed the Appeal Oral Arguments, reviewed the Company’s internally prepared memo, and reviewed a legal letter from the Company’s external counsel to assess the likelihood of recovery in future rates or of a future reduction in rates based on the ACC decision.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 27, 2023

We have served as the Company’s auditor since 1932.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

OPERATING REVENUES (Note 2)	$4,324,385	$3,803,835	$3,586,982

OPERATING EXPENSES
Fuel and purchased power	1,629,343	1,152,551	993,419
Operations and maintenance	974,220	940,588	945,181
Depreciation and amortization	753,110	650,773	614,293
Taxes other than income taxes	220,277	234,569	224,790
Other expense	2,494	6,393	7,288
Total	3,579,444	2,984,874	2,784,971
OPERATING INCOME	744,941	818,961	802,011
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	45,263	41,737	33,776
Pension and other postretirement non-service credits — net (Note 7)	98,945	112,742	57,359
Other income (Note 16)	5,888	43,053	51,755
Other expense (Note 16)	(26,108)	(18,897)	(53,694)
Total	123,988	178,635	89,196
INTEREST EXPENSE
Interest charges	262,815	243,592	233,452
Allowance for borrowed funds used during construction (Note 1)	(26,839)	(21,052)	(18,530)
Total	235,976	222,540	214,922
INCOME BEFORE INCOME TAXES	632,953	775,056	676,285
INCOME TAXES (Note 4)	90,800	125,553	88,764
NET INCOME	542,153	649,503	587,521
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	19,493
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$524,929	$632,279	$568,028

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

NET INCOME	$542,153	$649,503	$587,521

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0, $18, and $18	—	(18)	(18)
Reclassification of net realized gain, net of tax benefit (expense) of $0, $18, and $(171) (Note 15)	—	18	592
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(6,332), $(1,990), and $1,955 (Note 7)	19,284	6,038	(5,970)
Total other comprehensive income (loss)	19,284	6,038	(5,396)

COMPREHENSIVE INCOME	561,437	655,541	582,125
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	19,493

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$544,213	$638,317	$562,632

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$22,448,685	$21,685,200
Accumulated depreciation and amortization	(7,926,575)	(7,501,317)
Net	14,522,110	14,183,883
Construction work in progress	1,829,004	1,327,721
Palo Verde sale leaseback, net of accumulated depreciation of $260,754 and $256,884 (Note 17)	90,296	94,166
Intangible assets, net of accumulated amortization of $816,827 and $736,560	258,725	273,537
Nuclear fuel, net of accumulated amortization of $126,157 and $133,122	100,119	106,039
Total property, plant and equipment	16,800,254	15,985,346
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,073,410	1,294,757
Other special use funds (Notes 12 and 18)	347,231	358,410
Assets from risk management activities (Note 15)	44,394	46,908
Other assets	43,344	42,440
Total investments and other assets	1,508,379	1,742,515
CURRENT ASSETS
Cash and cash equivalents	4,042	9,374
Customer and other receivables	448,880	390,533
Accrued unbilled revenues	164,764	133,980
Allowance for doubtful accounts (Note 2)	(23,778)	(25,354)
Materials and supplies (at average cost)	410,481	349,135
Fossil fuel (at average cost)	40,155	18,032
Income tax receivable (Note 4)	1,102	10,756
Assets from risk management activities (Note 15)	87,704	63,481
Deferred fuel and purchased power regulatory asset (Note 3)	460,561	388,148
Other regulatory assets (Note 3)	78,318	130,376
Other current assets	50,043	57,729
Total current assets	1,722,272	1,526,190
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, and 4)	1,283,221	1,192,987
Operating lease right-of-use assets (Note 8)	796,544	888,207
Assets for pension and other postretirement benefits (Note 7)	389,142	537,092
Other	44,040	37,319
Total deferred debits	2,512,947	2,655,605
TOTAL ASSETS	$22,543,852	$21,909,656

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,171,696	3,021,696
Retained earnings	3,607,464	3,470,235
Accumulated other comprehensive loss (Note 19)	(15,596)	(34,880)
Total shareholder equity	6,941,726	6,635,213
Noncontrolling interests (Note 17)	111,229	115,260
Total equity	7,052,955	6,750,473
Long-term debt less current maturities (Note 6)	6,793,529	6,266,693
Total capitalization	13,846,484	13,017,166
CURRENT LIABILITIES
Short-term borrowings (Note 5)	325,000	278,700
Accounts payable	417,732	389,365
Accrued taxes	156,746	152,012
Accrued interest	60,518	56,622
Common dividends payable	97,900	96,000
Customer deposits	41,769	42,293
Liabilities from risk management activities (Note 15)	37,697	4,373
Liabilities for asset retirements (Note 11)	12,232	4,473
Operating lease liabilities (Note 8)	104,728	100,199
Regulatory liabilities (Note 3)	271,575	296,271
Other current liabilities	144,733	145,286
Total current liabilities	1,670,630	1,565,594
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,385,647	2,331,701
Regulatory liabilities (Notes 1, 3, 4 and 7)	2,061,776	2,499,213
Liabilities for asset retirements (Note 11)	785,530	762,909
Liabilities for pension benefits (Note 7)	108,068	138,328
Customer advances	422,103	257,151
Coal mine reclamation	179,255	174,616
Deferred investment tax credit	180,677	186,570
Unrecognized tax benefits (Note 4)	38,658	37,423
Operating lease liabilities (Note 8)	634,199	726,572
Other	230,825	212,413
Total deferred credits and other	7,026,738	7,326,896
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
TOTAL LIABILITIES AND EQUITY	$22,543,852	$21,909,656
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542,153	$649,503	$587,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	817,729	719,039	686,168
Deferred fuel and purchased power	(291,992)	(256,871)	(93,651)
Deferred fuel and purchased power amortization	219,579	44,557	(12,047)
Allowance for equity funds used during construction	(45,263)	(41,737)	(33,776)
Deferred income taxes	(6,817)	128,852	36,462
Deferred investment tax credit	(5,893)	(4,802)	(5,096)
Changes in current assets and liabilities:
Customer and other receivables	(60,930)	(72,101)	(28,206)
Accrued unbilled revenues	(30,784)	(1,783)	(4,032)
Materials, supplies and fossil fuel	(83,469)	(32,870)	11,623
Income tax receivable	9,654	(10,756)	7,313
Other current assets	59,948	(25,587)	(24,669)
Accounts payable	79,492	23,510	(4,503)
Accrued taxes	4,734	3,042	12,642
Other current liabilities	(3,010)	(61,647)	29,587
Change in margin and collateral accounts — assets	22	(50)	404
Change in margin and collateral accounts — liabilities	4,200	350	100
Change in unrecognized tax benefits	(1,989)	(568)	2,220
Change in long-term regulatory liabilities	(332,470)	57,549	13,017
Change in other long-term assets	288,077	(231,804)	(65,139)
Change in other long-term liabilities	67,131	(20,272)	(186,871)
Net cash provided by operating activities	1,230,102	865,554	929,067
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,655,051)	(1,471,795)	(1,326,584)
Contributions in aid of construction	137,436	105,654	62,503
Allowance for borrowed funds used during construction	(26,839)	(21,052)	(18,530)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,207,713	1,720,966	819,518
Investment in nuclear decommissioning trust and other special use funds	(1,212,063)	(1,725,480)	(822,608)
Other	(727)	273	(554)
Net cash used for investing activities	(1,549,531)	(1,391,434)	(1,286,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	524,852	446,999	1,099,722
Repayment of long-term debt	—	—	(465,150)
Short-term borrowings and (repayments) — net	46,300	278,700	—
Short-term debt borrowings under revolving credit facility	—	—	540,000
Short-term debt repayments under revolving credit facility	—	—	(540,000)
Dividends paid on common stock	(385,800)	(376,500)	(357,500)
Equity infusion from Pinnacle West	150,000	150,000	150,000
Noncontrolling interests	(21,255)	(21,255)	(22,743)
Net cash provided by financing activities	314,097	477,944	404,329
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,332)	(47,936)	47,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,374	57,310	10,169
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,042	$9,374	$57,310

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2019	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	568,028	—	19,493	587,521
Other comprehensive loss		—	—	—	(5,396)	—	(5,396)
Dividends on common stock		—	—	(363,000)	—	—	(363,000)
Capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2020	71,264,947	178,162	2,871,696	3,216,955	(40,918)	119,290	6,345,185

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	632,279	—	17,224	649,503
Other comprehensive income		—	—	—	6,038	—	6,038
Dividends on common stock		—	—	(379,000)	—	—	(379,000)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Other		—	—	1	—	1	2
Balance, December 31, 2021	71,264,947	178,162	3,021,696	3,470,235	(34,880)	115,260	6,750,473

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	524,929	—	17,224	542,153
Other comprehensive income		—	—	—	19,284	—	19,284
Dividends on common stock		—	—	(387,700)	—	—	(387,700)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955

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

We consolidate Variable Interest Entities (each a “VIE”) for which we are the primary beneficiary.  We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE.  In performing our primary beneficiary analysis, we consider all relevant facts and circumstances, including the design and activities of the VIE, the terms of the contracts the VIE has entered into, and which parties participated significantly in the design or redesign of the entity.  We continually evaluate our primary beneficiary conclusions to determine if changes have occurred which would impact our primary beneficiary assessments.  We have determined that APS is the primary beneficiary of certain VIE lessor trusts relating to the Palo Verde sale leaseback, and therefore APS consolidates these entities. See Note 17 for additional information. We have determined that Pinnacle West is the primary beneficiary of a captive insurance protected cell VIE. As of December 31, 2022, the captive cell’s activities are insignificant to our consolidated financial statements.

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

See Note 3 for additional information.

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

Certain cost recovery mechanisms may qualify as alternative revenue programs. For alternative revenue programs that meet specified accounting criteria, we recognize revenues when the specific events permitting billing of the additional revenues have been completed.

See Notes 2 and 3 for additional information.

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

Pinnacle West’s property, plant and equipment included in the December 31, 2022, and 2021 Consolidated Balance Sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2022	2021
Generation	$9,563,145	$9,480,572
Transmission	3,589,456	3,402,016
Distribution	7,951,867	7,520,016
General plant	1,347,678	1,286,057
Plant in service and held for future use	22,452,146	21,688,661
Accumulated depreciation and amortization	(7,929,878)	(7,504,603)
Net	14,522,268	14,184,058
Construction work in progress	1,882,791	1,329,478
Palo Verde sale leaseback, net of accumulated depreciation	90,296	94,166
Intangible assets, net of accumulated amortization	258,880	273,693
Nuclear fuel, net of accumulated amortization	100,119	106,039
Total property, plant and equipment	$16,854,354	$15,987,434

Property, plant and equipment balances and classes for APS are not materially different than Pinnacle West.

We expense the costs of plant outages, major maintenance and routine maintenance as incurred.  We charge retired utility plant to accumulated depreciation.  Liabilities associated with the retirement of tangible long-lived assets are recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets.  Accretion of the liability due to the passage of time is an operating expense, and the capitalized cost is depreciated over the useful life of the long-lived asset.  See Note 11 for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS records a regulatory liability for the excess that has been recovered in regulated rates over the amount calculated in accordance with guidance on accounting for AROs.  APS believes it is probable it will recover in regulated rates, the costs calculated in accordance with this accounting guidance.

We record depreciation and amortization on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2022, were as follows:
•Steam generation — 12 years;
•Nuclear plant — 25 years;
•Other generation — 18 years;
•Transmission — 38 years;
•Distribution — 33 years; and
•General plant — 6 years.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $632 million in 2022, $575 million in 2021, and $553 million in 2020. For the years 2020 through 2022, the depreciation rates ranged from a low of 1.37% to a high of 12.15%.  The weighted-average depreciation rate was 3.03% in 2022, 2.87% in 2021, and 2.84% in 2020.

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

AFUDC was calculated by using a composite rate of 5.75% for 2022, 6.75% for 2021, and 6.72% for 2020.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed, and the property is placed in service.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2020, FERC issued an order granting a waiver request related to the existing AFUDC rate calculation beginning March 1, 2020, through February 28, 2021. On February 23, 2021, this waiver was extended until September 30, 2021. On September 21, 2021, it was further extended until March 21, 2022.  The order provided a simplified approach that companies may have elected to implement in order to minimize the significant distorted effect on the AFUDC formula which resulted from increased short-term debt financing during the COVID-19 pandemic.  APS adopted this simplified approach to computing the AFUDC composite rate by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacted the AFUDC composite rate in 2020 and 2021 but did not impact prior years or 2022.  Furthermore, the change in the composite rate calculation did not impact our accounting treatment for these costs. The change did not have a material impact on our financial statements.

Materials and Supplies

APS values materials, supplies and fossil fuel inventory using a weighted-average cost method.  APS materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or net realizable value, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered.

Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, investments held in the nuclear decommissioning trust and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefits plans. Due to the short-term nature of short-term borrowings, the carrying values of these instruments approximate fair value.  Fair value measurements may also be applied on a nonrecurring basis to other assets and liabilities in certain circumstances such as impairments.  We also disclose fair value information for our long-term debt, which is carried at amortized cost. See Note 6 for additional information.

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
See Note 12 for additional information about fair value measurements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Accounting

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and in interest rates.  We manage risks associated with market volatility by utilizing various physical and financial instruments including futures, forwards, options, and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and natural gas as well as interest rate risk.  The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.  We also enter into derivative instruments for economic hedging purposes.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power expenses in our Consolidated Statements of Income, but does not impact our financial condition, net income, or cash flows.

We account for our derivative contracts in accordance with derivatives and hedging guidance, which requires all derivatives not qualifying for a scope exception to be measured at fair value on the balance sheet as either assets or liabilities.  Transactions with counterparties that have master netting arrangements are reported net on the balance sheet.  See Note 15 for additional information about our derivative instruments.

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.001 per kWh of nuclear generation through May 2014, at which point the DOE reduced the fee to zero.  In accordance with a settlement agreement with the DOE in August 2014 for interim storage, we accrued a receivable and an offsetting regulatory liability through the settlement period which ended December of 2022. See Note 10 for information on spent nuclear fuel disposal costs.

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

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid investments with a remaining maturity of three months or less at acquisition.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid (received) during the period for:
Income taxes, net of refunds	$46,227	$229	$(3,019)
Interest, net of amounts capitalized	245,271	227,584	216,951
Significant non-cash investing and financing activities:
Accrued capital expenditures	$114,999	$167,733	$113,502
Dividends declared but not paid	97,895	95,988	93,531

The following table summarizes supplemental APS cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$95,985	$19,783	$41,176
Interest, net of amounts capitalized	227,159	217,749	206,328
Significant non-cash investing and financing activities:
Accrued capital expenditures	$116,533	$167,657	$113,502
Dividends declared but not paid	97,900	96,000	93,500

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS’s software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $84 million in 2022, $80 million in 2021, and $70 million in 2020.  Estimated amortization expense on existing intangible assets over the next five years is $81 million in 2023, $60 million in 2024, $48 million in 2025, $33 million in 2026, and $14 million in 2027.  At December 31, 2022, the weighted-average remaining amortization period for intangible assets was 6 years.

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

Our investments in the nuclear decommissioning trusts, coal reclamation escrow accounts and active union employee medical account, are accounted for in accordance with guidance on accounting for investments in debt and equity securities. See Notes 12 and 18 for more information on these investments.

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

APS enters into purchased power contracts that may contain leases. This occurs when a purchased power agreement designates a specific power plant, APS obtains substantially all of the economic benefits from the use of the plant and has the right to direct the use of the plant. Purchased power lease contracts may also include energy storage facilities. Lease costs relating to purchased power lease contracts are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported in fuel and purchased power on the Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 3. We also may enter into lease agreements related to vehicles, office space, land, and other equipment. See Note 8 for information on our lease agreements.

Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission, and distribution. All other segment activities are insignificant.

Preferred Stock

At December 31, 2022, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50, and $100 par values, none of which was outstanding.

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Retail Electric Service
Residential	$2,046,111	$1,913,324	$1,929,178	(a)
Non-Residential	1,767,616	1,586,940	1,486,098
Wholesale Energy Sales	383,126	187,640	93,345
Transmission Services for Others	116,628	99,285	65,859
Other Sources	10,904	16,646	12,502
Total Operating Revenues	$4,324,385	$3,803,835	$3,586,982
(a)     Residential revenues for the year ended December 31, 2020, reflect a $24 million reduction related to the Arizona Attorney General matter. See Note 10.

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the year ended December 31, 2022, 2021 and 2020 were $4,302 million, $3,760 million, and $3,533 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the year ended December 31, 2022, 2021 and 2020, our revenues that do not qualify as revenue from contracts with customers were $22 million, $44 million and $54 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 3 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2022, and 2021.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Allowance for doubtful accounts, balance at beginning of period	$25,354	$19,782	$8,171
Bad debt expense	17,006	22,251	20,633
Actual write-offs	(18,582)	(16,679)	(9,022)
Allowance for doubtful accounts, balance at end of period	$23,778	$25,354	$19,782

3.    Regulatory Matters

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS requested that the increase become effective December 1, 2023. The hearing for this rate case is currently scheduled to begin in August 2023. APS cannot predict the outcome of its request.

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
•proposed rate design changes for commercial customers, including an experimental program designed to provide access to market pricing for up to 200 megawatt (“MW”) of medium and large commercial customers;

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The CCT plan includes the following proposed components: (i) $100 million that will be paid over 10 years to the Navajo Nation for a sustainable transition to a post-coal economy, which would be funded by customers, (ii) $1.25 million that will be paid over five years to the Navajo Nation to fund an economic development organization, which would be funds not recoverable through rates, (iii) $10 million to facilitate electrification projects within the Navajo Nation, which would be funded equally by funds not recoverable through rates and by customers, (iv) $2.5 million per year in transmission revenue sharing to be paid to the Navajo Nation beginning after the closure of the Four Corners through 2038, which would be funds not recoverable through rates, (v) $12 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, which would primarily be funded by customers, and (vi) $3.7 million that will be paid over five years to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, which would primarily be funded by customers. The commitment of funds that would not be recoverable through rates of $25 million were recognized in our December 31, 2020 financials. In 2021, APS committed an additional $0.9 million to be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant, and this amount was recognized in its December 31, 2021 financials.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended. On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20 basis point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. The Court took the matter under advisement and will issue its decision in due course. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations and will be continuing to explore whether penalties or rebates would be owed to certain customers. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict if the ACC will take any further action on this matter.

Additionally, consistent with the 2019 Rate Case decision, as of April 2022, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $3.33 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $0.5 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommended that funds for CCT shall not be collected from rate payers. On December 8, 2022, the ACC voted against ACC Staff’s proposed order. APS cannot predict if the ACC will take any further action on this matter.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Retail Rate Case Filing and the 2017 Settlement Agreement

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, RUCO, limited income advocates and private rooftop solar organizations signed a settlement agreement (the “2017 Settlement Agreement”) and filed it with the ACC. The 2017 Settlement Agreement provides for, among other things, a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules.

On August 15, 2017, the ACC approved the 2017 Settlement Agreement without material modifications, and on August 18, 2017, the ACC issued a final written Opinion and Order reflecting its decision in APS’s general retail rate case (the “2017 Rate Case Decision”). The new rates went into effect on August 19, 2017.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget includes funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS is proposing a small, pilot-scale program size of up to 140MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. The community solar program was deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

On July 1, 2022, APS filed its 2023 RES Implementation Plan and proposed a budget of approximately $86.2 million, excluding any funding offsets. This budget contains funding for programs to comply with Commission-approved initiatives, including the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

residential and non-residential distributed energy requirements for 2022. On November 10, 2022, the ACC approved the 2023 RES Implementation Plan, including APS’s requested waiver of the distributed energy requirement for 2023.

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

On December 31, 2020, APS filed its 2021 DSM Implementation Plan, which requested a budget of $63.7 million and continued APS’s focus on DSM strategies, such as peak demand reduction, load shifting, storage and electrification strategies, as well as enhanced assistance to customers impacted economically by COVID-19. On April 6, 2021, APS filed an amended 2021 DSM Implementation Plan that proposed an additional one-time incentive for customers participating in the residential energy storage pilot program approved in the 2020 RES Implementation Plan. On July 13, 2021, the ACC approved the amended 2021 DSM Implementation Plan.

On December 17, 2021, APS filed its 2022 DSM Implementation Plan in accordance with an extension granted in 2021. The 2022 DSM requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. On November 10, 2022, the ACC approved the 2022 DSM Implementation Plan, including a proposed performance incentive. On November 30, 2022,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. The ACC has not yet ruled on the 2023 DSM Implementation Plan.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2022 and 2021 (dollars in thousands):

	Twelve Months Ended December 31,
	2022	2021
Beginning balance	$388,148	$175,835
Deferred fuel and purchased power costs — current period	291,992	256,871
Amounts charged to customers	(219,579)	(44,558)
Ending balance	$460,561	$388,148

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 1, 2022, the ACC filed a final report of its third-party audit findings regarding APS’s fuel and purchased power costs for the period January 2019 through January 2021. The report contains an in-depth review of APS’s fuel and purchased power contracts, its monthly fuel accounting activities, its forecasting and dispatching procedures, and its monthly PSA filings, among other fuel-related activities. The report finds that the APS’s fuel processing accounting practices, dispatching procedures, and procedures for hedging activity are reasonable and appropriate. The report includes several recommendations for the ACC’s consideration, including review of current contracts, maintenance schedules, and certain changes and improvements to the schedules in APS’s monthly PSA filings. On December 27, 2022, ACC Staff filed a proposed order supporting adoption of the recommendations in the third-party audit report, and the ACC approved the proposed order on February 22, 2023.

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

On November 30, 2022, APS filed its PSA rate for the PSA year beginning February 1, 2023. To address the growing under-collected PSA balance, APS also requested that one of three different options be adopted, including a temporary or permanent increase of the annual cap to $0.006 per kWh. As of October 31, 2022, the amount in the PSA balancing account was approximately $456 million of fuel and purchased power costs. On February 23, 2023, the ACC approved a rate of $0.019074 per kWh that will continue until further notice of the ACC. The rate will become effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. APS will also be required to notify the ACC when the PSA balancing account approaches $500,000.

On March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA, and on January 12, 2021, the ACC approved this application. On October 28, 2021, APS filed an application requesting approval to recover costs related to three additional energy storage projects through the PSA once the systems are in service, and on December 16, 2021, the ACC approved this application. On February 22, 2022, APS filed an application requesting similar recovery through the PSA for a solar plus energy storage project, and on April 13, 2022, the ACC approved this application. On December 21, 2022, APS filed an application requesting similar recovery through the PSA for a solar plus energy storage project, and on February 22, 2023, the ACC approved this application. For the applications that were approved by the ACC, the ACC has not yet ruled on prudency.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Improvement Surcharge (“EIS”). The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC.  There is an overall cap of $0.0005 per kWh (approximately $13 million to $15 million per year).  APS’s February 1, 2023 application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge, and it will become effective with the first billing cycle in April 2023 absent the ACC taking action.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 15, 2023, APS filed a letter to the ACC docket stating that, in accordance with Decision No. 78585, APS and ACC Staff have agreed to move the filing date for the annual LFCR adjustment to July 31 each year. APS does not believe further ACC approval is needed to move the filing date, and APS intends to file its 2023 annual LFCR adjustment later in 2023 in accordance with the July 31 deadline.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In its March 4, 2021, opinion, the Court of Appeals affirmed the trial court’s dismissal of Burns’ complaint, concluding that Burns could not overturn the ACC’s 4-1 vote refusing to enforce his subpoenas. On May 15, 2021, Burns filed a petition for review with the Arizona Supreme Court asking for reversal of the Court of Appeals opinion and the trial court’s judgment. APS and the ACC filed responses to Burns’ petition on July 14, 2021, requesting that the petition be denied. The Arizona Supreme Court granted Burns’ petition and heard oral argument on March 8, 2022. On September 27, 2022, the Arizona Supreme Court issued a decision in favor of Burns reversing the Court of Appeals’ decision. The Court held that the ACC acting by a majority of its commissioners may not prevent an individual commissioner from exercising investigatory powers pursuant to certain provisions of the Arizona Constitution and that a commissioner aggrieved by such action may seek judicial recourse by way of declaratory judgment. Pinnacle West and APS do not believe there will be any immediate implications given the underlying issues at hand are moot, but the Company cannot predict if or how this authority may be used by commissioners in the future.

Energy Modernization Plan

On January 30, 2018, the initial Energy Modernization Plan was proposed, which consisted of a series of energy policies tied to clean energy sources. Draft energy rules were subsequently issued and a series of revisions were made to the draft rules in 2019 and 2020. On July 30, 2020, the ACC Staff issued final draft energy rules which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear power was defined as a clean energy resource. The proposed rules also required 50% of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retail energy served be renewable by the end of 2035. A new Energy Efficiency Standard (“EES”) was not included in the proposed rules.

The ACC discussed the final draft energy rules at several different meetings in 2020 and 2021. On November 13, 2020, the ACC approved a final draft energy rules package. On April 19, 2021, the Administrative Law Judge issued a Recommended Order and Opinion on the final energy rules. In June 2021, the ACC adopted revised clean energy rules based on a series of ACC amendments. The adopted rules included a final standard of 100% clean energy by 2070 and the following interim standards for carbon reduction from baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider All-Source RFP requirements and the IRP process. During the August 2022 Open Meeting, Commissioners voted to postpone a decision on the All-Source RFP and IRP rulemaking package until 2023. APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe. The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged. Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020. On February 20, 2020, the ACC extended the deadline for all utilities to file their IRPs from April 1, 2020, to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. In February 2022, the ACC acknowledged APS’s IRP. The ACC also approved certain amendments to the IRP process, including, setting an EES of 1.3% of retail sales annually (averaged over a three-year period) and a demand-side resource capacity of 35% of 2020 peak demand by January 1, 2030. APS intends to file its next IRP later in 2023. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the ACC service disconnection rules, APS now uses the calendar based method to suspend the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Customers with past due balances of $75 or greater as of the beginning of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. Effective February 1, 2023 late payment fees for residential customers were reinstated. Late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed and the Governor signed a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. APS cannot predict what impact, if any, this change will have on APS.

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

On October 28, 2021, an ACC Commissioner docketed a letter directing ACC Staff and interested stakeholders to design a 200 to 300 MW pilot program that would allow residential and small commercial customers of APS to elect a competitive electricity supplier. The letter also states that similar programs should be designed for other Arizona regulated electric utilities. APS cannot predict the outcome of these future activities.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral argument on November 30, 2022. The Court took the matter under advisement and will issue its decision in due course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of December 31, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

challenges nor the timing of when this matter will be resolved. See above for further discussion on the 2019 Rate Case decision.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $37.2 million as of December 31, 2022, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $52.6 million as of December 31, 2022, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $13.9 million as of December 31, 2022. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

S		December 31,
	Amortization Through	2022	2021
Pension	(a)	$637,656	$509,751
Deferred fuel and purchased power (b) (c)	2023	460,561	388,148
Income taxes — AFUDC equity	2052	179,631	172,393
Ocotillo deferral (e)	2031	138,143	147,650
Retired power plant costs	2033	98,692	114,841
SCR deferral (e) (f)	2031	97,624	105,771
Deferred property taxes	2027	41,057	49,626
Deferred compensation	2036	33,660	33,997
Income taxes — investment tax credit basis adjustment	2056	23,977	24,768
Palo Verde VIEs (Note 17)	2046	20,933	21,094
Active union medical trust	(g)	18,226	1,175
Four Corners cost deferral	2024	15,999	24,075
Navajo coal reclamation	2026	13,862	16,840
Lost fixed cost recovery (b)	2023	9,547	63,889
Loss on reacquired debt	2038	9,468	11,020
Mead-Phoenix transmission line — contributions in aid of construction	2050	9,048	9,380
Tax expense adjustor mechanism (b)	2031	5,845	6,501
Other	Various	8,171	10,592
Total regulatory assets (d)		$1,822,100	$1,711,511
Less: current regulatory assets		$538,879	$518,524
Total noncurrent regulatory assets		$1,283,221	$1,192,987
(a)This asset represents the future recovery of pension benefit obligations and expense through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  As a result of the 2019 Rate Case Decision, the amount authorized for inclusion in rate base was determined using an averaging methodology, which resulted in a reduced return in retail rates. See Note 7 for further discussion.
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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

		December 31,
	Amortization Through	2022	2021
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$971,545	$1,012,448
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	221,877	229,116
Asset retirement obligations	2057	354,002	614,683
Other postretirement benefits	(d)	270,604	374,816
Removal costs	(c)	106,889	119,580
Deferred fuel and purchased power — mark-to-market (Note 15)	2024	96,367	107,601
Income taxes — change in rates	2051	64,806	67,678
Four Corners coal reclamation	2038	52,592	55,392
Income taxes — deferred investment tax credit	2056	48,035	49,601
Spent nuclear fuel	2027	39,217	45,282
Renewable energy standard (b)	2024	35,720	38,640
FERC transmission true up (b)	2024	22,895	34,303
Property tax deferral (e)	2024	15,521	20,192
Sundance maintenance	2031	16,893	13,797
Demand side management (b)	2023	8,461	5,417
Tax expense adjustor mechanism (b) (e)	N/A	4,835	4,835
Other	Various	3,092	2,103
Total regulatory liabilities		$2,333,351	$2,795,484
Less: current regulatory liabilities		$271,575	$296,271
Total noncurrent regulatory liabilities		$2,061,776	$2,499,213
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
(d)See Note 7.
(e)Balance includes amounts for future regulatory consideration and amortization period determination.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. See Note 17 for additional details related to the Palo Verde sale leaseback VIEs.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2022	2021	2020	2022	2021	2020
Total unrecognized tax benefits, January 1	$45,086	$45,655	$43,435	$45,086	$45,655	$43,435
Additions for tax positions of the current year	1,399	3,305	3,418	1,399	3,305	3,418
Additions for tax positions of prior years	2,069	1,449	1,431	2,069	1,449	1,431
Reductions for tax positions of prior years for:
Changes in judgment	(3,495)	(2,659)	(1,965)	(3,495)	(2,659)	(1,965)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	(1,962)	(2,664)	(664)	(1,962)	(2,664)	(664)
Total unrecognized tax benefits, December 31	$43,097	$45,086	$45,655	$43,097	$45,086	$45,655

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2022	2021	2020	2022	2021	2020
Tax positions, that if recognized, would decrease our effective tax rate	$28,246	$26,300	$25,714	$28,246	$26,300	$25,714

As of the balance sheet date, the tax year ended December 31, 2019, and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2022	2021	2020	2022	2021	2020
Unrecognized tax benefit interest expense/(benefit) recognized	$(139)	$(535)	$266	$(139)	$(535)	$266

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2022	2021	2020	2022	2021	2020
Unrecognized tax benefit interest accrued	$1,181	$1,320	$1,855	$1,181	$1,320	$1,855

Additionally, as of December 31, 2022, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Current:
Federal	$35,617	$(5,041)	$11,869	$103,349	$1,514	$57,299
State	1,950	2,458	1,932	161	(11)	99
Total current	37,567	(2,583)	13,801	103,510	1,503	57,398
Deferred:
Federal	23,693	95,327	53,398	(31,860)	101,175	15,122
State	13,567	17,342	10,974	19,150	22,875	16,244
Total deferred	37,260	112,669	64,372	(12,710)	124,050	31,366
Income tax expense/(benefit)	$74,827	$110,086	$78,173	$90,800	$125,553	$88,764

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart compares pretax income at the 21% statutory federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Federal income tax expense at statutory rate	$120,887	$156,666	$136,127	$132,920	$162,762	$142,020
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	17,740	22,656	19,146	19,000	23,339	20,124
State income tax credits net of federal income tax benefit	(5,482)	(7,015)	(8,951)	(3,744)	(5,277)	(7,213)
Net operating loss carryback tax benefit	—	(5,915)	—	—	—	—
Excess deferred income taxes — Tax Cuts and Jobs Act	(36,241)	(36,558)	(50,543)	(36,241)	(36,558)	(50,543)
Allowance for equity funds used during construction (see Note 1)	(4,629)	(4,180)	(2,747)	(4,629)	(4,180)	(2,747)
Palo Verde VIE noncontrolling interest (see Note 17)	(3,617)	(3,617)	(4,094)	(3,617)	(3,617)	(4,094)
Investment tax credit amortization	(5,608)	(7,620)	(7,510)	(5,608)	(7,620)	(7,510)
Other federal income tax credits	(10,867)	(6,976)	(4,616)	(7,721)	(3,912)	(3,035)
Other	2,644	2,645	1,361	440	616	1,762
Income tax expense/(benefit)	$74,827	$110,086	$78,173	$90,800	$125,553	$88,764

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2022	2021	2022	2021
DEFERRED TAX ASSETS
Risk management activities	$8,826	$677	$8,826	$677
Regulatory liabilities:
Excess deferred income taxes — Tax Cuts and Jobs Act	295,014	306,915	295,014	306,915
Asset retirement obligation and removal costs	107,104	174,952	107,104	174,952
Unamortized investment tax credits	48,035	49,601	48,035	49,601
Other postretirement benefits	66,893	92,654	66,893	92,654
Other	62,915	65,815	62,915	65,815
Operating lease liabilities	184,030	204,890	182,663	204,378
Pension liabilities	33,674	42,136	30,436	37,814
Coal reclamation liabilities	44,312	43,165	44,312	43,165
Renewable energy incentives	19,948	22,646	19,948	22,646
Credit and loss carryforwards	37,647	57,077	13,654	18,902
Other	72,605	74,184	72,605	74,184
Total deferred tax assets	981,003	1,134,712	952,405	1,091,703
DEFERRED TAX LIABILITIES
Plant-related	(2,518,164)	(2,570,613)	(2,518,164)	(2,570,613)
Risk management activities	(32,648)	(27,276)	(32,648)	(27,276)
Pension and other postretirement assets	(96,845)	(133,624)	(96,196)	(132,769)
Other special use funds	(57,572)	(64,610)	(57,572)	(64,610)
Operating lease right-of-use assets	(184,030)	(204,890)	(182,663)	(204,378)
Regulatory assets:
Allowance for equity funds used during construction	(44,405)	(42,616)	(44,405)	(42,616)
Deferred fuel and purchased power	(114,232)	(96,033)	(114,232)	(96,033)
Pension benefits	(157,629)	(126,010)	(157,629)	(126,010)
Retired power plant costs	(24,397)	(28,389)	(24,397)	(28,389)
Other	(103,023)	(123,902)	(103,023)	(123,902)
Other	(32,479)	(28,611)	(7,123)	(6,808)
Total deferred tax liabilities	(3,365,424)	(3,446,574)	(3,338,052)	(3,423,404)
Deferred income taxes — net	$(2,384,421)	$(2,311,862)	$(2,385,647)	$(2,331,701)
As of December 31, 2022, PNW consolidated deferred tax assets for credit and loss carryforwards relate to state credit carryforwards net of federal benefit of $43 million, which first begin to expire in 2024. PNW consolidated credit and loss carryforwards amount above has been reduced by $5 million of unrecognized tax benefits.

As of December 31, 2022, APS consolidated deferred tax assets for credit and loss carryforwards relate to state credit carryforwards net of federal benefit of $19 million, which first begin to expire in 2025. APS consolidated credit and loss carryforwards amount above has been reduced by $5 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit facilities and the amounts available and outstanding (dollars in thousands):

	December 31, 2022			December 31, 2021
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facilities	$200,000	$1,000,000	$1,200,000	$200,000	$1,000,000	$1,200,000
Outstanding Commercial Paper, Term Loan and Revolving Credit Facility Borrowings	(15,720)	(325,000)	(340,720)	(13,300)	(278,700)	(292,000)
Amount of Credit Facilities Available	$184,280	$675,000	$859,280	$186,700	$721,300	$908,000

Commitment Fees	0.175%	0.125%		0.175%	0.125%

Pinnacle West

At December 31, 2022, Pinnacle West had a $200 million revolving credit facility that matures on May 28, 2026. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2022, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $16 million of outstanding commercial paper borrowings.

APS

At December 31, 2022, APS had two $500 million revolving credit facilities that total $1 billion and that mature on May 28, 2026.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. These facilities are available to support APS’s general corporate purposes, including support for APS’s $750 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2022, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities and $325 million of outstanding commercial paper borrowings.

See “Financial Assurances” in Note 10 for a discussion of other outstanding letters of credit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Provisions

On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). On December 15, 2022, the ACC issued a financing order that, among other things, reaffirmed the short-term debt authorization from the 2020 financing order. See Note 6 for additional long-term debt provisions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2022	2021
APS
Pollution control bonds:
Variable	2029	(b)	$163,975	$35,975
Total pollution control bonds			163,975	35,975
Senior unsecured notes	2024-2050	2.20%-6.88%	6,680,000	6,280,000
Unamortized discount			(14,548)	(14,995)
Unamortized premium			12,368	13,575
Unamortized debt issuance cost			(48,266)	(47,862)
Total APS long-term debt			6,793,529	6,266,693
Less current maturities			—	—
Total APS long-term debt less current maturities			6,793,529	6,266,693
BCE
Los Alamitos equity bridge loan	(d)	(d)	27,575	—
Los Alamitos construction facility	(e)	(e)	23,110	—
Unamortized debt issuance cost			(135)	—
Total BCE long-term debt			50,550	—
Less current maturities			50,685	—
Total BCE long-term debt less current maturities			(135)	—
Pinnacle West
Senior unsecured notes	2025	1.3%	500,000	500,000
Term loans	2024	(c)	450,000	300,000
Unamortized discount			(25)	(34)
Unamortized debt issuance cost			(2,083)	(2,924)
Total Pinnacle West long-term debt			947,892	797,042
Less current maturities			—	150,000
Total Pinnacle West long-term debt less current maturities			947,892	647,042
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$7,741,286	$6,913,735
(a)    This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)    The weighted-average interest rate for the variable rate pollution control bonds was 3.96% at December 31, 2022, and 0.22% at December 31, 2021. See additional details below.
(c)    The weighted-average interest rate was 5.1% at December 31, 2022, and 0.81% at December 31, 2021. See additional details below.
(d)    The weighted-average interest rate for the variable rate equity bridge loan is 5.18% at December 31, 2022 and will mature on the project’s commercial operation date, expected on or before August 15, 2023. See additional details below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)    The weighted-average interest rate for the variable rate construction facility is 5.71% at December 31, 2022 and will mature on the project’s commercial operation date, expected on or before August 15, 2023. See additional details below.

The following table shows principal payments due on Pinnacle West’s, APS’s and BCE’s total long-term debt (dollars in thousands):

Year	Consolidated Pinnacle West	Consolidated APS	BCE
2023	$50,685	$—	$50,685
2024	700,000	250,000	—
2025	800,000	300,000	—
2026	250,000	250,000	—
2027	300,000	300,000	—
Thereafter	5,743,975	5,743,975	—
Total	$7,844,660	$6,843,975	$50,685

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$947,892	$905,525	$797,042	$792,735
APS	6,793,529	5,629,491	6,266,693	6,933,619
BCE	50,550	50,685	—	—
Total	$7,791,971	$6,585,701	$7,063,735	$7,726,354

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

On December 23, 2020, Pinnacle West entered into a $150 million term loan facility that was set to mature June 30, 2022. The proceeds were received on January 4, 2021, and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 4, 2021. On January 6, 2022, Pinnacle West repaid this term loan facility early.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matures December 16, 2024. The proceeds were received on January 6, 2023 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023.

APS

On January 6, 2022, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

On September 15, 2022, APS remarketed $128 million of the Maricopa County, Arizona Pollution Control Corporation Revenue Refunding Bonds, 2009 Series B, C, D and E, due May 1, 2029 (the “Bonds”). The Bonds were originally issued on June 26, 2009, and prior to this remarketing were held as treasury bonds. Each series of the Bonds has a principal amount of $32 million. All series of the Bonds have been remarketed and issued in weekly variable interest rate modes and are classified as long-term debt on our Consolidated Balance Sheets.

On November 8, 2022, APS issued $400 million of 6.35% unsecured senior notes that mature December 15, 2032. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper, replenish cash used to fund capital expenditures, and for general corporate purposes.

On January 6, 2023, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

See “Lines of Credit and Short-Term Borrowings” in Note 5 and “Financial Assurances” in Note 10 for discussion of APS’s separate outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 MW solar and battery storage project in Los Alamitos, California (“Los Alamitos”) that is under development by the subsidiary. The credit agreement consists of an approximately $33 million equity bridge loan facility, an approximately $42 million non-recourse construction facility, and an approximately $5 million letter of credit facility. In connection with the credit agreement, Pinnacle West has issued a guarantee of up to $42 million primarily relating to the equity bridge loan. As of December 31, 2022, $28 million has been drawn from the equity bridge loan and there is a $23 million outstanding balance for the construction facility and $2.5 million letters of credit outstanding under the credit facility. The equity bridge loan and construction facility mature and are due on the project’s commercial operation date, expected on or before August 15, 2023.  BCE expects to convert the construction facility into a term loan upon the project’s commercial operation date. On October 19, 2022, BCE executed an interest rate swap to hedge the variable interest rate exposure of this credit facility. See Note 15.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalization not exceed 65%.  At December 31, 2022, the ratio was approximately 57.7% for Pinnacle West and 50.8% for APS.  Failure to comply with such covenant levels would result in an event of default, which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On December 17, 2020, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s long-term debt authorization of $7.5 billion. On December 15, 2022, the ACC issued a financing order approving APS’s application filed on April 6, 2022 requesting to increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease PPAs from the definition of long-term indebtedness for purposes of the ACC financing orders. See Note 5 for additional short-term debt provisions.

7.    Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan (The Pinnacle West Capital Corporation Retirement Plan) and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and its subsidiaries.  All new employees participate in the account balance plan.  Defined benefit plans specify the amount of benefits a plan participant is to receive using information about the participant.  The pension plan covers nearly all employees.  The supplemental excess benefit retirement plan covers officers of the Company and highly compensated employees designated for participation by the Board of Directors.  Our employees do not contribute directly to the plans.  We calculate the benefits based on age, years of service and pay.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West uses a December 31 measurement date each year for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement date.  See Note 12 for further discussion of how fair values are determined.  Due to subjective and complex judgments, which may be required in determining fair values, actual results could differ from the results estimated through the application of these methods.

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

A significant portion of the changes in the actuarial gains and losses of our pension and postretirement plans is attributable to APS and are recoverable in rates.  Accordingly, these changes are recorded as a regulatory asset or regulatory liability. Our retail rates provide for the inclusion of annual benefit expense, which allows for recovery or return of this regulatory asset/liability. See Note 3.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans			Other Benefits Plans
	2022	2021	2020	2022	2021	2020
Service cost-benefits earned during the period	$55,473	$61,236	$56,233	$16,470	$17,796	$22,236
Non-service costs (credits):
Interest cost on benefit obligation	107,492	98,566	118,567	17,491	16,513	25,857
Expected return on plan assets	(185,775)	(202,628)	(187,443)	(46,042)	(41,444)	(40,077)
Amortization of:
Prior service credit	—	—	—	(37,789)	(37,705)	(37,575)
Net actuarial (gain)/loss	17,515	15,948	34,612	(12,835)	(10,093)	—
Net periodic benefit cost/(benefit)	$(5,295)	$(26,878)	$21,969	$(62,705)	$(54,933)	$(29,559)
Portion of cost/(benefit) charged to expense	$(16,431)	$(32,743)	$3,386	$(45,042)	$(38,657)	$(20,966)

The following table shows the plans’ changes in the benefit obligations and funded status (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at January 1	$3,716,824	$3,902,867	$591,841	$624,034
Service cost	55,473	61,236	16,470	17,796
Interest cost	107,492	98,566	17,491	16,513
Benefit payments	(212,565)	(207,928)	(30,913)	(31,280)
Actuarial (gain) loss	(857,695)	(137,917)	(185,428)	(35,222)
Benefit obligation at December 31	2,809,529	3,716,824	409,461	591,841
Change in Plan Assets
Fair value of plan assets at January 1	3,812,041	3,886,544	872,435	961,165
Actual return on plan assets	(787,874)	18,169	(193,807)	41,432
Employer contributions	—	100,000	—	—
Benefit payments	(194,682)	(192,672)	(26,341)	(24,310)
Transfer to active union medical account	—	—	—	(105,852)
Fair value of plan assets at December 31	2,829,485	3,812,041	652,287	872,435
Funded Status at December 31	$19,956	$95,217	$242,826	$280,594

The following table shows information for pension plans with an accumulated obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2022	2021
Accumulated benefit obligation	126,759	161,086
Fair value of plan assets	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on an accumulated benefit obligation basis at December 31, 2022 and December 31, 2021, therefore the only pension plan with an accumulated benefit obligation in excess of plan assets in 2022 and 2021 is a non-qualified supplemental excess benefit retirement plan.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2022	2021
Projected benefit obligation	133,818	169,912
Fair value of plan assets	—	—

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on a projected benefit obligation basis at December 31, 2022, and December 31, 2021, therefore the only pension plan with a projected benefit obligation in excess of plan assets in 2022 and 2021 is a non-qualified supplemental excess benefit retirement plan.

The following table shows the amounts recognized on the Consolidated Balance Sheets (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2022	2021	2022	2021
Noncurrent asset	$153,773	$265,129	$242,826	$280,594
Current liability	(17,531)	(17,047)	—	—
Noncurrent liability	(116,286)	(152,865)	—	—
Net amount recognized (funded status)	$19,956	$95,217	$242,826	$280,594

The following table shows the details related to accumulated other comprehensive loss (gain) as of December 31, 2022, and 2021 (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2022	2021	2022	2021
Net actuarial loss (gain)	$681,335	$582,895	$(195,095)	$(262,352)
Prior service credit	—	—	(76,843)	(114,632)
APS’s portion recorded as a regulatory (asset) liability	(637,656)	(509,751)	270,604	374,816
Income tax expense (benefit)	(10,797)	(18,081)	784	990
Accumulated other comprehensive loss (gain)	$32,882	$55,063	$(550)	$(1,178)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2022	2021	2022	2021	2020
Discount rate – pension plans	5.56%	2.92%	2.92%	2.53%	3.30%
Discount rate – other benefits plans	5.58%	2.98%	2.98%	2.63%	3.42%
Rate of compensation increase	4.57%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets - pension plans	N/A	N/A	5.00%	5.30%	5.75%
Expected long-term return on plan assets - other benefit plans	N/A	N/A	5.35%	4.90%	4.85%
Initial healthcare cost trend rate (pre-65 participants)	6.50%	6.00%	6.00%	6.50%	7.00%
Ultimate healthcare cost trend rate (pre-65 participants)	4.75%	4.75%	4.75%	4.75%	4.75%
Number of years to ultimate trend rate (pre-65 participants)	6	4	3	4	5
Initial and ultimate healthcare cost trend rate (post-65 participants) (a)	2.00%	2.00%	2.00%	2.00%	4.75%
Interest crediting rate – cash balance pension plans	4.50%	4.50%	4.50%	4.50%	4.50%
(a)See discussion above relating to this assumptions impact on benefit obligations and the January 2021 asset transfer to the Active Union Employee Medical Account.

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2023, we are assuming a 6.70% long-term rate of return for pension assets and 6.95% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

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

The overall strategy of the pension plan’s IPS is to achieve an adequate level of trust assets relative to the benefit obligations.  To achieve this objective, the plan’s investment policy provides for mixes of investments including long-term fixed income assets and return-seeking assets.  The target allocation between return-seeking and long-term fixed income assets is defined in the IPS and is a function of the plan’s funded status.  The plan’s funded status is reviewed on at least a monthly basis.

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

Return-seeking assets are intended to provide a reasonable long-term rate of investment return with a prudent level of volatility.  Return-seeking assets are composed of U.S. equities, international equities, and alternative investments.  International equities include investments in both developed and emerging markets.  Alternative investments may include investments in real estate, private equity and various other strategies.  The plan may also hold investments in return-seeking assets by holding securities in partnerships, common and collective trusts, and mutual funds.

Based on the IPS, and given the pension plan’s funded status at year-end 2022, the target and actual allocation for the pension plan at December 31, 2022, are as follows:

	Target Allocation	Actual Allocation
Long-term fixed income assets	80%	78%
Return-seeking assets	20%	22%
Total	100%	100%

The permissible range is within +/-3% of the target allocation shown in the above table, and also considers the plan’s funded status.

The following table presents the additional target allocations, as a percent of total pension plan assets, for the return-seeking assets:

Target Allocation
Equities in US and other developed markets	12%
Equities in emerging markets	4%
Alternative investments	4%
Total	20%

The pension plan IPS does not provide for a specific mix of long-term fixed income assets but does expect the average credit quality of such assets to be investment grade.

As of December 31, 2022, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability.  Some of these asset allocation target mixes vary with the plan’s funded status.  The following table presents the actual allocations of the investment for the other postretirement benefit plan at December 31, 2022:

Actual Allocation
Long-term fixed income assets	62%
Return-seeking assets	38%
Total	100%
See Note 12 for a discussion on the fair value hierarchy and how fair value methodologies are applied.  The plans invest directly in fixed income, U.S. Treasury Futures Contracts, and equity securities, in addition to investing indirectly in fixed income securities, equity securities and real estate through the use of mutual funds, partnerships and common and collective trusts.  Equity securities held directly by the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans are valued using quoted active market prices from the published exchange on which the equity security trades and are classified as Level 1.  U.S. Treasury Futures Contracts are valued using the quoted active market prices from the exchange on which they trade and are classified as Level 1. Fixed income securities issued by the U.S. Treasury held directly by the plans are valued using quoted active market prices and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies are primarily valued using quoted inactive market prices, or quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield, maturity, and credit quality.  These instruments are classified as Level 2.

Mutual funds, partnerships, and common and collective trusts are valued utilizing a Net Asset Value (“NAV”) concept or its equivalent. Mutual funds, which includes exchange traded funds (“ETFs”), are classified as Level 1, and valued using a NAV that is observable and based on the active market in which the fund trades.

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

Investments in partnerships are also valued using the concept of NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships’ underlying assets. The plan’s partnerships holdings relate to investments in high-yield fixed income instruments. Certain partnerships also include funding commitments that may require the plan to contribute up to $50 million to these partnerships; as of December 31, 2022, approximately $38 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2022, by asset category, are as follows (dollars in thousands):

	Level 1	Level 2	Other (a)	Total
Pension Plan:
Cash and cash equivalents	$1,252	$—	$—	$1,252
Fixed income securities:
Corporate	—	1,374,810	—	1,374,810
U.S. Treasury	635,245	—	—	635,245
Other (b)	—	131,999	—	131,999
Common stock equities (c)	155,231	—	—	155,231
Mutual funds (d)	101,557	—	—	101,557
Common and collective trusts:
Equities	—	—	181,912	181,912
Real estate	—	—	174,228	174,228
Partnerships	—	—	13,359	13,359
Short-term investments and other (e)	—	—	59,892	59,892
Total	$893,285	$1,506,809	$429,391	$2,829,485
Other Benefits:
Cash and cash equivalents	$204	$—	$—	$204
Fixed income securities:
Corporate	—	166,879	—	166,879
U.S. Treasury	221,936	—	—	221,936
Other (b)	—	7,321	—	7,321
Common stock equities (c)	127,493	—	—	127,493
Mutual funds (d)	18,824	—	—	18,824
Common and collective trusts:
Equities	—	—	73,956	73,956
Real estate	—	—	23,541	23,541
Short-term investments and other (e)	3,274	—	8,859	12,133
Total	$371,731	$174,200	$106,356	$652,287
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

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $0 million in 2022, $100 million in 2021, and $100 million in 2020.  The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2023, 2024 or 2025.  With regard to contributions to our other postretirement benefit plan, we did not make a contribution in 2022 or 2021 and do not expect to make any contributions in 2023, 2024 or 2025. The Company was reimbursed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$26 million in 2022, $24 million in 2021, and $26 million in 2020 for prior years retiree medical claims from the other postretirement benefit plan trust assets.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension Plans	Other Benefits Plans
2023	$240,034	$31,235
2024	227,234	30,865
2025	223,813	30,251
2026	224,881	30,135
2027	221,976	29,790
Years 2028-2032	1,117,192	146,725

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2022, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $12 million for 2022, $12 million for 2021, and $11 million for 2020.

8.    Leases

We lease certain land, buildings, vehicles, equipment, and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2023 through 2052. Substantially all of our leasing activities relate to APS.

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  These lessor trust entities have been deemed VIEs for which APS is the primary beneficiary.  As the primary beneficiary, APS consolidated these lessor trust entities.  The impacts of these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  See Note 17 for a discussion of VIEs.

APS has purchased power lease agreements that allow APS the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year, the leases have

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-consecutive periods of use. APS does not operate or maintain these leased assets. APS controls the dispatch of these leased assets and is required to pay fixed monthly capacity payments during the periods of use. For these types of leased assets, APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. These purchased power lease contracts are accounted for as operating leases. The contracts do not contain purchase options or term extension options. In addition to the fixed monthly capacity payment, APS must also pay variable charges based on the actual production volume of the asset. The variable consideration is not included in the measurement of our lease obligation.

The following table provides information related to our lease costs (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Operating Lease Cost - Purchased Power Lease Contracts	$104,001	$105,762	68,883
Operating Lease Cost - Land, Property, and Other Equipment	18,061	18,498	18,493
Total Operating Lease Cost	122,062	124,260	87,376
Variable lease cost (a)	122,040	118,969	122,331
Short-term lease cost	9,928	3,872	3,804
Total lease cost	$254,030	$247,101	$213,511
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	December 31, 2022
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2023	$106,151	$14,254	$120,405
2024	104,315	11,330	115,645
2025	106,582	8,655	115,237
2026	120,016	7,207	127,223
2027	89,108	5,292	94,400
Thereafter	210,486	37,873	248,359
Total lease commitments	736,658	84,611	821,269
Less imputed interest	57,682	19,130	76,812
Total lease liabilities	$678,976	$65,481	$744,457

We recognize lease assets and liabilities upon lease commencement. At December 31, 2022, we have various lease arrangements that have been executed but have not yet commenced. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expected lease commencement dates ranging from June 2023 through June 2025, with lease terms expiring through May 2045. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $2.7 billion over the 20-year terms of the agreements.

In January 2023, APS modified two existing purchase power operating lease agreements. Among other changes, the modifications extend the expiration dates of these contracts from October 2027 to October 2032 for one of the leases, and from September 2026 to October 2034 for the other lease. These lease agreements previously commenced in 2020 and 2021. In January 2023, as a result of these modifications, APS recorded an additional $537 million of operating lease liabilities and right-of-use operating lease assets. These obligations relate to payments that will occur during the periods 2023 through 2034.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$118,463	$116,661	$75,097
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	16,990	500,582	441,653

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	7 years	8 years
Weighted average discount rate (a)	2.21%	2.13%

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2022 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,947,593	$1,099,132	$39,933
Palo Verde Unit 2 (a)	16.8%		659,514	383,775	14,784
Palo Verde Common	28.0%	(b)	799,794	346,705	52,631
Palo Verde Sale Leaseback		(a)	351,050	260,754	—
Four Corners Generating Station	63.0%		1,665,042	620,918	46,643
Cholla Common Facilities (c)	50.5%		207,104	140,886	2,988
Transmission facilities:
ANPP 500kV System	33.4%	(b)	133,887	55,704	2,820
Navajo Southern System	26.8%	(b)	90,345	36,929	1,945
Palo Verde — Yuma 500kV System	25.4%	(b)	24,026	7,559	128
Four Corners Switchyards	61.9%	(b)	73,243	20,350	120
Phoenix — Mead System	17.1%	(b)	39,705	20,055	51
Palo Verde — Rudd 500kV System	50.0%		95,736	31,118	391
Morgan — Pinnacle Peak System	64.7%	(b)	119,785	25,791	96
Round Valley System	50.0%		548	193	—
Palo Verde — Morgan System	87.8%	(b)	263,576	34,415	1,414
Hassayampa — North Gila System	80.0%		148,174	22,566	3,771
Cholla 500kV Switchyard	85.7%		8,100	2,380	—
Saguaro 500kV Switchyard	60.0%		21,656	13,809	—
Kyrene — Knox System	50.0%		578	336	—
Agua Fria Switchyard	10.0%		—	—	32
(a)See Note 17.
(b)Weighted-average of interests.
(c)PacifiCorp owns Cholla Unit 4 (see Note 3 for additional information), and APS operated the unit for PacifiCorp.  Cholla Unit 4 was retired on December 24, 2020. The common facilities at Cholla are jointly-owned.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against DOE in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2022. An additional extension is currently pending.

APS has submitted eight claims pursuant to the terms of the August 18, 2014 settlement agreement, for eight separate time periods during July 1, 2011 through June 30, 2021. The DOE has approved and paid $123.9 million for these claims (APS’s share is $36.0 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On October 31, 2022, APS filed its ninth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $14.3 million (APS’s share is $4.2 million). In February 2023, the DOE approved this claim.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $13.7 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers.  The remaining balance of approximately $13.2 billion of liability coverage is provided through a mandatory, industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $22.3 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $62.8 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this, and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2023 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $955 million in 2023; $823 million in 2024; $882 million in 2025; $905 million in 2026; $819 million in 2027; and $8.7 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts include estimated commitments relating to purchased power lease contracts. See Note 8.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Years Ended December 31,
	2023	2024	2025	2026	2027	Thereafter
Coal take-or-pay commitments (a)	$216,729	$211,823	$232,594	$225,345	$204,845	$880,113

(a)Total take-or-pay commitments are approximately $2.0 billion.  The total net present value of these commitments is approximately $1.6 billion.

    APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Total purchases	$305,502	$219,958	$189,817

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $31 million in 2023; $29 million in 2024; $27 million in 2025; $23 million in 2026; $19 million in 2027; and $69 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $179 million at December 31, 2022, and $175 million at December 31, 2021. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows: $18 million in 2023; $19 million in 2024; $20 million in 2025; $21 million in 2026; $22 million in 2027; and $25 million thereafter. These funds are held in an escrow account and will be distributed to certain coal providers under the terms of the applicable coal supply agreements.  Any amendments to current coal supply agreements may change the timing of the contribution or cost of final reclamation. The annual payments to the escrow account and final distribution to certain coal providers may be subject to adjustments based on escrow earnings.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who released, generated, transported to, or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (“PRPs”). PRPs may be strictly, jointly, and severally liable for clean-up. On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”). The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. APS cannot predict the EPA’s timing with respect to this matter. APS’s estimated costs related to this investigation and study is approximately $3 million. APS anticipates incurring additional expenditures in the future, but because the ultimate remediation requirements are not yet finalized by EPA, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID’s CERCLA claims concerning both past and future cost recovery. APS’s share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the ancillary service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. While this lawsuit remains pending, on September 30, 2022, the U.S. District Court for the District of Arizona granted partial summary judgment to the direct defendants for $20.7 million of the $21 million in CERCLA response costs claimed by the service provider. We are unable to predict the outcome of any further litigation related to the remaining response costs at issue in this litigation; however, we do not expect the outcome to have a material impact on our financial position, results of operations, or cash flows.

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. APS filed its response to this information request on April 29, 2022. On January 17, 2023, EPA contacted APS to inform the Company that it would be commencing on-site investigations within the SIBW site, including the Ocotillo power plant, and performing a remedial investigation and feasibility study related to potential PFAS impacts to groundwater over the next two to three years. At the present time, we are unable to predict the outcome of this matter and expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. The Court took the matter under advisement and will issue its decision in due course. Based on the partial recovery of these investments and cost deferrals in current rates and the uncertainty of the outcome of the legal appeals process, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of December 31, 2022. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 3 for additional information regarding the Four Corners SCR cost recovery.

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

Based on EPA’s final standards, APS’s 63% share of the cost of required controls for Four Corners Units 4 and 5 was approximately $400 million, which has been incurred.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC purchased the interest from 4CA on July 3, 2018. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest. In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See “Cholla” in Note 3 for information regarding future plans for Cholla and details related to the resulting regulatory asset.

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla sometime in 2023.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred over 30 years. The analysis needed to perform a similar cost estimate for Cholla remains ongoing at this time. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment process, APS cannot predict any ultimate impacts to the Company; however, at this time APS does not believe the cost estimates for Cholla and any potential change to the cost estimate for Four Corners would have a material impact on its financial position, results of operations, or cash flows.

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That decision, which endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP, was subsequently reversed by the U.S. Supreme Court on June 30, 2022. While the current administration has expressed its intent to develop new carbon emission regulations governing existing power plants sometime in 2023, such action will be constrained by the U.S. Supreme Court’s decision that the CPP violated the Clean Air Act. Nonetheless, we cannot at this time predict the outcome of pending EPA rulemaking proceedings related to carbon emissions from existing power plants.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, RCRA, Superfund, the Navajo Nation, and water supplies for our power plants. The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our fossil-fuel powered plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants. The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments. APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement but cannot predict whether it would obtain such recovery.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the EAB again took up review of the Four Corners NPDES Permit. Oral argument on this appeal was held on September 3, 2020, and the EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to this litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and is not expected to have a material impact on APS’s financial position, results of operations, or cash flows.

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

BCE Matters

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC on May 21, 2021, which was denied on September 9, 2022. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. On October 7, 2022, the request for rehearing was denied by FERC. FERC has not ruled on the motion for stay. Clear Creek has filed a Petition for Review with the U.S. Court of Appeals and Motion for Stay Pending Appeal, both of which are still pending.

Tenaska Clear Creek Wind, LLC filed a second complaint with FERC on May 25, 2022, alleging that the wind farm was being curtailed in a discriminatory manner. The May 25, 2022 Complaint was denied by FERC on December 15, 2022 and Tenaska Clear Creek Wind, LLC requested Rehearing of the denial on January 13, 2023.

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these on-going disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 includes an after-tax loss of $12.8 million relating to this impairment.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of December 31, 2022, standby letters of credit totaled approximately $10 million and will expire in 2023. As of December 31, 2022, surety bonds expiring through 2025 totaled approximately $8 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2022. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. See “Four Corners — 4CA Matter” above for information related to this guarantee. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of December 31, 2022 there is approximately $34 million of remaining guarantees primarily relating to the PTC Guarantees that is expected to terminate by 2030.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the credit agreement entered into by a special purpose subsidiary of BCE on February 11, 2022, Pinnacle West has issued a guarantee of up to $42 million primarily related to the bridge loan. See Note 6 for additional details.

11.     Asset Retirement Obligations

In 2022, APS did not revise any cost estimates related to existing AROs, and no new AROs were necessary.

In 2021, APS revised its cost estimates for existing AROs at Cholla related to updated estimates for the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $28 million. See additional details in Notes 3 and 10.

The following table shows the change in our AROs (dollars in thousands):

	2022	2021
Asset retirement obligations at the beginning of year	$767,382	$705,083
Changes attributable to:
Accretion expense	41,240	38,437
Settlements	(10,860)	(4,111)
Estimated cash flow revisions	—	27,973
Asset retirement obligations at the end of year	$797,762	$767,382

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk Management Activities — Energy Derivative Instruments

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3.

Risk Management Activities — Interest Rate Derivatives

Our interest rate derivative instruments relate to an interest rate swap, which is valued using financial models that utilize observable inputs for similar instruments and are classified as Level 2. Inputs include yield curves and credit quality of the counterparties.

Investments Held in Nuclear Decommissioning Trusts and Other Special Use Funds

The nuclear decommissioning trusts and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union employee medical account. See Note 18 for additional discussion about our investment accounts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2022, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$127,129	$26,132	$(21,163)	(a)	$132,098
Interest rate swaps	—	131	—	—		131
Subtotal risk management activities - derivative instruments	—	127,260	26,132	(21,163)		132,229
Nuclear decommissioning trust:
Equity securities	14,658	—	—	3,827	(b)	18,485
U.S. commingled equity funds	—	—	—	472,582	(c)	472,582
U.S. Treasury debt	211,923	—	—	—		211,923
Corporate debt	—	149,226	—	—		149,226
Mortgage-backed securities	—	147,938	—	—		147,938
Municipal bonds	—	64,881	—	—		64,881
Other fixed income	—	8,375	—	—		8,375
Subtotal nuclear decommissioning trust	226,581	370,420	—	476,409		1,073,410

Other special use funds:
Equity securities	66,974	—	—	963	(b)	67,937
U.S. Treasury debt	275,267	—	—	—		275,267
Municipal bonds	—	4,027	—	—		4,027
Subtotal other special use funds	342,241	4,027	—	963		347,231

Total assets	$568,822	$501,707	$26,132	$456,209		$1,552,870

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(25,874)	$(31,020)	$15,357	(a)	$(41,537)
Interest rate swaps	—	(909)	—	—		(909)
Subtotal risk management activities - derivative instruments	—	(26,783)	(31,020)	15,357		(42,446)

Total liabilities	$—	$(26,783)	$(31,020)	$15,357		$(42,446)
(a)Represents counterparty netting, margin, and collateral. See Note 15.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents the fair value at December 31, 2021, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$115,079	$—	$(4,690)	(a)	$110,389
Nuclear decommissioning trust:
Equity securities	45,264	—	—	(27,782)	(b)	17,482
U.S. commingled equity funds	—	—	—	595,048	(c)	595,048
U.S. Treasury debt	240,745	—	—	—		240,745
Corporate debt	—	203,454	—	—		203,454
Mortgage-backed securities	—	155,574	—	—		155,574
Municipal bonds	—	72,189	—	—		72,189
Other fixed income	—	10,265	—	—		10,265
Subtotal nuclear decommissioning trust	286,009	441,482	—	567,266		1,294,757

Other special use funds:
Equity securities	47,570	—	—	936	(b)	48,506
U.S. Treasury debt	298,170	—	—	—		298,170
Municipal bonds	—	11,734	—	—		11,734
Subtotal other special use funds	345,740	11,734	—	936		358,410

Total assets	$631,749	$568,295	$—	$563,512		$1,763,556
LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	(4,740)	(2,738)	3,105	(a)	(4,373)
(a)Represents counterparty netting, margin, and collateral. See Note 15.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long-term nature of the quote or other characteristics of the product.  Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment. See Note 3.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2022 and December 31, 2021:

	December 31, 2022 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$26,132	$1,759	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$310.69	$163.92
Natural Gas:
Forward Contracts (a)	—	29,261	Discounted cash flows	Natural gas forward price (per MMBtu)	$(11.81)	-	$0.00	$(5.08)
Total	$26,132	$31,020
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2021 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Natural Gas:
Forward Contracts (a)	$—	$2,738	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.76)	-	$(0.65)	$(0.71)
Total	$—	$2,738
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2022	2021
Net derivative balance at beginning of period	$(2,738)	$(1,102)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(374)	13,827
Settlements	(1,123)	(15,463)
Transfers into Level 3 from Level 2	(846)	—
Transfers from Level 3 into Level 2	193	—
Net derivative balance at end of period	$(4,888)	$(2,738)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Transfers in or out of Level 3 are typically related to our long dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 6 for our long-term debt fair values.

Nonrecurring Fair Value Measurements

As of December 31, 2022, the fair value of BCE’s impaired equity method investment that is measured at fair value on a nonrecurring basis was zero, which was valued using significant unobservable inputs (Level 3). The total tax effected impairment charge included in net income for the year ended December 31, 2022 was $12.8 million. See Note 10 for additional information.

13.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	2022	2021	2020
Net income attributable to common shareholders	$483,602	$618,720	$550,559
Weighted average common shares outstanding — basic	113,196	112,910	112,666
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	220	282	276
Weighted average common shares outstanding — diluted	113,416	113,192	112,942
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$4.27	$5.48	$4.89
Net income attributable to common shareholders — diluted	$4.26	$5.47	$4.87

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2021 Long-Term Incentive Plan (“2021 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2021 Plan authorizes up to 1.3 million common shares to be available for grant.  As of December 31, 2022, 0.9 million common shares were available for issuance under the 2021 Plan. During 2022, 2021, and 2020, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2012 to May 2021 were issued under the 2012 Long-Term Incentive Plan (“2012 Plan”), and awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”). No new awards may be granted under the 2012 or 2007 Plans.

Stock-Based Compensation Expense and Activity

Compensation cost included in net income for stock-based compensation plans was $16 million in 2022, $18 million in 2021, and $18 million in 2020.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $2 million in 2022, $3 million in 2021, and $4 million in 2020.

As of December 31, 2022, there were approximately $20 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of two years.

The total fair value of shares vested was $25 million in 2022, $22 million in 2021 and $22 million in 2020.

The following table is a summary of awards granted and the weighted-average grant date fair value for each of the last three years:

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2022	2021	2020	2022	2021	2020
Units granted	174,791	152,345	118,403	208,736	161,840	122,830
Weighted-average grant date fair value	$69.66	$76.72	$71.70	$77.63	$82.42	$104.74
(a)Units granted includes awards that will be cash settled of 0 in 2022, 51,074 in 2021, and 45,646 in 2020. See below for additional information on restricted stock unit grants.
(b)Reflects the target payout level.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change of nonvested awards:

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	253,156		$79.37	280,682	$92.16
Granted	174,791		69.66	208,736	77.63
Vested	(101,216)		84.52	(136,034)	103.30
Forfeited (c)	(9,144)		76.56	(22,690)	78.29
Nonvested at December 31, 2022	317,587	(a)	73.91	330,694	78.91
Vested Awards Outstanding at December 31, 2022	78,912			136,034
(a)Includes 69,413 of awards that will be cash settled.
(b)The nonvested performance shares are reflected at target payout level.
(c)We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $3 million, $4 million, and $6 million in 2022, 2021 and 2020, respectively. This includes cash used to settle restricted stock units of $3 million, $3 million, and $4 million in 2022, 2021 and 2020, respectively. Restricted stock units that are cash settled are classified as liability awards. All performance shares are classified as equity awards.

Restricted Stock Units, Stock Grants, and Stock Units

Restricted stock units are granted to officers and key employees and typically vest and settle in equal annual installments over a 4-year period after the grant date.  Vesting is typically dependent upon continuous service during the vesting period.

Beginning in 2022, restricted stock unit awards are issued in stock. Awards include a dividend equivalent feature that allows each award to accrue dividends and treat them as reinvested, from the date of grant until the applicable vesting date. If the award is forfeited the employee is not entitled to the accrued reinvested dividends on those shares. Awards granted to retirement-eligible employees will vest on a pro-rata basis upon the employee’s retirement.

Prior to 2022, awardees typically elected to receive payment in either 100% stock, 100% cash, or 50% in cash and 50% in stock.  Awards included a dividend equivalent feature that accrued dividend rights from the date of grant until the applicable vesting date, plus interest compounded quarterly. If the award was forfeited the employee was not entitled to the accrued dividends on those shares. Awards granted to retirement-eligible employees typically vested upon the employee’s retirement.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock unit awards that will be settled in shares are accounted for as equity awards, with compensation cost calculated using the Company’s closing stock price on the date of grant. Compensation cost is recognized over the requisite service period based on the fair value of the award.

Stock grants are issued to non-officer members of the Board of Directors. They may elect to receive the stock grant, or to defer receipt until a later date and receive stock units in lieu of the stock grant.  The members of the Board of Directors who elect to defer may elect to receive payment in either 100% stock, 100% cash, or 50% in cash and 50% in stock.  The stock units include a dividend equivalent feature that accrues dividend rights from the date of grant to the date of payment, plus interest compounded quarterly.

Performance Share Awards

Performance share awards are granted to officers and key employees.  The awards contain separate performance metric criteria that affect the number of shares that may be received if, after the end of a 3-year performance period, the performance criteria are met.

Beginning in 2022, performance share awards contain three separate, unrelated performance criteria. The first performance criteria is based upon Pinnacle West’s total shareholder return (“TSR”) in relation to the TSR of other companies in a specified utility index (i.e., the TSR component). The second performance criteria is based upon Pinnacle West’s earnings per share (“EPS”) performance relative to an approved target (i.e., the EPS component). The third performance criteria is based upon APS’s clean MW installed of renewable or other carbon free resources compared to the approved target (i.e., the Clean component). The exact number of shares issued is calculated separately for each performance component and can vary from 0% to 200% of the target award for each separate performance criteria. Shares received include a dividend equivalent feature that treats accrued dividends as reinvested, from the date of grant until the date of payment, equal to the number of vested performance shares. If the award is forfeited or if the performance criteria are not achieved, the employee is not entitled to the dividends on those shares. Awards granted to retirement-eligible employees will vest on a pro-rata basis upon the employee’s retirement.

Prior to 2022, performance share awards had two performance criteria. The first performance criteria was based upon non-financial performance metrics (i.e., the Metric component). The second performance criteria was based upon Pinnacle West’s TSR in relation to the TSR of other companies in a specified utility index (i.e., the TSR component). The exact number of shares issued will vary from 0% to 200% of the target award. Shares received included a dividend equivalent feature that allows accrued dividend rights from the date of grant until the date of payment, plus interest compounded quarterly, equal to the number of vested performance shares. If the award was forfeited, the employee was not entitled to the accrued dividends on those shares. Awards granted to retirement-eligible employees typically vested upon the employee’s retirement.

Performance share awards are accounted for as equity awards, with compensation cost based on the fair value of the award on the grant date. Compensation cost relating to the EPS, Clean and Metric component of the respective awards is based on the Company’s closing stock price on the date of grant, with compensation cost recognized over the requisite service period based on the number of shares expected to vest. Management evaluates the probability of meeting the EPS, Clean and Metric component at each balance sheet date. If the EPS, Clean and Metric component criteria are not ultimately achieved, no

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation cost is recognized relating to the EPS, Clean and Metric component, and any previously recognized compensation cost is reversed. Compensation cost relating to the TSR component of the respective awards is determined using a Monte Carlo simulation valuation model, with compensation cost recognized ratably over the requisite service period, regardless of the number of shares that actually vest.

15.    Derivative Accounting

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

Energy Derivatives

For its regulated operations, APS defers for future rate treatment 100% of the unrealized gains and losses on energy derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on energy derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate. See Note 3.  Gains and losses from energy derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	December 31, 2022	December 31, 2021
Power	GWh	1,197	—
Gas	Billion cubic feet	149	155

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Energy Derivative Instruments

The following table provides information about APS’s gains and losses from energy derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2022	2021	2020
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$—	$—	$(763)
(a)During the years ended December 31, 2022, 2021, and 2020, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.
(b)Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that no amounts will be reclassified from accumulated OCI into income. For APS, the delivery period for all energy derivative instruments in designated cash flow accounting hedging relationships have lapsed.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2022	2021	2020
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$307,287	$216,847	$(3,178)
(a)Amounts are before the effect of PSA deferrals.

Energy Derivative Instruments in the Consolidated Balance Sheets

Our energy derivative transactions are typically executed under standardized or customized agreements, which include collateral requirements and, in the event of a default, would allow for the netting of positive and negative exposures associated with a single counterparty.  Agreements that allow for the offsetting of positive and negative exposures associated with a single counterparty are considered master netting arrangements.  Transactions with counterparties that have master netting arrangements are offset and reported net on the Consolidated Balance Sheets.  Transactions that do not allow for offsetting of positive and negative positions are reported gross on the Consolidated Balance Sheets.

We do not offset a counterparty’s current energy derivative contracts with the counterparty’s non-current energy derivative contracts, although our master netting arrangements would allow current and non-current positions to be offset in the event of a default.  These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, trade receivables and trade payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit).  These types of transactions are excluded from the offsetting tables presented below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of APS's risk management activities reported on a gross basis and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of APS's Consolidated Balance Sheets.

As of December 31, 2022: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$103,484	$(15,808)	$87,676	$28	$87,704
Investments and other assets	49,777	(5,383)	44,394	—	44,394
Total assets	153,261	(21,191)	132,070	28	132,098

Current liabilities	(47,670)	15,808	(31,862)	(5,835)	(37,697)
Deferred credits and other	(9,223)	5,383	(3,840)	—	(3,840)
Total liabilities	(56,893)	21,191	(35,702)	(5,835)	(41,537)
Total	$96,368	$—	$96,368	$(5,807)	$90,561
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $5,835 thousand and cash margin provided to counterparties of $28 thousand.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivatives

On October 19, 2022, Bright Canyon Energy entered into an interest rate swap to hedge the variable interest rate exposure relating to the Los Alamitos credit agreement. The transaction qualifies and has been designated as cash flow hedge. The hedge’s gain or loss is reported as a component of other comprehensive income and subsequently will be reclassified into earnings in the periods during which the related interest expense on the debt is incurred. As of December 31, 2022, the interest rate swap has a notional value of $32 million with a maturity in 2041. Relating to this derivative, our Consolidated Balance Sheet as of December 31, 2022 includes approximately $0.9 million reported within the liabilities from risk management activities line within the deferred credits and other section, and $0.1 million reported within the current assets from risk management activities line. For the year ended December 31, 2022, the Consolidated Income Statement includes a pretax loss of approximately $0.8 million recognized in other comprehensive income relating to the interest rate swap. There were no gains or losses reclassified out of accumulated other comprehensive income for the year ended December 31, 2022, and we expect no significant amounts will be reclassified into earnings over the next 12 months.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of December 31, 2022, we have two counterparties for which our exposure represents approximately 21% of Pinnacle West’s $132 million of risk management assets. This exposure relates to master agreements with the counterparties and both are rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities, and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Certain of our energy derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross-default provisions, and adequate assurance provisions.  Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions.  For those energy derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

December 31, 2022
Aggregate fair value of derivative instruments in a net liability position	$56,893
Cash collateral posted	—
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	32,884
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $76 million if our debt credit ratings were to fall below investment grade.

16.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense for 2022, 2021 and 2020 (dollars in thousands):

	2022		2021	2020
Other income:
Interest income	$7,326		$6,726	$12,210
Investment gains (losses) — net	—		—	2,358
Debt return on Four Corners SCR deferral (Note 3)	—		14,955	15,865
Debt return on Ocotillo modernization project (Note 3)	—		23,366	26,121
Miscellaneous	590		53	149
Total other income	$7,916		$45,100	$56,703
Other expense:
Non-operating costs	$(18,619)		$(13,008)	$(12,400)
Investment gains (losses) — net	(20,537)	(b)	(1,367)	—
Miscellaneous	(13,229)	(a)	(11,021)	(45,376)	(a)
Total other expense	$(52,385)		$(25,396)	$(57,776)
(a)The 2022 miscellaneous amount includes donations of $7 million to the APS Foundation. The 2020 miscellaneous amount includes donations of approximately $10 million to the APS Foundation and approximately $25.2 million related to the CCT plan. See Note 3.
(b)The 2022 investment loss is primarily related to an impairment write-off of BCE’s Clear Creek wind farm investment. See Note 10.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2022, 2021 and 2020 (dollars in thousands):

	2022		2021	2020
Other income:
Interest income	$5,332		$4,692	$9,621
Debt return on Four Corners SCR deferral (Note 3)	—		14,955	15,865
Debt return on Ocotillo modernization project (Note 3)	—		23,366	26,121
Miscellaneous	556		40	148
Total other income	$5,888		$43,053	$51,755
Other expense:
Non-operating costs	$(15,579)		$(10,080)	$(10,659)
Miscellaneous	(10,529)	(a)	(8,817)	(43,035)	(a)
Total other expense	$(26,108)		$(18,897)	$(53,694)
(a)The 2022 miscellaneous amount includes donations of $7 million to the APS Foundation. The 2020 miscellaneous amount includes donations of approximately $10 million to the APS Foundation and approximately $25.2 million related to the CCT plan. See Note 3.

17.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2033 under all three lease agreements. APS will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2023 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income of $17 million for 2022, $17 million for 2021 and $19 million for 2020. The increase in net income is entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Balance Sheets include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2022	December 31, 2021
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$90,296	$94,166
Equity-Noncontrolling interests	111,229	115,260

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written-down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $324 million beginning in 2023, and up to $501 million over the lease extension terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

18.    Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	December 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$487,240	$66,974	$554,214		$334,817	$(267)
Available for sale-fixed income securities	582,343	279,294	861,637	(a)	3,177	(68,795)
Other	3,827	963	4,790	(b)	—	(29)
Total	$1,073,410	$347,231	$1,420,641		$337,994	$(69,091)
(a)As of December 31, 2022, the amortized cost basis of these available-for-sale investments is $927 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2021
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$640,312	$47,570	$687,882		$451,387	$—
Available for sale-fixed income securities	682,227	309,904	992,131	(a)	24,283	(4,063)
Other	(27,782)	936	(26,846)	(b)	—	—
Total	$1,294,757	$358,410	$1,653,167		$475,670	$(4,063)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Year Ended December 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2022
Realized gains	$9,017	$420	$9,437
Realized losses	(40,239)	—	(40,239)
Proceeds from the sale of securities (a)	979,639	227,558	1,207,197
2021
Realized gains	134,610	49	134,659
Realized losses	(8,431)	(7)	(8,438)
Proceeds from the sale of securities (a)	1,457,305	263,661	1,720,966
2020
Realized gains	12,194	176	12,370
Realized losses	(5,553)	(15)	(5,568)
Proceeds from the sale of securities (a)	675,035	144,484	819,519
(a)Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at December 31, 2022, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$9,422	$49,917	$38,157	$97,496
1 year – 5 years	181,640	36,484	143,878	362,002
5 years – 10 years	122,340	—	6,831	129,171
Greater than 10 years	268,941	4,027	—	272,968
Total	$582,343	$90,428	$188,866	$861,637

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance at December 31, 2020	$(60,725)		$(2,071)		$(62,796)
OCI (loss) before reclassifications	2,439		1,077		3,516
Amounts reclassified from accumulated other comprehensive loss	4,401	(a)	18	(b)	4,419
Balance at December 31, 2021	(53,885)		(976)		(54,861)
OCI (loss) before reclassifications	17,550		1,873		19,423
Amounts reclassified from accumulated other comprehensive loss	4,003	(a)	—		4,003
Balance at December 31, 2022	$(32,332)		$897		$(31,435)
(a)These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 7.
(b)These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 15.

Changes in Accumulated Other Comprehensive Loss — APS

The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance at December 31, 2020	$(40,918)		$—		$(40,918)
OCI (loss) before reclassifications	2,043		(18)		2,025
Amounts reclassified from accumulated other comprehensive loss	3,995	(a)	18	(b)	4,013
Balance at December 31, 2021	(34,880)		—		(34,880)
OCI (loss) before reclassifications	15,646		—		15,646
Amounts reclassified from accumulated other comprehensive loss	3,638	(a)	—		3,638
Balance at December 31, 2022	$(15,596)		$—		$(15,596)
(a)These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 7.
(b)These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 15.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating expenses	$8,850	$10,245	$7,901
Other
Equity in earnings of subsidiaries	500,042	628,916	566,147
Other expense	(4,725)	(4,919)	(4,586)
Total	495,317	623,997	561,561
Interest expense	18,861	10,672	14,021
Income before income taxes	467,606	603,080	539,639
Income tax benefit	(15,996)	(15,640)	(10,920)
Net income attributable to common shareholders	483,602	618,720	550,559
Other comprehensive income (loss) — attributable to common shareholders	23,426	7,935	(5,700)
Total comprehensive income — attributable to common shareholders	$507,028	$626,655	$544,859

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$—	$594
Accounts receivable	132,061	125,457
Income tax receivable	14,494	1,498
Other current assets	288	13
Total current assets	146,843	127,562
Investments and other assets
Investments in subsidiaries	7,105,789	6,797,528
Deferred income taxes	1,521	19,520
Other assets	23,153	57,608
Total investments and other assets	7,130,463	6,874,656
TOTAL ASSETS	$7,277,306	$7,002,218

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,499	$3,071
Accrued taxes	7,694	19,855
Common dividends payable	97,895	95,988
Short-term borrowings	15,720	13,300
Current maturities of long-term debt	—	150,000
Operating lease liabilities	117	107
Other current liabilities	14,637	14,684
Total current liabilities	142,562	297,005

Long-term debt less current maturities (Note 6)	947,892	647,139

Pension liabilities	8,218	14,537
Operating lease liabilities	1,459	1,576
Other	17,299	20,501
Total deferred credits and other	26,976	36,614
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
Common stock equity
Common stock	2,719,735	2,696,342
Accumulated other comprehensive loss	(31,435)	(54,861)
Retained earnings	3,360,347	3,264,719
Total Pinnacle West Shareholders’ equity	6,048,647	5,906,200
Noncontrolling interests	111,229	115,260
Total Equity	6,159,876	6,021,460
TOTAL LIABILITIES AND EQUITY	$7,277,306	$7,002,218
See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$483,602	$618,720	$550,559
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(500,042)	(628,916)	(566,147)
Depreciation and amortization	76	93	76
Deferred income taxes	17,256	(11,381)	33,007
Accounts receivable	(8,535)	8,897	(7,903)
Accounts payable	3,431	(2,598)	(1,964)
Accrued taxes and income tax receivables — net	(25,157)	16,079	9,610
Dividends received from subsidiaries	385,800	376,500	357,500
Other	47,719	4,214	20,163
Net cash flow provided by operating activities	404,150	381,608	394,901
Cash flows from investing activities
Investments in subsidiaries	(186,630)	(145,266)	(137,881)
Repayments of loans from subsidiaries	14,308	4,017	932
Advances of loans to subsidiaries	(3,308)	(12,256)	(7,261)
Net cash flow used for investing activities	(175,630)	(153,505)	(144,210)
Cash flows from financing activities
Issuance of long-term debt	300,000	300,000	496,950
Short-term debt borrowings under revolving credit facility	—	—	211,690
Short-term debt repayments under revolving credit facility	—	(19,000)	(230,690)
Short-term borrowings and (repayments) — net	2,420	(136,700)	73,325
Dividends paid on common stock	(378,881)	(369,478)	(350,577)
Repayment of long-term debt	(150,000)	—	(450,000)
Common stock equity issuance and purchases — net	(2,653)	(2,350)	(1,389)
Net cash flow used for financing activities	(229,114)	(227,528)	(250,691)
Net decrease in cash and cash equivalents	(594)	575	—
Cash and cash equivalents at beginning of year	594	19	19
Cash and cash equivalents at end of year	$—	$594	$19

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2022.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2022.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Proposal 1 — Election of Directors” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2023 (the “2023 Proxy Statement”) and to the “Information about our Executive Officers” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Director Compensation,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2023 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” in the 2023 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, with respect to the the 2021 Plan, 2012 Plan, the 2007 Plan, under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,340,572	—	864,533
Equity compensation plans not approved by security holders	—	—	—
Total	1,340,572	—	864,533

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

Equity Compensation Plans Approved By Security Holders

Amounts in column (a) in the table above include shares subject to awards outstanding under three equity compensation plans that were previously approved by our shareholders:  (a) the 2007 Plan, which was approved by our shareholders at our 2007 annual meeting of shareholders and under which no new stock awards may be granted; (b) the 2012 Plan, as amended, which was approved by our shareholders at our 2012 annual meeting of shareholders and the first amendment to the 2012 Plan was approved by our shareholders at our 2017 annual meeting of shareholders and under which no new stock awards may be granted; and (c) the 2021 Plan which was approved by our shareholders at our 2021 annual meeting of shareholders.  See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

Equity Compensation Plans Not Approved by Security Holders

The Company does not have any equity compensation plans under which shares can be issued that have not been approved by the shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2023 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES
Pinnacle West

Reference is hereby made to “Audit Matters — Audit Fees and — Pre-Approval Policies” in the 2023 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2022	2021
Audit Fees (1)	$2,653,737	$2,580,260
Audit-Related Fees (2)	498,167	333,905

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements     and for review of financial statements included in Reports on Form 10-K and Form 10-Q, respectively.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits and environmental, social and governance assurance readiness performed in 2022 and 2021.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $100,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2022 were pre-approved by the Audit Committee or the Chair consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
8/7/2008
3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3(1)	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.4(a)	Pinnacle West	Fourth Supplemental Indenture dated as of June 17, 2020	4.1 to Pinnacle West June 10, 2020 Form 8-K Report, File No. 1-8962	6/16/2020

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6(a)	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6(b)	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6(c)	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6(d)	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(e)	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(f)	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(g)	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(h)	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6(i)	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6(j)	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6(k)	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.6(l)	Pinnacle West APS	Twenty-First Supplemental Indenture dated as of September 11, 2017	4.1 to Pinnacle West/APS September 11, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.6(m)	Pinnacle West APS	Twenty-Second Supplemental Indenture dated as of August 9, 2018	4.1 to Pinnacle West/APS August 9, 2018 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/9/2018

4.6(n)	Pinnacle West APS	Twenty-Third Supplemental Indenture dated as of February 28, 2019	4.1 to Pinnacle West/APS February 28, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2019

4.6(o)	Pinnacle West APS	Twenty-Fourth Supplemental Indenture dated as of August 19, 2019	4.1 to Pinnacle West/APS August 16, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2019

4.6(p)	Pinnacle West APS	Twenty-Fifth Supplemental Indenture dated as of November 20, 2019	4.1 to Pinnacle West/APS November 20, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/20/2019

4.6(q)	Pinnacle West APS	Twenty-Sixth Supplemental Indenture dated as of May 22, 2020	4.1 to Pinnacle West/APS May 22, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2020

4.6(r)	Pinnacle West APS	Twenty-Seventh Supplemental Indenture dated as of September 11, 2020	4.1 to Pinnacle West/APS September 11, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2020
4.6(s)	Pinnacle West APS	Twenty-Eighth Supplemental Indenture dated as of August 16, 2021	4.1 to Pinnacle West/APS August 16, 2021 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2021
4.6(t)	Pinnacle West APS	Twenty-Ninth Supplemental Indenture dated as of November 8, 2022	4.1 to Pinnacle West/APS November 8, 2022 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2022

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8/9/2004

4.7(a)	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8(a)	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

4.9	Pinnacle West APS	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(1)	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(1)(a)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(b)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(c)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(d)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(e)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(f)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(g)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(h)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(i)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1(1)(j)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1(2)	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(2)(a)	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1(2)(b)	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(2)(c)	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1(2)(d)	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(2)(e)	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(f)	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(g)	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(2)(h)	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2(1)[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively	10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.2(1)(a)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(1)(b)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(1)(c)[b]	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2(1)(d)[b]	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2(2)[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

10.2(2)(a)[b]	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(2)(b)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(2)(c)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)(a)[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(4)[b]	Pinnacle West APS
Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan as amended and restated effective January 1, 1996
			10.10A to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.2(4)(a)[b]	Pinnacle West APS
First Amendment effective as of January 1, 1999, to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan
			10.7A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(4)(b)[b]	Pinnacle West APS
Second Amendment effective January 1, 2000 to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan
			10.10A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2(4)(c)[b]	Pinnacle West APS
Third Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective as of January 1, 2002
			10.3 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5/15/2003

10.2(4)(d)[b]	Pinnacle West APS
Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective January 1, 2003
			10.64b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2(5)[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(1)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3(1)(a)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3(2)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(2)(a)[b]	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2a to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.3(2)(b)[b]	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2b to Pinnacle West/APS 2017 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/23/2018

10.4(1)[b]	Pinnacle West APS	Offer of Employment Letter dated July 19, 2018 between Pinnacle West and Robert E. Smith	10.4.5 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020

10.4(2)[b]	Pinnacle West APS	Supplemental Agreement dated October 17, 2018 between Pinnacle West and Robert E. Smith	10.4.6 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020
10.4(3)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 19, 2019 between Pinnacle West and Theodore Geisler	10.4.4 to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.4(4)[b]	Pinnacle West APS	Retention Agreement dated December 19, 2008 between APS and Maria Lacal	10.4.5a to Pinnacle West/APS 2021 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.4(5)[b]	Pinnacle West APS	First Amendment to the Retention Agreement dated May 24, 2011 between APS and Maria Lacal	10.4.5b to Pinnacle West/APS 2021 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.4(6)(a)[b]	Pinnacle West APS	Medical Retention Agreement dated October 31, 2014 between APS and Maria Lacal	10.4.6 to Pinnacle West/APS 2021 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021
10.4(6)(b)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated October 31, 2014 between APS and Maria Lacal	10.4.7 to Pinnacle West/APS 2021 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.4(7)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated September 29, 2016 between APS and Maria Lacal	10.4.8 to Pinnacle West/APS 2021 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.4(8)[b]	Pinnacle West APS	Offer of Employment Letter dated May 19, 2022 between APS and Adam Heflin

10.4(9)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 21, 2019 between APS and Jacob Tetlow

10.4(10)[b]	Pinnacle West APS	First Amendment to Discretionary Credit Award Agreement dated February 21, 2021 between APS and Jacob Tetlow

10.5(1)bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77bd to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5(1)(a)bd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(2)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(3)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5(4)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/22/2013
10.5(5)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(1)[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6(1)(a)[b]	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6(1)(b)bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6(1)(c)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6(1)(d)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6(1)(e)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(f)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(g)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(2)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6(3)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6(4)bd	Pinnacle West APS	Summary of 2023 Variable Incentive Plan and Officer Variable Incentive Plan

10.6(5)[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6(5)(a)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(b)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(c)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(d)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(e)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.6(5)(f)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6f to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(g)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6g to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(h)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(i)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(j)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2020 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/8/2020

10.6(5)(k)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5k to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.6(5)(l)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5l to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021
10.6(5)(m)bd	Pinnacle West APS	Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2021 Annual Meeting of Shareholders, File No. 1-8962	4/01/2021
10.6(5)(n)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5n to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022
10.6(5)(o)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5o to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(p)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5p to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022
10.6(5)(q)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5q to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022
10.6(5)(r)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5r to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022
10.6(5)(s)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5s to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(t)bd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(u)bd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(v)bd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017

10.7(1)	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(a)	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(b)	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-89	7/25/1985

10.7(1)(c)	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(1)(d)	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(2)	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(2)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7(3)	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(3)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7(4)	Pinnacle West APS
Four Corners Project Co-Tenancy Agreement, conformed copy up through and including Amendment No. 11, dated June 30, 2018, among APS, Public Service Company of New Mexico, SRP, Tucson Electric Power Company and Navajo Transitional Energy Company, LLC
			10.7.4c to Pinnacle West/APS June 30, 2018 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2018
10.7(4)(a)	Pinnacle West APS
Four Corners Project Co-Tenancy Agreement, conformed copy up through and including Amendment No. 13, dated June 25, 2021, among APS, Public Service Company of New Mexico, SRP, Tucson Electric Power Company and Navajo
			10.5 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

10.8(1)	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’s Form S-7 Registration Statement, File No. 2-36505	3/23/1970

10.8(2)	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3/23/1970

10.8(3)	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’s Form S-7 Registration Statement, File No. 2-394442	3/16/1971

10.8(4)	Pinnacle West APS
Navajo Project Co-Tenancy Agreement dated as of March 23, 1976, and Supplement No. 1 thereto dated as of October 18, 1976, Amendment No. 1 dated as of July 5, 1988, and Amendment No. 2 dated as of June 14, 1996; Amendment No. 3 dated as of February 11, 1997; Amendment No. 4 dated as of January 21, 1997; Amendment No. 5 dated as of January 23, 1998; Amendment No. 6 dated as of July 31, 1998
			10.107 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.8(5)	Pinnacle West APS
Navajo Project Participation Agreement dated as of September 30, 1969, and Amendment and Supplement No. 1 dated as of January 16, 1970, and Coordinating Committee Agreement No. 1 dated as of September 30, 1971
			10.108 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.9(1)	Pinnacle West APS	ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, and amendments 1-12 thereto	10.1 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.9(1)(a)	Pinnacle West APS	Amendment No. 13, dated as of April 22, 1991, to ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	10.1 to APS’s March 31, 1991 Form 10-Q Report, File No. 1-4473	5/15/1991

10.9(1)(b)	Pinnacle West APS
Amendment No. 14 to ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles
			99.1 to Pinnacle West’s June 30, 2000 Form 10-Q Report, File No. 1-8962	8/14/2000

10.9(1)(c)	Pinnacle West APS
Amendment No. 15, dated November 29, 2010, to ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles
			10.9.1c to Pinnacle West/APS 2010 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/18/2011

10.9(1)(d)	Pinnacle West APS
Amendment No. 16, dated April 28, 2014, to ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles
			10.2 to Pinnacle West/APS March 31, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2014

10.10(1)	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10(2)	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10(2)(a)	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

10.10(3)	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10(4)	Pinnacle West APS	Contract among PacifiCorp, APS and DOE Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10(5)	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.11(1)	Pinnacle West APS
Term Loan Agreement dated as of February 26, 2019 among APS, as Borrower, SunTrust Bank, as Agent, SunTrust Bank, TD Bank, N.A., U.S. Bank National Association and The Bank of Nova Scotia, as Co-Syndication Agents and such institutions compromising the lenders party thereto
			10.1 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.11(2)	Pinnacle West	Amended and Restated Five-Year Credit Agreements dated as of May 28, 2021, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

10.11(3)	Pinnacle West APS
Amended and Restated Five-Year Credit Agreement dated as of May 28, 2021, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.2 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021
10.11(4)	Pinnacle West APS
Five-Year Credit Agreement dated as of May 28, 2021, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.3 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

10.12(1)[c]	Pinnacle West APS	Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	4.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

10.12(1)(a)[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.5 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

10.12(1)(b)[c]	Pinnacle West APS	Amendment No. 2 dated as of June 1, 1987 to Facility Lease dated as of August 1, 1986 between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.12(1)(c)[c]	Pinnacle West APS	Amendment No. 3, dated as of March 17, 1993, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.12(1)(d)[c]	Pinnacle West APS
Amendment No. 4, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Emerson Finance LLC, as Lessor, and APS, as Lessee
			10.2 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

10.12(1)(e)[c]	Pinnacle West APS
Amendment No. 3, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Security Pacific Capital Leasing Corporation, as Lessor, and APS, as Lessee
			10.3 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

10.12(2)	Pinnacle West APS	Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.1 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1/20/1987

10.12(2)(a)	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8/24/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.12(2)(b)	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.12(2)(c)	Pinnacle West APS
Amendment No. 3, dated July 10, 2014, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to the First National Bank of Boston, as Lessor, and APS, as Lessee
			10.2 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014
10.12(2)(d)	Pinnacle West APS
Amendment No. 4, dated April 1, 2021, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to the First National Bank of Boston, as Lessor, and APS, as Lessee
			10.1 to Pinnacle West/APS March 31, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2021

10.13(1)	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(2)	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(3)	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(4)	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(5)	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14(1)	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

10.15(1)	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.15(2)	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)(a)	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between SCE and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2010

10.17	Pinnacle West APS	Proposed Settlement Agreement dated January 6, 2012 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 73183)	10.17 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

10.18	Pinnacle West APS	Proposed Settlement Agreement dated March 27, 2017 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 76295)	10.1 to Pinnacle West/APS March 31, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2017

10.19	Pinnacle West	Purchase and Sale Agreement, dated June 29, 2018, by and between Navajo Transitional Energy Company, LLC and 4CA	10.2 to Pinnacle West/APS June 30, 2018 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2018

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.1(a)[c]	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.1(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.2(a)[c]	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.2(b)[c]	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.3[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

99.3(a)[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.3(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.4	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.4(a)	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.4(b)	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.5	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1/20/1987

99.5(a)	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8/24/1987

99.5(b)	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.6	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1/20/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.6(a)	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.7[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.8	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.9	Pinnacle West APS	ACC Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’s September 30, 1999 Form 10-Q Report, File No. 1-4473	11/15/1999

99.10	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/9/2005

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 27, 2023	/s/ Jeffrey B. Guldner
(Jeffrey B. Guldner, Chairman of the Board of Directors, President and Chief Executive Officer)

Power of Attorney

We, the undersigned directors and executive officers of Pinnacle West Capital Corporation, hereby severally appoint Andrew Cooper and Robert E. Smith, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 27, 2023
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 27, 2023
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 27, 2023
(Elizabeth A. Blankenship,
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 27, 2023
(Glynis A. Bryan)

/s/ Richard P. Fox	Director	February 27, 2023
(Richard P. Fox)

/s/ Dale E. Klein, Ph. D.	Director	February 27, 2023
(Dale E. Klein, Ph.D.)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 27, 2023
(Gonzalo A. de la Melena, Jr.)

/s/ Kathryn L. Munro	Director	February 27, 2023
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 27, 2023
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 27, 2023
(Paula J. Sims)

/s/ William H. Spence	Director	February 27, 2023
(William H. Spence)

/s/ James E. Trevathan, Jr.	Director	February 27, 2023
(James E. Trevathan, Jr.)

/s/ David P. Wagener	Director	February 27, 2023
(David P. Wagener)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 27, 2023	/s/ Jeffrey B. Guldner
(Jeffrey B. Guldner, Chairman of the Board of Directors and Chief Executive Officer)

Power of Attorney

We, the undersigned directors and executive officers of Arizona Public Service Company, hereby severally appoint Andrew Cooper and Robert E. Smith, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 27, 2023
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors and
Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 27, 2023
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 27, 2023
(Elizabeth A. Blankenship
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 27, 2023
(Glynis A. Bryan)

/s/ Richard P. Fox	Director	February 27, 2023
(Richard P. Fox)

/s/ Dale E. Klein, Ph. D.	Director	February 27, 2023
(Dale E. Klein, Ph.D.)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 27, 2023
(Gonzalo A. de la Melena, Jr.)

/s/ Kathryn L. Munro	Director	February 27, 2023
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 27, 2023
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 27, 2023
(Paula J. Sims)

/s/ William H. Spence	Director	February 27, 2023
(William H. Spence)

/s/ James E. Trevathan, Jr.	Director	February 27, 2023
(James E. Trevathan, Jr.)

/s/ David P. Wagener	Director	February 27, 2023
(David P. Wagener)