Form 10-Q
period 2023-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2023-05-04
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 27, 2023:	113,255,998
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 27, 2023:	71,264,947

Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined quarterly report on Form 10-Q is separately provided by Pinnacle West Capital Corporation (“Pinnacle West”) and Arizona Public Service Company (“APS”).  Any use of the words “Company,” “we,” and “our” refer to Pinnacle West.  Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within the applicable items.  Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Consolidated Financial Statements of APS.  Item 1 of this report also includes Combined Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:
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
•new legislation, ballot initiatives, and regulation or interpretations of existing legislation or regulations, including those relating to environmental requirements, regulatory and energy policy, nuclear plant operations, and potential deregulation of retail electric markets;
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
•environmental, economic, and other concerns surrounding coal-fired generation, including regulation of greenhouse gas emissions (“GHG”);
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
•generation, transmission, and distribution facility and system conditions and operating costs;

•the ability to meet the anticipated future need for additional generation and associated transmission facilities in our region;
•the willingness or ability of our counterparties, power plant participants, and power plant landowners to meet contractual or other obligations or extend the rights for continued power plant operations; and
•restrictions on dividends or other provisions in our credit agreements and Arizona Corporation Commission (“ACC”) orders.
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2022 Form 10-K, Part II, Item 1A of this report, and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

OPERATING REVENUES (Note 2)	$944,955	$783,531

OPERATING EXPENSES
Fuel and purchased power	394,504	265,269
Operations and maintenance	250,080	218,342
Depreciation and amortization	191,906	186,605
Taxes other than income taxes	57,138	57,998
Other expenses	610	825
Total	894,238	729,039
OPERATING INCOME	50,717	54,492
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	15,061	9,747
Pension and other postretirement non-service credits - net (Note 5)	9,865	23,809
Other income (Note 9)	6,077	1,704
Other expense (Note 9)	(4,131)	(3,422)
Total	26,872	31,838
INTEREST EXPENSE
Interest charges	88,119	65,389
Allowance for borrowed funds used during construction	(12,722)	(4,482)
Total	75,397	60,907
INCOME BEFORE INCOME TAXES	2,192	25,423
INCOME TAXES	1,183	4,161
NET INCOME	1,009	21,262
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,297)	$16,956

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,358	113,102
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	113,358	113,295

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income (loss) attributable to common shareholders - basic	$(0.03)	$0.15
Net income (loss) attributable to common shareholders - diluted	$(0.03)	$0.15
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

NET INCOME	$1,009	$21,262

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $202 and $(83)	(616)	252
Pension and other postretirement benefit activity, net of tax expense of $169 and $296	515	901
Total other comprehensive income (loss)	(101)	1,153

COMPREHENSIVE INCOME	908	22,415
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,398)	$18,109
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,951	$4,832
Customer and other receivables	449,096	453,209
Accrued unbilled revenues	143,276	164,764
Allowance for doubtful accounts (Note 2)	(22,112)	(23,778)
Materials and supplies (at average cost)	425,457	410,481
Income tax receivable	11,699	14,086
Fossil fuel (at average cost)	39,571	40,155
Assets from risk management activities (Note 7)	16,095	87,835
Deferred fuel and purchased power regulatory asset (Note 4)	469,962	460,561
Other regulatory assets (Note 4)	130,840	78,318
Other current assets	77,551	60,091
Total current assets	1,748,386	1,750,554
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,125,617	1,073,410
Other special use funds (Notes 11 and 12)	352,877	347,231
Assets from risk management activities (Note 7)	17,082	44,394
Other assets	147,430	125,672
Total investments and other assets	1,643,006	1,590,707
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	22,624,104	22,452,146
Accumulated depreciation and amortization	(8,072,595)	(7,929,878)
Net	14,551,509	14,522,268
Construction work in progress	2,101,830	1,882,791
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	89,329	90,296
Intangible assets, net of accumulated amortization	260,454	258,880
Nuclear fuel, net of accumulated amortization	112,735	100,119
Total property, plant and equipment	17,115,857	16,854,354
DEFERRED DEBITS
Regulatory assets (Note 4)	1,258,663	1,283,221
Operating lease right-of-use assets	1,361,847	801,688
Assets for pension and other postretirement benefits (Note 5)	405,409	396,599
Other	47,205	46,282
Total deferred debits	3,073,124	2,527,790

TOTAL ASSETS	$23,580,373	$22,723,405
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$361,410	$430,425
Accrued taxes	214,484	164,440
Accrued interest	72,146	61,217
Common dividends payable	—	97,895
Short-term borrowings (Note 3)	497,550	340,720
Current maturities of long-term debt (Note 3)	60,821	50,685
Customer deposits	41,186	41,769
Liabilities from risk management activities (Note 7)	83,874	37,697
Liabilities for asset retirements	20,321	12,232
Operating lease liabilities	65,130	105,210
Regulatory liabilities (Note 4)	202,266	271,575
Other current liabilities	105,141	148,276
Total current liabilities	1,724,329	1,762,141
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	7,916,554	7,741,286
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,379,720	2,384,421
Regulatory liabilities (Note 4)	2,060,273	2,061,776
Liabilities for asset retirements	787,220	785,530
Liabilities for pension benefits (Note 5)	114,290	116,286
Customer advances	532,596	422,103
Coal mine reclamation	180,446	179,255
Deferred investment tax credit	184,427	180,677
Unrecognized tax benefits	38,863	38,658
Operating lease liabilities	1,240,584	639,247
Other	256,620	252,149
Total deferred credits and other	7,775,039	7,060,102
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,359,467 and 113,247,189 issued at respective dates	2,730,851	2,724,740
Treasury stock at cost; 106,141 and 73,613 shares at respective dates	(7,451)	(5,005)
Total common stock	2,723,400	2,719,735
Retained earnings	3,357,052	3,360,347
Accumulated other comprehensive loss (Note 13)	(31,536)	(31,435)
Total shareholders’ equity	6,048,916	6,048,647
Noncontrolling interests (Note 6)	115,535	111,229
Total equity	6,164,451	6,159,876

TOTAL LIABILITIES AND EQUITY	$23,580,373	$22,723,405
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,009	$21,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	208,772	203,639
Deferred fuel and purchased power	(90,305)	(6,110)
Deferred fuel and purchased power amortization	80,904	39,442
Allowance for equity funds used during construction	(15,061)	(9,747)
Deferred income taxes	(5,150)	3,835
Deferred investment tax credit	3,749	(319)
Change in derivative instruments fair value	786	—
Stock compensation	3,635	5,338
Changes in current assets and liabilities:
Customer and other receivables	2,831	66,146
Accrued unbilled revenues	21,488	1,215
Materials, supplies and fossil fuel	(14,392)	(11,892)
Income tax receivable	2,387	542
Other current assets	(8,110)	13,347
Accounts payable	(69,576)	(13,873)
Accrued taxes	50,044	53,847
Other current liabilities	(84,239)	(40,211)
Change in margin and collateral accounts - assets	11	8,600
Change in other long-term assets	(58,036)	52,153
Change in operating lease assets	(8,920)	324
Change in other long-term liabilities	138,649	(47,883)
Change in operating lease liabilities	51,129	953
Net cash provided by operating activities	211,605	340,608
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(445,171)	(391,583)
Contributions in aid of construction	25,165	28,262
Allowance for borrowed funds used during construction	(12,722)	(4,422)
Proceeds from nuclear decommissioning trusts sales and other special use funds	226,626	361,754
Investment in nuclear decommissioning trusts and other special use funds	(227,196)	(361,809)
Other	(19,941)	(6,543)
Net cash used for investing activities	(453,239)	(374,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	185,136	312,052
Short-term borrowing and (repayments) - net	156,830	(29,050)
Dividends paid on common stock	(96,078)	(94,265)
Repayment of long-term debt	—	(150,000)
Common stock equity issuances and (purchases) - net	(2,135)	(1,005)
Net cash provided by financing activities	243,753	37,732
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,119	3,999
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,832	9,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,951	$13,968
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
Net income (loss)		—		—	(3,297)	—	4,306	1,009
Other comprehensive loss		—		—	—	(101)	—	(101)
Issuance of common stock	112,278	6,111		—	—	—	—	6,111
Purchase of treasury stock (a)		—	(33,154)	(2,490)	—	—	—	(2,490)
Reissuance of treasury stock for stock-based compensation and other		—	626	44	—	—	—	44
Other		—		—	2	—	—	2
Balance, March 31, 2023	113,359,467	$2,730,851	(106,141)	$(7,451)	$3,357,052	$(31,536)	$115,535	$6,164,451

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	16,956	—	4,306	21,262
Other comprehensive income		—		—	—	1,153	—	1,153
Dividends on common stock		—		—	(74)	—	—	(74)
Issuance of common stock	33,171	3,582		—	—	—	—	3,582
Purchase of treasury stock (a)		—	(24,885)	(1,665)	—	—	—	(1,665)
Reissuance of treasury stock for stock-based compensation and other		—	61,572	4,418	—	—	—	4,418
Balance, March 31, 2022	113,047,699	$2,706,325	(50,921)	$(3,648)	$3,281,601	$(53,708)	$119,566	$6,050,136
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

OPERATING REVENUES (Note 2)	$944,955	$783,531

OPERATING EXPENSES
Fuel and purchased power	394,504	265,269
Operations and maintenance	246,179	214,601
Depreciation and amortization	191,884	186,583
Taxes other than income taxes	57,125	57,959
Other expenses	610	825
Total	890,302	725,237
OPERATING INCOME	54,653	58,294
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	15,061	9,747
Pension and other postretirement non-service credits - net (Note 5)	10,106	23,907
Other income (Note 9)	5,075	1,152
Other expense (Note 9)	(2,617)	(1,849)
Total	27,625	32,957
INTEREST EXPENSE
Interest charges	75,222	62,309
Allowance for borrowed funds used during construction	(11,157)	(4,422)
Total	64,065	57,887
INCOME BEFORE INCOME TAXES	18,213	33,364
INCOME TAXES	3,247	4,859
NET INCOME	14,966	28,505
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$10,660	$24,199
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

NET INCOME	$14,966	$28,505

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense of $150 and $269	457	820
Total other comprehensive income (loss)	457	820

COMPREHENSIVE INCOME	15,423	29,325
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$11,117	$25,019
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$22,620,643	$22,448,685
Accumulated depreciation and amortization	(8,069,288)	(7,926,575)
Net	14,551,355	14,522,110
Construction work in progress	2,036,078	1,829,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	89,329	90,296
Intangible assets, net of accumulated amortization	260,299	258,725
Nuclear fuel, net of accumulated amortization	112,735	100,119
Total property, plant and equipment	17,049,796	16,800,254

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,125,617	1,073,410
Other special use funds (Notes 11 and 12)	352,877	347,231
Assets from risk management activities (Note 7)	17,082	44,394
Other assets	44,165	43,344
Total investments and other assets	1,539,741	1,508,379

CURRENT ASSETS
Cash and cash equivalents	6,648	4,042
Customer and other receivables	438,251	448,880
Accrued unbilled revenues	143,276	164,764
Allowance for doubtful accounts (Note 2)	(22,112)	(23,778)
Materials and supplies (at average cost)	425,457	410,481
Fossil fuel (at average cost)	39,571	40,155
Income tax receivable	1,102	1,102
Assets from risk management activities (Note 7)	15,961	87,704
Deferred fuel and purchased power regulatory asset (Note 4)	469,962	460,561
Other regulatory assets (Note 4)	130,840	78,318
Other current assets	70,443	50,043
Total current assets	1,719,399	1,722,272

DEFERRED DEBITS
Regulatory assets (Note 4)	1,258,663	1,283,221
Operating lease right-of-use assets	1,356,781	796,544
Assets for pension and other postretirement benefits (Note 5)	397,877	389,142
Other	46,401	44,040
Total deferred debits	3,059,722	2,512,947

TOTAL ASSETS	$23,368,658	$22,543,852
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,321,696	3,171,696
Retained earnings	3,618,125	3,607,464
Accumulated other comprehensive loss (Note 13)	(15,139)	(15,596)
Total shareholder equity	7,102,844	6,941,726
Noncontrolling interests (Note 6)	115,535	111,229
Total equity	7,218,379	7,052,955
Long-term debt less current maturities (Note 3)	6,794,124	6,793,529
Total capitalization	14,012,503	13,846,484
CURRENT LIABILITIES
Short-term borrowings (Note 3)	463,000	325,000
Accounts payable	349,410	417,732
Accrued taxes	211,940	156,746
Accrued interest	69,816	60,518
Common dividends payable	—	97,900
Customer deposits	41,186	41,769
Liabilities from risk management activities (Note 7)	83,874	37,697
Liabilities for asset retirements	20,321	12,232
Operating lease liabilities	64,593	104,728
Regulatory liabilities (Note 4)	202,266	271,575
Other current liabilities	104,865	144,733
Total current liabilities	1,611,271	1,670,630
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,384,586	2,385,647
Regulatory liabilities (Note 4)	2,060,273	2,061,776
Liabilities for asset retirements	787,220	785,530
Liabilities for pension benefits (Note 5)	106,535	108,068
Customer advances	532,596	422,103
Coal mine reclamation	180,446	179,255
Deferred investment tax credit	184,427	180,677
Unrecognized tax benefits	38,863	38,658
Operating lease liabilities	1,235,619	634,199
Other	234,319	230,825
Total deferred credits and other	7,744,884	7,026,738
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$23,368,658	$22,543,852
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,966	$28,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	208,750	203,617
Deferred fuel and purchased power	(90,305)	(6,110)
Deferred fuel and purchased power amortization	80,904	39,442
Allowance for equity funds used during construction	(15,061)	(9,747)
Deferred income taxes	(1,693)	(106)
Deferred investment tax credit	3,749	(319)
Changes in current assets and liabilities:
Customer and other receivables	9,347	65,736
Accrued unbilled revenues	21,488	1,215
Materials, supplies and fossil fuel	(14,392)	(11,892)
Income tax receivable	—	5,207
Other current assets	(11,050)	5,261
Accounts payable	(64,008)	(17,074)
Accrued taxes	55,194	57,718
Other current liabilities	(82,658)	(37,579)
Change in margin and collateral accounts - assets	11	8,600
Change in other long-term assets	(55,909)	53,827
Change in operating lease assets	(8,998)	254
Change in other long-term liabilities	138,094	(46,790)
Change in operating lease liabilities	51,212	1,027
Net cash provided by operating activities	239,641	340,792
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(439,647)	(386,873)
Contributions in aid of construction	25,165	28,262
Allowance for borrowed funds used during construction	(11,157)	(4,422)
Proceeds from nuclear decommissioning trusts sales and other special use funds	226,626	361,754
Investment in nuclear decommissioning trusts and other special use funds	(227,196)	(361,809)
Other	(926)	(258)
Net cash used for investing activities	(427,135)	(363,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings and (repayments) - net	138,000	(28,700)
Equity infusion	150,000	150,000
Dividends paid on common stock	(97,900)	(96,000)
Net cash provided by financing activities	190,100	25,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,606	2,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,042	9,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,648	$12,120
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	10,660	—	4,306	14,966
Other comprehensive income		—	—	—	457	—	457
Other		—	—	1	—	—	1
Balance, March 31, 2023	71,264,947	$178,162	$3,321,696	$3,618,125	$(15,139)	$115,535	$7,218,379

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	24,199	—	4,306	28,505
Other comprehensive income		—	—	—	820	—	820
Other		—	—	(2)	—	—	(2)
Balance, March 31, 2022	71,264,947	$178,162	$3,171,696	$3,494,432	$(34,060)	$119,566	$6,929,796
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC (“4CA”), Bright Canyon Energy Corporation (“BCE”), and El Dorado Investment Company (“El Dorado”).  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”). See Note 6 for further discussion.  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units (“EGU”), and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2022 Form 10-K.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid (received) during the period for:
Income taxes, net of refunds	$(12)	$—
Interest, net of amounts capitalized	62,241	55,208
Significant non-cash investing and financing activities:
Accrued capital expenditures	$115,559	$131,778

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid (received) during the period for:
Income taxes, net of refunds	$—	$(25)
Interest, net of amounts capitalized	53,610	53,982
Significant non-cash investing and financing activities:
Accrued capital expenditures	$112,219	$124,778

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Retail Electric Service
Residential	$409,724	$367,346
Non-Residential	406,137	359,516
Wholesale Energy Sales	95,603	28,903
Transmission Services for Others	31,791	25,492
Other Sources	1,700	2,274
Total operating revenues	$944,955	$783,531

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2023 and 2022 were $922 million and $772 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2023 and 2022, our revenues that do not

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

qualify as revenue from contracts with customers were $23 million and $12 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2023, or December 31, 2022.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	March 31, 2023	December 31, 2022
Allowance for doubtful accounts, balance at beginning of period	$23,778	$25,354
Bad debt expense	3,522	17,006
Actual write-offs	(5,188)	(18,582)
Allowance for doubtful accounts, balance at end of period	$22,112	$23,778

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On April 10, 2023, Pinnacle West replaced its $200 million revolving credit facility that would have matured on May 28, 2026, with a new $200 million revolving credit facility that matures on April 10, 2028. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At March 31, 2023, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $35 million of outstanding commercial paper borrowings.

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matures December 16, 2024. The proceeds were received on January 6, 2023 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023.

APS

On April 10, 2023, APS replaced its two $500 million revolving credit facilities that would have matured on May 28, 2026, with a new $1.25 billion revolving credit facility that matures on April 10, 2028. APS has the option to increase the amount of the facility up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreements include a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. This facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At March 31, 2023, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities, and $463 million of outstanding commercial paper borrowings.

On January 6, 2023, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 megawatt (“MW”) solar and battery storage project in Los Alamitos, California (“Los Alamitos”) that is under development by the subsidiary. The credit agreement consists of an approximately $33 million equity bridge loan facility, an approximately $42 million non-recourse construction facility, and an approximately $5 million letter of credit facility. In connection with the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit agreement, Pinnacle West has issued a guarantee of up to $42 million primarily relating to the equity bridge loan. As of March 31, 2023, $28 million has been drawn from the equity bridge loan and there is a $33 million outstanding balance for the construction facility and $2.5 million letters of credit outstanding under the letter of credit facility. The equity bridge loan and construction facility mature and are due on the project’s commercial operation date, expected on or before August 15, 2023. BCE expects to convert the construction facility into a term loan upon the project’s commercial operation date. On October 19, 2022, BCE executed an interest rate swap to hedge the variable interest rate exposure of this credit facility. See Note 7.

On April 18, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono investment project financing. BCE holds an equity method investment relating to the Kūpono project. See Note 8.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,123,101	$1,084,455	$947,892	$905,525
APS	6,794,124	5,898,167	6,793,529	5,629,491
BCE	60,150	60,821	50,550	50,685
Total	$7,977,375	$7,043,443	$7,791,971	$6,585,701

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

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC for an annual increase in retail base rates (the “2019 Rate Case”). On August 2, 2021, an Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021.

The 2019 Rate Case ROO recommended, among other things, (i) a $111 million decrease in annual revenue requirements, (ii) a return on equity of 9.16%, (iii) a 0.30% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.03% reduction to return on equity resulting in an effective fair value rate of return of 4.95%, (iv) the nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners Power Plant (“Four Corners”) selective catalytic reduction (“SCR”) project (see “Four Corners SCR Cost Recovery” below for additional information), (v) the recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral, (vi) a 15% disallowance of annual amortization of the Navajo Generating Station (the “Navajo Plant”) regulatory asset recovery related to the closure of the Navajo Plant (see “Navajo Plant” below), (vii) the denial of the request to defer, until APS’s next general rate case, the increase or decrease in its Arizona property taxes attributable to tax rate changes, and (viii) a collaborative process to review and recommend revisions to APS’s adjustment mechanisms within 12 months after the date of the decision. The 2019 Rate Case ROO also recommended that the Coal Community Transition (“CCT”) plan related to the closure or future closure of coal-fired generation facilities include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant, and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant. These amounts would be recoverable from APS’s customers through the Arizona Renewable Energy Standard and Tariff (“RES”) adjustment mechanism. APS filed exceptions on September 13, 2021, regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO, among other issues.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, resulted in a total annual revenue decrease for APS of $4.8 million, excluding temporary payments and expenditures, under the CCT plan. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended.

On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20-basis-point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20-basis-point penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC’s ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment because the ACC did not consider APS’s contractual obligations and improperly considered post-investment data in violation of its own rules. The Court remanded the issue to the ACC for further proceedings. The ACC requested an extension of the 30-day deadline to appeal the matter to the Arizona Supreme Court, and the Arizona Supreme Court granted the extension of the deadline to May 8, 2023. APS cannot predict the outcome of this proceeding.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict if the ACC will take any further action on this matter.

Additionally, consistent with the 2019 Rate Case decision, as of April 2023, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommended that funds for CCT shall not be collected from rate payers. On December 8, 2022, the ACC voted against ACC Staff’s proposed order, and on April 17, 2023, the ACC closed the docket. Any further action on CCT issues will take place in utility rate cases, including the currently pending 2022 Rate Case. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2015, the ACC revised the RES rules to allow the ACC to consider all available information, including the number of rooftop solar arrays in a utility’s service territory, to determine compliance with the RES.

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supported existing approved projects and commitments and requested a permanent waiver of the RES residential distributed energy requirement for 2021. In the 2021 RES Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic. The APS Solar Communities program was originally a 3-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned distributed renewable energy (“DG”) systems for low to moderate income residential homes, non-profit entities, Title I schools and rural government facilities. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan, including APS’s requested waiver of the residential distributed energy requirements for 2021. As part of the approval, the ACC approved the requested budget and authorized APS to collect $68.3 million through the Renewable Energy Adjustment Charge to support APS’s RES programs.

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

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget includes funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the continuation of the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS is proposing a small, pilot-scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. The community solar program was deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. APS refunded approximately $43 million to customers. The additional $7 million over the ACC-approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption during the refund period. The difference was recorded to the DSM balancing account and was included in the 2021 DSM Implementation Plan, as described below.

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

On December 17, 2021, APS filed its 2022 DSM Implementation Plan in accordance with an extension granted in 2021. The 2022 DSM Plan requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. On November 10, 2022, the ACC approved the 2022 DSM Implementation Plan, including a proposed performance incentive. On November 30, 2022, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. The ACC has not yet ruled on the 2023 DSM Implementation Plan.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Power Supply Adjustor Mechanism and Balance.  The Power Supply Adjustor (“PSA”) provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The PSA is subject to specified parameters and procedures, including the following:

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$460,561	$388,148
Deferred fuel and purchased power costs — current period	90,305	6,110
Amounts charged to customers	(80,904)	(39,442)
Ending balance	$469,962	$354,816

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh, which consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate is a $0.004 per kWh increase compared to the 2020 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. This left $215.9 million of fuel and purchased power costs above this annual cap which was reflected in future year resets of the PSA. These rates were to be effective on February 1, 2021, but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA rate on a staggered basis, with 50% of the rate increase taking effect in April 2021, and the remaining 50% taking effect in November 2021. The PSA rate implemented on April 1, 2021 was $0.001544 per kWh, which consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. On November 1, 2021, the remaining increase was implemented to a rate of $0.003544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.007988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit to better understand the factors that contributed to the increase in fuel costs.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2022, the ACC filed a final report of its third-party audit findings regarding APS’s fuel and purchased power costs for the period January 2019 through January 2021. The report contains an in-depth review of APS’s fuel and purchased power contracts, its monthly fuel accounting activities, its forecasting and dispatching procedures, and its monthly PSA filings, among other fuel-related activities. The report finds that APS’s fuel processing accounting practices, dispatching procedures, and procedures for hedging activity are reasonable and appropriate. The report includes several recommendations for the ACC’s consideration, including review of current contracts, maintenance schedules, and certain changes and improvements to the schedules in APS’s monthly PSA filings. On December 27, 2022, ACC Staff filed a proposed order supporting adoption of the recommendations in the third-party audit report, and the ACC approved the proposed order on February 22, 2023.

On November 30, 2021, APS filed its PSA rate for the PSA year beginning February 1, 2022. That rate was $0.007544 per kWh, which consisted of a forward component of $(0.004842) per kWh and a historical component of $0.012386 per kWh. The 2022 PSA rate was a $0.004 per kWh increase compared to the 2021 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. These rates went into effect as filed on February 1, 2022.

On November 30, 2022, APS filed its PSA rate for the PSA year beginning February 1, 2023. To address the growing under-collected PSA balance, APS also requested that one of three different options be adopted, including a temporary or permanent increase of the annual cap to $0.006 per kWh. On February 23, 2023, the ACC approved an overall PSA rate of $0.019074 per kWh, which consisted of a forward component of $(0.005527) per kWh, a historical component of $0.013071 per kWh and a transition component of $0.011530 per kWh, that will continue until further notice of the ACC. The rate became effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. APS is also required to notify the ACC when the PSA balancing account approaches $0.5 million.

In accordance with the approved PSA Plan of Administration, on March 15, 2019, APS filed an application with the ACC requesting approval to recover the costs related to two energy storage power purchase tolling agreements through the PSA, and on January 12, 2021, the ACC approved this application. On October 28, 2021, APS filed an application requesting approval to recover costs related to three additional third-party energy storage projects through the PSA once the systems are in service, and on December 16, 2021, the ACC approved this application. On February 22, 2022, APS filed an application requesting similar recovery of the energy storage portion of a third-party solar plus energy storage project through the PSA, and on April 13, 2022, the ACC approved this application. On December 21, 2022, APS filed an application requesting similar recovery through the PSA for the energy storage portion of another third-party solar plus energy storage project, and on February 22, 2023, the ACC approved this application. On March 6, 2023, APS filed an application requesting similar recovery through the PSA for the energy storage portion of another third-party solar plus energy storage project, and on May 2, 2023, the ACC approved this application. The ACC has not yet ruled on the prudency of APS’s acquisition of these projects.

Environmental Improvement Surcharge (“EIS”). The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC.  The EIS includes an overall cap of $0.0005 per kWh (approximately $13 million to $15 million per year).  APS’s February 1, 2023 application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February EIS request and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were 2.5 cents for both lost residential and non-residential kWh as set forth in the 2017 Settlement Agreement. The fixed costs recoverable by the LFCR mechanism are currently 2.56 cents for lost residential kWh and 2.68 cents for lost non-residential kWh as set forth in the 2019 Rate Case decision. The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

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

Net Metering

APS’s 2017 Rate Case Decision provides that payments by utilities for energy exported to the grid from residential DG solar facilities will be determined using a RCP methodology as determined in the ACC’s generic Value and Cost of Distributed Generation docket. RCP is a method that is based on the most recent five-year rolling average price that APS incurs for utility-scale solar photovoltaic projects.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. The ACC is no longer pursuing development of a forecasted avoided cost methodology as an option for utilities in place of the RCP. Commercial customers, grandfathered residential solar customers, and residential customers with DG systems other than solar facilities continue to qualify for net metering.

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

Integrated Resource Planning

ACC rules require utilities to develop triennial 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe. The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged. In February 2022, the ACC acknowledged APS’s 2020 IRP filed on June 26, 2020. The ACC also approved certain amendments to the IRP process, including, setting an EES of 1.3% of retail sales annually (averaged over a three-year period) and a demand-side resource capacity of 35% of 2020 peak demand by January 1, 2030. APS intends to file its next IRP on August 1, 2023. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Residential Electric Utility Customer Service Disconnections

On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills. On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period June 1 through October 15 (“Summer Disconnection Moratorium”). During the Summer Disconnection Moratorium, APS could not charge late fees and interest on amounts that were past due from customers. Customer deposits must also be used to pay delinquent amounts before disconnection can occur. In accordance with the emergency rules, APS began putting delinquent customers on a mandatory four-month payment plan beginning on October 16, 2019.

In June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff and ACC proposed draft amendments to the customer service disconnections rules. On April 14, 2021, the ACC voted to send to the formal rulemaking process a draft rules package governing customer disconnections that allows utilities to choose between a temperature threshold (above 95 degrees and below 32 degrees) or calendar method (June 1 – October 15) for disconnection moratoriums. On November 2, 2021, the ACC approved the final rules, and on November 23, 2021, the rules were submitted to the Arizona Office of the Attorney General for final review and approval. The new rules became effective on April 18, 2022.

In accordance with the ACC service disconnection rules, APS now uses the calendar-based method to suspend the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Customers with past due balances of $75 or greater as of the end of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. Effective February 1, 2023, late payment fees for residential customers were reinstated. Late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

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

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. APS opposes Green Mountain Energy’s application. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates of convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided his insights on the applicable law. As the ACC’s questions pertained to the retail competition law subsequently repealed in April 2022, the Attorney General has not responded to the ACC’s request and the questions are now moot. No action has been taken by the ACC regarding this application since that time.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its order in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rules and the order of the Court of Appeals. The parties have until May 8, 2023 to file a petition requesting review by the Arizona Supreme Court. APS cannot predict the outcome of this proceeding. Based on the partial recovery of these investments and cost deferrals in current rates, the favorable Court of Appeals order, and the potential for further appellate review, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2023. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. See above for further discussion on the 2019 Rate Case decision.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant (“Cholla”) and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency (“EPA”) approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020 and the unit ceased operation in December 2020. APS is required to cease burning coal at its remaining Cholla units by April 2025.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $36.1 million as of March 31, 2023, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $50.2 million as of March 31, 2023, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $13.1 million as of March 31, 2023. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2023	December 31, 2022
Pension	(a)	$628,727	$637,656
Deferred fuel and purchased power (b) (c)	2024	469,962	460,561
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2053	179,818	179,631
Ocotillo deferral (e)	2031	135,766	138,143
SCR deferral (e)(f)	2031	95,588	97,624
Retired power plant costs	2033	94,903	98,692
Deferred fuel and purchased power — mark-to-market (Note 7)	2025	61,858	—
Deferred property taxes	2027	38,915	41,057
Deferred compensation	2036	34,492	33,660
Income taxes — investment tax credit basis adjustment	2056	24,095	23,977
Palo Verde VIEs (Note 6)	2046	20,893	20,933
Active Union Medical Trust	(g)	15,010	18,226
Four Corners cost deferral	2024	13,979	15,999
Navajo coal reclamation	2026	13,117	13,862
Loss on reacquired debt	2038	9,238	9,468
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,965	9,048
Tax expense adjustor mechanism (b)	2031	5,681	5,845
Lost fixed cost recovery (b)	2023	—	9,547
Other	Various	8,458	8,171
Total regulatory assets (d)		$1,859,465	$1,822,100
Less: current regulatory assets		$600,802	$538,879
Total non-current regulatory assets		$1,258,663	$1,283,221

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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2023	December 31, 2022
Excess deferred income taxes — ACC - Tax Act (a)	2046	$970,578	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	221,708	221,877
Asset retirement obligations	2057	396,107	354,002
Other postretirement benefits	(d)	258,955	270,604
Removal costs	(c)	106,102	106,889
Income taxes — change in rates	2051	64,739	64,806
Four Corners coal reclamation	2038	53,348	52,592
Income taxes — deferred investment tax credit	2056	49,031	48,035
Spent nuclear fuel	2027	37,313	39,217
Renewable energy standard (b)	2024	30,188	35,720
Sundance maintenance	2031	17,667	16,893
Property tax deferral (e)	2024	14,353	15,521
Demand side management (b)	2023	14,207	8,461
FERC transmission true up (b)	2025	12,597	22,895
Tax expense adjustor mechanism (b) (e)	N/A	4,835	4,835
Deferred fuel and purchased power — mark-to-market (Note 7)	2025	3,396	96,367
Other	Various	7,415	3,092
Total regulatory liabilities		$2,262,539	$2,333,351
Less: current regulatory liabilities		$202,266	$271,575
Total non-current regulatory liabilities		$2,060,273	$2,061,776

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service cost — benefits earned during the period	$10,157	$14,331	$2,120	$4,218
Non-service costs (credits):
Interest cost on benefit obligation	38,362	27,023	5,673	4,463
Expected return on plan assets	(45,561)	(46,394)	(10,872)	(11,510)
Amortization of:
Prior service credit	—	—	(9,447)	(9,447)
Net actuarial loss (gain)	9,713	4,768	(2,303)	(2,982)
Net periodic cost/(benefit)	$12,671	$(272)	$(14,829)	$(15,258)
Portion of benefit charged to expense	$7,227	$(3,290)	$(10,737)	$(10,895)

Contributions

We have not made any voluntary contributions to our pension plan year-to-date in 2023. The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any contributions in 2023, 2024 or 2025. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2023 and do not expect to make any contributions in 2023, 2024 or 2025.

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

For regulatory reporting purposes, APS accounts for the three leases as operating leases for income statement and cash flow statement purposes, and for balance sheet purposes all three leases are classified as finance leases. See Note 14 for a discussion of leases.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $324 million beginning in 2023, and up to $501 million over the lease terms.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Derivative Accounting

Derivative financial instruments are used to manage exposure to commodity price and transportation costs of electricity, natural gas, emissions allowances, and interest rates.  Risks associated with market volatility are managed by utilizing various physical and financial derivative instruments, including futures, forwards, options, and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and natural gas.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  Derivative instruments are also entered into for economic hedging purposes.  While economic hedges may mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points, and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income, or cash flows.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2023	December 31, 2022
Power	GWh	1,664	1,197
Gas	Billion cubic feet	194	149

Gains and Losses from Energy Derivative Instruments

For the three months ended March 31, 2023 and 2022, APS had no energy derivative instruments in designated accounting hedging relationships.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2023	2022
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(188,930)	$223,742

(a)Amounts are before the effect of PSA deferrals.

Energy Derivative Instruments in the Condensed Consolidated Balance Sheets

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of APS’s Condensed Consolidated Balance Sheets.

As of March 31, 2023: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$22,994	$(7,050)	$15,944	$17	$15,961
Investments and other assets	26,746	(9,664)	17,082	—	17,082
Total assets	49,740	(16,714)	33,026	17	33,043

Current liabilities	(84,853)	7,050	(77,803)	(6,071)	(83,874)
Deferred credits and other	(23,349)	9,664	(13,685)	—	(13,685)
Total liabilities	(108,202)	16,714	(91,488)	(6,071)	(97,559)
Total	$(58,462)	$—	$(58,462)	$(6,054)	$(64,516)

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted or received in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $6,071 thousand and cash margin provided to counterparties of $17 thousand.

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

Interest Rate Derivatives

On October 19, 2022, Bright Canyon Energy entered into an interest rate swap to hedge the variable interest rate exposure relating to the credit agreement for the Los Alamitos project. The transaction qualifies and has been designated as cash flow hedge. The hedge’s gain or loss is reported as a component of other comprehensive income and subsequently will be reclassified into earnings in the periods during which the related interest expense on the debt is incurred. As of March 31, 2023, the interest rate swap has a notional value of $32 million with a maturity in 2041. Relating to this derivative, our Condensed Consolidated Balance Sheet as of March 31, 2023, includes approximately $1.7 million reported as a liability within the liabilities from risk management activities line within the deferred credits and other section, and $0.1 million reported as a current asset within the assets from risk management activities line. As of March 31, 2023, the Condensed Consolidated Income Statement includes a pretax loss of approximately $1.6 million recognized in other comprehensive income relating to the interest rate swap. There were no gains or losses reclassified out of accumulated other comprehensive income as of March 31, 2023, and we expect $0.1 million of losses will be reclassified into earnings over the next 12 months.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2023, we have one counterparty for which our exposure represents approximately 20% of Pinnacle West’s $33 million of risk management assets. This exposure relates to a master agreement with the counterparty, and the counterparty is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

March 31, 2023
Aggregate fair value of derivative instruments in a net liability position	$108,202
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	73,886
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

8.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against DOE in the United States Court of Federal Claims (“Court of Federal Claims”). The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act. On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2025.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS has submitted eight claims pursuant to the terms of the August 18, 2014 settlement agreement, for eight separate time periods during July 1, 2011 through June 30, 2021. The DOE has approved and paid $123.9 million for these claims (APS’s share is $36.0 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On October 31, 2022, APS filed its ninth claim pursuant to the terms of the August 18, 2014 settlement agreement. On March 16, 2023, the DOE approved a payment in the amount of $14.3 million (APS’s share is $4.2 million), and on April 6, 2023, APS received this payment.

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $22.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $62.6 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this, and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

Contractual Obligations

As of March 31, 2023, our fuel and purchased power and purchase obligation commitments have increased from the information provided in our 2022 Form 10-K. The increase is primarily due to new purchased power and energy storage commitments of approximately $1.9 billion. The majority of the changes relate to 2025 and thereafter. This amount includes approximately $1.6 billion of commitments relating to purchased power lease contracts. See Note 14.

Other than the items described above, there have been no material changes, as of March 31, 2023, outside the normal course of business in contractual obligations from the information provided in our 2022 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its order in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rules and the order of the Court of Appeals. The parties have until May 8, 2023 to file a petition requesting review by the Arizona Supreme Court. APS cannot predict the outcome of this proceeding. Based on the partial recovery of these investments and cost deferrals in current rates, the favorable Court of Appeals order, and the potential for further appellate review, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2023. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 3 for additional information regarding the Four Corners SCR cost recovery.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We cannot at this time predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

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

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred over 30 years. As to Cholla, APS currently estimates that its share of corrective action and monitoring costs at this facility will likely range from $30 million to $35 million, which similarly would be incurred over 30 years. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, APS cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate for Four Corners or Cholla would have a material impact on its financial position, results of operations or cash flows.

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA’s 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and such rules would have had far broader impact on the electric power sector than the ACE regulations. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE regulations and remanded them back to EPA to develop new existing power plant carbon regulations consistent with the court’s ruling. That decision, which endorsed an expansive view of the federal Clean Air Act consistent with EPA’s 2015 CPP was subsequently reversed by the U.S. Supreme Court on June 30, 2022. While the current administration has expressed an intent to develop new carbon emission regulations governing existing power plants sometime in 2023, such action will be constrained by the U.S. Supreme Court’s decision that the CPP violated the Clean Air Act. Nonetheless, APS cannot at this time predict the outcome of pending EPA rulemaking proceedings related to carbon emissions from existing power plants.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, RCRA, Superfund, the Navajo Nation, and water supplies for our power plants. The financial impact of complying with current and future environmental rules could jeopardize the economic viability of APS’s fossil-fuel powered plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants. The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments. APS would seek recovery in rates for the book value of any remaining investments in the plants, as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and is not expected to have a material impact on APS’s financial position, results of operations, or cash flows.

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

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion, or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these on-going disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 included an after-tax loss of $12.8 million relating to this impairment.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024. On April 18, 2023, the Kūpono Solar special purpose entity entered into a $140 million non-recourse construction financing agreement. The construction financing will convert into a sale leaseback agreement upon commercial operation of the project. The financing agreement requires $40 million of sponsor equity, which has been funded by the project’s equity participants. In connection with the financing, Pinnacle West has issued performance guarantees relating to the project.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2023, standby letters of credit totaled approximately $10 million and will expire in 2023 and 2024. As of March 31, 2023, surety bonds expiring through 2025 totaled approximately $21 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2023. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. See “Four Corners — 4CA Matter” above for information related to this guarantee. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of March 31, 2023 there is approximately $33 million of remaining guarantees primarily relating to the PTC Guarantees that is expected to terminate by 2030.

In connection with the credit agreement entered into by a special purpose subsidiary of BCE on February 11, 2022, Pinnacle West has issued a guarantee of up to $42 million primarily related to the bridge loan. See Note 6 for additional details.

On April 18, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono investment project financing. BCE holds an equity method investment relating to the Kūpono project. See discussion above.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Other income:
Interest income	$6,026	$1,642
Miscellaneous	51	62
Total other income	$6,077	$1,704
Other expense:
Non-operating costs	(2,640)	(2,453)
Investment losses — net	(1,061)	(681)
Miscellaneous	(430)	(288)
Total other expense	$(4,131)	$(3,422)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Other income:
Interest income	$5,024	$1,099
Miscellaneous	51	53
Total other income	$5,075	$1,152
Other expense:
Non-operating costs	(2,188)	(1,561)
Miscellaneous	(429)	(288)
Total other expense	$(2,617)	$(1,849)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$(3,297)	$16,956
Weighted average common shares outstanding — basic	113,358	113,102
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	239	193
Weighted average common shares outstanding — diluted	113,597	113,295
Earnings per weighted-average common share outstanding
Net income (loss) attributable to common shareholders — basic	$(0.03)	$0.15
Net income (loss) attributable to common shareholders — diluted	$(0.03)	$0.15

For the three months ended March 31, 2023, 239 thousand shares were excluded from the calculation of diluted weighted average common shares outstanding, as their inclusion would have been antidilutive. For the three months ended March 31, 2022, no shares were excluded from the calculation of diluted weighted average common shares outstanding.

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trusts and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 7 in the 2022 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The nuclear decommissioning trusts and other special use funds may also hold equity securities that include exchange traded mutual funds and money market accounts for short-term liquidity purposes. These short-term, highly-liquid investments are valued using active market prices.

Fair Value Tables

The following table presents the fair value at March 31, 2023, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$14	$—	$—	$—		$14
Risk management activities — derivative instruments:
Commodity contracts	—	28,483	21,257	(16,697)	(a)	33,043
Interest rate swaps	—	134	—	—		134
Subtotal risk management activities - derivative instruments	—	28,617	21,257	(16,697)		33,177

Nuclear decommissioning trust:
Equity securities	9,665	—	—	(1,135)	(b)	8,530
U.S. commingled equity funds	—	—	—	507,706	(c)	507,706
U.S. Treasury debt	231,003	—	—	—		231,003
Corporate debt	—	149,541	—	—		149,541
Mortgage-backed securities	—	157,330	—	—		157,330
Municipal bonds	—	63,950	—	—		63,950
Other fixed income	—	7,557	—	—		7,557
Subtotal nuclear decommissioning trust	240,668	378,378	—	506,571		1,125,617

Other special use funds:
Equity securities	27,642	—	—	1,041	(b)	28,683
U.S. Treasury debt	320,196	—	—	—		320,196
Municipal bonds	—	3,998	—	—		3,998
Subtotal other special use funds	347,838	3,998	—	1,041		352,877

Total assets	$588,520	$410,993	$21,257	$490,915		$1,511,685

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(93,567)	$(14,635)	$10,643	(a)	$(97,559)
Interest rate swaps	—	(1,698)	—	—		(1,698)
Subtotal risk management activities - derivative instruments	—	(95,265)	(14,635)	10,643		(99,257)

Total liabilities	$—	$(95,265)	$(14,635)	$10,643		$(99,257)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$21,084	$14,385	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$306.34	$157.00
Natural Gas:
Forward Contracts (a)	173	250	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.02)	-	$0.14	$0.02
Total	$21,257	$14,635
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2022 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$26,132	$1,759	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$310.69	$163.92
Natural Gas:
Forward Contracts (a)	—	29,261	Discounted cash flows	Natural gas forward price (per MMBtu)	$(11.81)	-	$0.00	$(5.08)
Total	$26,132	$31,020
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2023	2022
Net derivative balance at beginning of period	$(4,888)	$(2,738)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(30,427)	16,807
Settlements	41,937	(4,419)
Transfers into Level 3 from Level 2	—	—
Transfers from Level 3 into Level 2	—	—
Net derivative balance at end of period	$6,622	$9,650
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2022, APS was reimbursed $15 million for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	March 31, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$517,371	$27,642	$545,013		$367,791	$(39)
Available for sale-fixed income securities	609,381	324,194	933,575	(a)	6,728	(54,178)
Other	(1,135)	1,041	(94)	(b)	1	(11)
Total	$1,125,617	$352,877	$1,478,494		$374,520	$(54,228)

(a)As of March 31, 2023, the amortized cost basis of these available-for-sale investments is $981 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$487,240	$66,974	$554,214		$334,817	$(267)
Available for sale-fixed income securities	582,343	279,294	861,637	(a)	3,177	(68,795)
Other	3,827	963	4,790	(b)	—	(29)
Total	$1,073,410	$347,231	$1,420,641		$337,994	$(69,091)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$1,210	$—	$1,210
Realized losses	(5,694)	—	(5,694)
Proceeds from the sale of securities (a)	136,185	90,441	226,626
2022
Realized gains	$1,023	$—	$1,023
Realized losses	(7,235)	—	(7,235)
Proceeds from the sale of securities (a)	319,693	41,545	361,238

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at March 31, 2023, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$14,591	$53,718	$74,788	$143,097
1 year – 5 years	174,911	36,821	110,034	321,766
5 years – 10 years	137,708	—	44,835	182,543
Greater than 10 years	282,171	3,998	—	286,169
Total	$609,381	$94,537	$229,657	$933,575

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended March 31
Balance December 31, 2022	$(32,332)		$897	$(31,435)
OCI (loss) before reclassifications	—		(616)	(616)
Amounts reclassified from accumulated other comprehensive loss	515	(a)	—	515
Balance March 31, 2023	$(31,817)		$281	$(31,536)

Balance December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	—		252	252
Amounts reclassified from accumulated other comprehensive loss	901	(a)	—	901
Balance March 31, 2022	$(52,984)		$(724)	$(53,708)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended March 31
Balance December 31, 2022	$(15,596)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	457	(a)
Balance March 31, 2023	$(15,139)

Balance December 31, 2021	$(34,880)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	820	(a)
Balance March 31, 2022	$(34,060)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Leases

We lease certain land, buildings, vehicles, equipment and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power and energy storage agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2023 through 2073. Substantially all of our leasing activities relate to APS.

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

APS has purchased power lease agreements that allow APS the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year the leases have non-consecutive periods of use. APS does not operate or maintain the leased assets. APS controls the dispatch of the leased assets during the months of use and is required to pay a fixed monthly capacity payment during these periods of use.  For these types of leased assets APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. In addition to the fixed monthly capacity payments, APS must also pay variable charges based on the actual production volume of the assets.  The variable consideration is not included in the measurement of our lease obligation.

In January 2023, APS modified two existing purchase power operating lease agreements. Among other changes, the modifications extend the expiration dates of these contracts from October 2027 to October 2032 for one of the leases, and from September 2026 to October 2034 for the other lease. These lease agreements previously commenced in 2020 and 2021.

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating Lease Cost - Purchased Power Lease Contracts	$—	$—
Operating Lease Cost - Land, Property, and Other Equipment	4,600	4,572
Total Operating Lease Cost	4,600	4,572
Variable lease cost (a)	16,721	18,695
Short-term lease cost	1,402	1,302
Total lease cost	$22,723	$24,569

(a) Primarily relates to purchased power lease contracts.

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	March 31, 2023
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2023 (remaining nine months of 2023)	$106,152	$11,981	$118,133
2024	104,315	13,098	117,413
2025	121,082	10,422	131,504
2026	134,806	8,308	143,114
2027	160,727	6,395	167,122
2028	164,524	4,338	168,862
Thereafter	779,792	68,372	848,164
Total lease commitments	1,571,398	122,914	1,694,312
Less imputed interest	342,694	45,904	388,598
Total lease liabilities	$1,228,704	$77,010	$1,305,714

We recognize lease assets and liabilities upon lease commencement. At March 31, 2023, we have lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expect lease commencement dates ranging from June 2023 through June 2025, with lease terms expiring through May 2045. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $3.5 billion over the terms of the arrangements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$3,851		$3,358
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	551,239	(a)	4,889

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	10 years	7 years
Weighted average discount rate (b)	4.44%	2.21%

(a) Primarily relates to the two purchased power operating lease agreements that were modified in January 2023.
(b) Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements we use our incremental borrowing rate to measure the present value of lease liabilities.  We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2022 Form 10-K and Part II, Item 1A of this report.

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of about $24 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

Inflation

Overall inflation has grown by 8.5% in Phoenix over the past twelve months, compared to 6% nationally; however, APS’s work with national and international companies has helped to partially reduce local cost escalation impacts on APS. The impacts from inflation have varied across separate categories of APS’s spending. Sharp price increases have begun to level off; however, APS has continued to see increases of up to 10% in the first quarter of 2023 from the heightened market in the fourth quarter 2022. APS has seen inflationary impacts in volatile spend categories such as fuel, chemicals, and electrical components impacted by raw material markets. Inflation has also impacted spend categories through pass-through costs such as supplier’s increased material costs, cost of insurance, and wage rates.

Even prior to these increases, APS has focused on its customer affordability initiative, which has enabled APS to mitigate against inflationary pressure. This initiative includes identifying efficiency opportunities through APS’s LEAN Sigma approach as well as other corporate decisions. For example, APS maintains its inventory to take advantage of lower pricing, when available, and to minimize supply chain delays that can increase the pricing due to expediting fees. Additionally, APS has proactively entered into long-term contracts to hedge against price volatility, which has allowed it to mitigate against several procurement spend areas such as transformers.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to the Company's clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; and (iii) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury continue to issue regulations and other guidance which will provide additional details and clarifications regarding how the Company may be able to claim each of these credits.

In addition, the IRA contains several provisions which could create additional tax liabilities for corporations, including a 15% corporate alternative minimum tax for corporations with net profits in excess of $1 billion and a 1% excise tax on stock buybacks. We currently do not believe the Company will be subject to any material tax liabilities as a result of these legislative provisions.

COVID-19

During the COVID-19 pandemic, APS experienced some delays in finished materials and a tight labor market. APS has measures in place to continually monitor and evaluate resource and labor needs and supply chain adequacy but cannot predict whether there will be material supply chain or labor shortages in the future as a result of COVID-19, another pandemic, or otherwise. APS also experienced higher electric residential sales and lower electric commercial and industrial sales from the outset of the pandemic through April 2021. Beginning in May 2021, electric sales from commercial and industrial customers increased to levels in line with pre-COVID-19 sales but residential sales continued to be higher than pre-COVID-19 sales.

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

APS’s ability to successfully execute its clean energy commitment is dependent upon a number of important external factors, some of which include a supportive regulatory environment, sales and customer growth, development of clean energy technologies, and continued access to capital markets.

2050 Goal: 100% Clean, Carbon-Free Electricity. Achieving a fully clean, carbon-free energy mix by 2050 is our aspiration. The 2050 goal will involve new thinking and depends on improved and new technologies.

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix, which includes all carbon-free resources like nuclear, renewables, and demand-side management. “Renewable” energy includes generation sources such as solar, wind, and biomass, and is measured in accordance with the ACC’s Renewable Energy Standard as a percentage of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward a 100% clean, carbon-free energy mix by 2050.

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

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provided substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable energy projects. Our proposed CCT plan supported the Navajo Nation, where Four Corners is located, the communities surrounding the Cholla Power Plant, and the Hopi Tribe, which was impacted by closure of the Navajo Plant. On

November 2, 2021, the ACC approved an amended 2019 Rate Case ROO that will require (i) equal payments over a three-year period that total $10 million to the Navajo Nation, (ii) a $1 million one-time payment to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (iii) a $500,000 one-time payment to the Navajo County communities within 60 days of the 2019 Rate Case decision, (iv) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (v) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. The payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant. All ordered payments and expenditures would be recoverable through rates. See Note 4 for a discussion of the CCT plan.

Consistent with the 2019 Rate Case decision, as of April 2023, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommended that funds for CCT shall not be collected from rate payers. On December 8, 2022, the ACC voted against ACC Staff’s proposed order, and on April 17, 2023, the ACC closed the docket. Any further action on CCT issues will take place in utility rate cases, including the currently pending 2022 Rate Case. APS cannot predict the outcome of this matter.

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners beginning in fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. As of the date of this report, APS anticipates that it will elect not to begin seasonal operation in November 2023, unless market conditions change.

Renewables. APS’s IRP (see Note 4 for additional information) establishes the path to meeting our clean energy commitment and maintaining reliable electric service for our customers. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Our IRP rapidly adds clean energy and storage resources while maintaining reliable and affordable service. Its near-term actions are focused on clean, reliable energy and positive customer outcomes and include: (a) competitive “all source” requests for proposal (“RFPs”) that provide an on-ramp to procure additional clean energy resources such as solar, wind, energy storage, and DSM resources, all of which lead to a cleaner grid and (b) strategic, short-term wholesale market purchases from a combination of existing merchant natural gas units, neighboring utility systems and wholesale market participants that ensure operational reliability.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas, that supports our commitment to clean energy. This commitment is already strengthened by Palo Verde, the nation’s largest carbon-free, clean energy resource, which provides the foundation for reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new facilities, procurement of new facilities to be owned by APS, and the ongoing development of distributed energy resources. This balance will ensure an appropriately diverse portfolio designed to achieve the same operational reliability and customer affordability as APS’s near-term strategies. In addition, APS is actively seeking to include future facility purchase options in its PPAs that will enable investments with greater financial flexibility.

APS uses competitive “all source” RFPs to pursue market resources that meet its system needs and offer the best value for customers. APS selects projects based on cost, ability to meet system requirements and commercial viability, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Available projects are guided by IRP timelines and quantities and APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the RFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

In September 2019, APS issued an RFP that requested up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022. As a result of this RFP, APS executed a 200 MW PPA for a wind resource that went into service in January 2022. In December 2020, APS issued two additional RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites; and (ii) an all-source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS (collectively, the “December 2020 RFPs”). As a result of the December 2020 RFPs, APS executed two solar plus storage PPAs totaling 275 combined MW, a PPA for a 238 MW wind resource, two energy storage PPAs for a combined 300 MW; extended an existing natural gas tolling agreement and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in 2023.

In May 2022, APS issued an RFP to address resource needs for 2025 and beyond (“2022 RFP”). The 2022 RFP solicits competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The 2022 RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022. As a result of the 2022 RFP, and as of March 31, 2023, APS has signed two solar plus energy storage PPAs totaling 470 MW of solar resources and approximately 514 MW of energy storage resources and a PPA for 216 MW of wind resources. In addition to the renewable resources described above, the 2022 RFP also resulted in the extension of two merchant gas facilities. Once it secures those important resources and closes out the 2022 RFP, APS intends to issue its next RFP to address future resource needs.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation or under development as of March 31, 2023. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	264	150
Purchased Power Agreements Renewables:
Solar	310	905
Wind	399	454
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	736	1,359
Total Distributed Energy: Solar (a)	1,477	103	(b)
Total Renewable Portfolio	2,477	1,612

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

In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract completes the addition of storage on current APS-owned utility-scale solar facilities. These battery storage facilities are currently expected to be in service during the first through third quarters of 2023. As of May 2, 2023, the 141 MW of the initial phase of battery deployment at AZ Sun sites has entered into service.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the PSA. APS received the requested ACC approval on January 12, 2021, and service under the agreements is expected to begin in 2023.

As a result of its December 2020 RFPs, APS executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW, and (b) two PPAs for solar plus energy storage resources totaling 275 MW. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021 and on April 13, 2022 for the remaining project. Service under the agreements is expected to begin in 2023 and 2024.

Following the 2022 RFP, as of March 31, 2023, APS has executed two 20-year PPAs for solar plus storage resources totaling 470 MW of solar resources and approximately 514 MW of energy storage resources. The PPAs are subject to ACC approval to enable cost recovery through the PSA. Approval for one PPA was requested in December 2022 and granted in February 2023. Approval for the second PPA was requested in March 2023 and granted in May 2023. Service under these agreements are expected to begin in 2025.

APS currently plans to install more than 1,400 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation or under development as of March 31, 2023. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	—	201(b)
Purchase Power Agreements - Energy Storage	—	1,239
Residential Energy Storage	22(a)	5
Total Energy Storage Portfolio	22	1,244

(a) This includes 21.3 MW of APS customer-owned batteries and 0.2 MW of APS-owned residential batteries.
(b) This includes 141 MW of batteries at AZ Sun sites that have entered into service as of May 2, 2023.

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

Planned investments will support operating and maintaining the grid, updating technology, accommodating customer growth, and enabling more renewable energy resources. Our advanced distribution management system allows operators to locate outages, control line devices remotely and helps them coordinate more closely with field crews to safely maintain an increasingly dynamic grid. The system will also integrate a new meter data management system that will increase grid visibility and give customers access to more of their energy usage data.

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

APS’s key elements to delivering reliable power include resource planning, sufficient reserve margins, customer partnerships to manage peak demand, fire mitigation, and operational preparedness. Seasonal readiness procedures at APS also include inspections to ensure good material conditions and critical control system surveys. APS also plans for the unexpected by conducting emergency operations drills and coordinating on fire and emergency management with federal, state, and local agencies.

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience, while demonstrating compassion and advocacy for its customers. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings from the fourth quartile to the first quartile of its peer set comprised of large investor-owned utilities. APS made noteworthy progress on that front.

As previously disclosed, APS’s JDP Residential rankings for overall customer satisfaction improved in each of 2020, 2021 and 2022, and APS ended 2022 as one of the most improved utilities in the nation for both residential and business customer satisfaction. Residential customer satisfaction finished 2022 ranked in the second quartile among large investor-owned utilities, and business customer satisfaction ranked in the first quartile of utilities nationally.

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of February 7, 2023, APS had installed 684 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through 2023. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has deployed DC fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona. The first location opened for public use in March 2022 in Show Low, Arizona. The other four projects in Sedona, Prescott, Globe, and Payson were energized by the end of 2022. Each location features 2-150 kilowatt and 2-350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal to reach 450,000 light-duty electric vehicles in its service territory by 2030.

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

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS met its compliance obligation and filed both a 2023 TE Plan on June 1, 2022 and a supplemental TE Plan on November 30, 2022. APS filed its required TE progress report on March 15 and will file its next required progress report on September 15, 2023, along with a 2024 TE Plan later this year.

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

Based on the experience from Palo Verde’s utility partners’ small scale demonstration projects and from the Palo Verde-specific technical and economic assessment performed by INL, in April 2021, PNW Hydrogen LLC (“PNW Hydrogen”), a newly formed subsidiary of Pinnacle West, applied for DOE funding for a larger scale hydrogen production demonstration project using electricity sourced from Palo Verde. On October 7, 2021, PNW Hydrogen was notified that DOE’s Office of Energy Efficiency & Renewable Energy and Office of Nuclear Energy had selected PNW Hydrogen’s application for an award of $20 million in federal funding to support the hydrogen production demonstration project, subject to negotiation and execution of a definitive Cooperative Agreement funding instrument between PNW Hydrogen and DOE. As of April 1, 2023, PNW Hydrogen has concluded its negotiations with the DOE and is no longer pursuing the demonstration project due to economic hurdles that none of the iterations of the project could successfully overcome. PNW Hydrogen also ultimately chose not to include a project in the Southwest Clean Hydrogen Innovation Network (“SHINe”) regional hub for similar reasons.

The SHINe regional hub was formed due to the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Bill, which was signed into law on November 15, 2021. Among other things, the IIJA included money for regional clean hydrogen hubs, and on February 15, 2022, the Department of Energy DOE announced a Request for Information to collect feedback from stakeholders to inform the implementation and design of the regional hubs.

On May 12, 2022, Arizona’s three public universities along with three Arizona energy providers, including APS, announced the formation of a new, interdisciplinary coalition, called the Arizona Center for a Carbon Neutral Economy (“AzCaNE”), with the goal of attaining a carbon neutral economy in Arizona. AzCaNE’s first action was to pursue the creation of an Arizona-led approach to securing regional clean hydrogen hub funding. Leading professionals from the seven founding participants, along with representatives of Arizona, the Navajo Nation and companies working to develop a hydrogen ecosystem within Arizona make up the Governance Committee for AzCaNE’s current efforts.

On September 22, 2022, the DOE opened applications for the up to $7 billion program to create six to ten regional clean hydrogen hubs across the country. Concept papers for each regional hub were due by November 7, 2022, and AzCaNE submitted a concept paper for the SHINe regional hub, which also includes projects in Nevada. On December 27, 2022, the SHINe regional hub was one of thirty-three regional hubs encouraged to submit a full application by the DOE. SHINe’s full application was submitted to the DOE on April 7, 2023.

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

On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20-basis-point penalty reduction to the return on equity. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022.

On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20-basis-point penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC's ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment because the ACC did not consider APS’s contractual obligations and improperly considered post-investment data in violation of its own rules. The Court remanded the issue to the ACC for further proceedings. The ACC requested an extension of the 30-day deadline to appeal the matter to the Arizona Supreme Court, and the Arizona Supreme Court granted the extension of the deadline to May 8, 2023. APS cannot predict the outcome of this proceeding. See Note 4 for addition information regarding the 2019 Rate Case and the appeal.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline. APS cannot predict if the ACC will take any further action on this matter.

Additionally, consistent with the 2019 Rate Case decision, as of April 2023, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

See Note 4 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its opinion in the matter, vacating the ACC’s dissallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rule and the order of the Court of Appeals. The parties have until May 8, 2023 to file a petition requesting review by the Arizona Supreme Court. APS cannot predict the outcome of this proceeding. Based on the partial recovery of these investments and cost deferrals in current rates, the favorable Court of Appeals order, and the potential for further appellate review, APS has not recorded an impairment or write-off relating to the SCR plant investments or deferrals as of March 31, 2023. If the 2019 Rate Case decision to disallow $215.5 million of the SCRs is ultimately upheld, APS will be required to record a charge to its results of operations, net of tax, of approximately $154.4 million. We cannot predict the outcome of the legal challenges nor the timing of when this matter will be resolved. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  As of March 31, 2023, BCE had total assets of approximately $148 million.

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

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024. On April 18, 2023, the Kūpono Solar special purpose entity, entered into a $140 million non-recourse construction financing agreement. The construction financing will convert into a sale leaseback agreement upon commercial operation of the project. The financing agreement requires $40 million of sponsor equity, which has been funded by the project’s equity participants. In connection with the financing, Pinnacle West has issued performance guarantees relating to the project.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of March 31, 2023, El Dorado has contributed approximately $14.6 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formerly the invisionAZ Fund), which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of March 31, 2023, El Dorado has contributed approximately $4.2 million to the AZ-VC. The remainder of the investment will be contributed by El Dorado as investments are selected by AZ-VC.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the three-month period ended March 31, 2023, compared with the prior-year period. For the three years through 2022, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2023 and the average annual growth to be in the range of 1.5% to 2.5% through 2025 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.6% for the three-month period ended March 31, 2023, compared with the prior-year period. While steady customer growth was somewhat offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.

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

Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also now receiving unprecedented incremental requests for service from extra-large commercial energy users (over 25 MW) with very high energy demands that persist virtually around-the-clock. These incremental requests for service by extra-large energy users far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. In April 2023, APS notified prospective extra-large customers without existing commitments from APS that it is not able to commit at this time to their future extra-large projects (over 25 MW) and that APS is exploring available options for securing sufficient electric generation and transmission to meet these projections of future customer needs.

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

Interest Expense. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. See Note 3 for further details. The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow. An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction. We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2023, compared with three-month period ended March 31, 2022.

Our consolidated net loss attributable to common shareholders for the three months ended March 31, 2023, was $3 million, compared with consolidated net income attributable to common shareholders of $17 million for the prior-year period.  The results reflect a decrease of approximately $19 million for the regulated electricity segment, primarily as a result of higher operations and maintenance expense, lower pension and other postretirement non-service credits, higher interest charges, and higher depreciation and amortization expense mostly due to increased plant assets. These negative factors were partially offset by higher revenue driven by the effects of weather, customer growth and usage, and lower income taxes.

The following table presents net income/(loss) attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2023	2022	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$550	$516	$34
Operations and maintenance	(249)	(217)	(32)
Depreciation and amortization	(192)	(187)	(5)
Taxes other than income taxes	(57)	(58)	1
Pension and other postretirement non-service credits - net	10	24	(14)
All other income and expenses, net	17	9	8
Interest charges, net of allowance for borrowed funds used during construction	(75)	(61)	(14)
Income taxes	(1)	(4)	3
Less income related to noncontrolling interests (Note 6)	(4)	(4)	—
Regulated electricity segment income/(loss)	(1)	18	(19)
All other	(2)	(1)	(1)
Net Income/(Loss) Attributable to Common Shareholders	$(3)	$17	$(20)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $34 million higher for the three months ended March 31, 2023, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$18	$5	$13
Retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	17	7	10
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	7	(1)	8
LFCR revenue (Note 4)	3	—	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	119	119	—
Miscellaneous items, net	(1)	(1)	—
Total	$163	$129	$34

Operations and maintenance. Operations and maintenance expenses increased $32 million for the three months ended March 31, 2023, compared with the prior-year period primarily because of:

•An increase of $12 million related to non-nuclear generation costs primarily due to higher operating costs;

•An increase of $10 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $5 million related to information technology costs;

•An increase of $5 million related to nuclear generation costs;

•A decrease of $7 million related to employee benefits; and

•An increase of $7 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $5 million higher for the three months ended March 31, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $14 million lower for the three months ended March 31, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. Other income and expenses, net were $8 million higher for the three months ended March 31, 2023, compared to the prior-year period primarily due to higher allowance for equity funds used during construction due to increased capital expenditures and higher interest income.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $14 million higher for the three months ended March 31, 2023, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $3 million lower for the three months ended March 31, 2023, compared with the prior-year period primarily due to lower pre-tax income.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2023, APS’s common equity ratio, as defined, was 50%.  Its total shareholder equity was approximately $7.1 billion and total capitalization was approximately $14.1 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.6 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$211	$340	$(129)
Net cash flow used for investing activities	(453)	(374)	(79)
Net cash flow provided by financing activities	244	38	206
Net change in cash and cash equivalents	$2	$4	$(2)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$240	$341	$(101)
Net cash flow used for investing activities	(427)	(363)	(64)
Net cash flow provided by financing activities	190	25	165
Net change in cash and cash equivalents	$3	$3	$—

Operating Cash Flows

Three-month period ended March 31, 2023, compared with three-month period ended March 31, 2022.  Pinnacle West’s consolidated net cash provided by operating activities was $211 million in 2023, compared to $340 million in 2022, a decrease of $129 million in net cash provided by operating activities primarily due to $221 million higher fuel and purchased power costs, $103 million higher payments for operations and maintenance costs and $7 million higher interest payments, partially offset by $119 million higher cash receipts from electric revenues, $53 million higher customer advances for construction and $33 million other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was 112% funded as of January 1, 2023, and 139% as of January 1, 2022. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made any voluntary contributions to our pension plan year-to-date in 2023. The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2023, 2024 or 2025. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2023 and do not expect to make any contributions in 2023, 2024 or 2025. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 106% funded as of December 31, 2022, and our postretirement benefit plans were 159% funded, as measured for GAAP purposes at December 31, 2022. See Note 5 for additional details.

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

Investing Cash Flows

Three-month period ended March 31, 2023, compared with three-month period ended March 31, 2022.  Pinnacle West’s consolidated net cash used for investing activities was $453 million in 2023, compared to $374 million in 2022, an increase of $79 million primarily related to increased capital expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2023, compared with three-month period ended March 31, 2022.  Pinnacle West’s consolidated net cash provided by financing activities was $244 million in 2023, compared to $38 million in 2022, an increase of $206 million in net cash provided by financing activities primarily due to $150 million lower long-term debt repayments and a net increase in short-term borrowings of $186 million, partially offset by $127 million in lower issuances of long-term debt.

APS’s consolidated net cash provided by financing activities was $190 million in 2023, compared to $25 million in 2022, an increase of $165 million in net cash provided by financing activities primarily due to a net increase in short-term borrowings.

Significant Financing Activities.  On April 19, 2023, the Pinnacle West Board of Directors declared a dividend of $0.865 per share of common stock, payable on June 1, 2023, to shareholders of record on May 1, 2023.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2023, the ratio was approximately 59% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2020, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit, and authorized APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million  (which is required to be used for costs relating to purchases of natural gas and power). On December 15, 2022, the ACC issued a financing order approving APS’s application filed April 6, 2022 requesting to further increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease PPAs from the definition of long-term debt for purposes of the ACC financing orders. See Note 3 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 27, 2023, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at March 31, 2023. See Note 3.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies and estimates since our 2022 Form 10-K.  See “Critical Accounting Policies” in Item 7 of the 2022 Form 10-K for further details about our critical accounting policies and estimates.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Mark-to-market of net positions at beginning of period	$96	$107
Increase (decrease) in regulatory liability	(155)	190
Mark-to-market of net positions at end of period	$(59)	$297

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at March 31, 2023, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2022 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2023	2024	2025	2026	2027	Total Fair Value
Observable prices provided by other external sources	$(61)	$(3)	$(2)	$—	$—	$(66)
Prices based on unobservable inputs	(4)	11	—	—	—	7
Total by maturity	$(65)	$8	$(2)	$—	$—	$(59)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2023		December 31, 2022
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$14	$(14)	$12	$(12)
Natural gas	47	(47)	55	(55)
Total	$61	$(61)	$67	$(67)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2023.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2023.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2022 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters, Superfund-related matters and other disputes.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2022 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS. The risks described in the 2022 Form 10-K are not the only risks facing Pinnacle West and APS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.    OTHER INFORMATION

Union Matters

Approximately, 1,100 APS employees are union employees represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement expired on April 1, 2023, and APS and IBEW have engaged the services of a federal mediator to help facilitate ongoing negotiations. APS and IBEW remain committed to continue bargaining in good faith, and the current contract remains in full force and effect while negotiations continue.

Environmental Matters

EPA Revised Effluent Limitation Guideline Proposal. With respect to the management of bottom-ash transport wastewater at Four Corners, on March 8, 2023 EPA issued a revised proposal for effluent limitation guidelines governing power plant wastewater. For discharges of bottom-ash transport wastewater, EPA has proposed a more stringent “zero-liquid discharge” standard. We cannot at this time predict the outcome of this regulatory proceeding or when the EPA will take final action on this proposal. Depending on the eventual outcome, the costs associated with APS’s management of bottom-ash transport wastewater could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

Revised Mercury and Air Toxics Standard (“MATS”) Proposal. On April 5, 2023, EPA proposed revisions to the existing MATS regulations governing emissions of toxic air pollution from existing coal-fired power plants. If finalized, the proposal would make the limits used to demonstrate compliance with MATS, filterable particulate matter, significantly more stringent (potentially by an order of magnitude) and require the use of continuous emissions monitoring systems to ensure compliance (as opposed to periodic performance testing). Regulations would take effect for existing coal-fired power plants within three years of the proposal becoming final. We cannot at this time predict the outcome of this regulatory proceeding or when the EPA will take final action on this proposal. Depending on the eventual outcome, the costs associated with APS’s controls for filterable particulate matter could materially increase, which could affect APS’s financial position, results of operations, and cash flows.

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

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2009

10.1	Pinnacle West
Second Amended and Restated Five-Year Credit Agreement, dated as of April 10, 2023, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.1 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File Nos. 1-8962 and 1-4473	4/10/2023

10.2	Pinnacle West APS
Five-Year Credit Agreement, dated as of April 10, 2023, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.2 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File Nos. 1-8962 and 1-4473	4/10/2023
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 4, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 4, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)