Form 10-Q
period 2023-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2023-08-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 28, 2023:	113,312,203
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 28, 2023:	71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OPERATING REVENUES (Note 2)	$1,121,703	$1,061,669	$2,066,658	$1,845,200

OPERATING EXPENSES
Fuel and purchased power	407,754	352,187	802,258	617,456
Operations and maintenance	277,238	245,387	527,318	463,729
Depreciation and amortization	195,101	186,497	387,007	373,102
Taxes other than income taxes	57,642	54,118	114,780	112,116
Other expenses	688	385	1,298	1,210
Total	938,423	838,574	1,832,661	1,567,613
OPERATING INCOME	183,280	223,095	233,997	277,587
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	13,034	12,086	28,095	21,833
Pension and other postretirement non-service credits - net (Note 5)	10,474	25,257	20,339	49,066
Other income (Note 9)	6,406	1,682	12,483	3,386
Other expense (Note 9)	(4,813)	(4,584)	(8,944)	(8,006)
Total	25,101	34,441	51,973	66,279
INTEREST EXPENSE
Interest charges	93,832	68,103	181,951	133,492
Allowance for borrowed funds used during construction	(12,317)	(5,873)	(25,039)	(10,355)
Total	81,515	62,230	156,912	123,137
INCOME BEFORE INCOME TAXES	126,866	195,306	129,058	220,729
INCOME TAXES	15,897	26,688	17,080	30,849
NET INCOME	110,969	168,618	111,978	189,880
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	8,612	8,612
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$106,663	$164,312	$103,366	$181,268

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,411	113,172	113,385	113,137
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	113,717	113,369	113,657	113,332

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$0.94	$1.45	$0.91	$1.60
Net income attributable to common shareholders - diluted	$0.94	$1.45	$0.91	$1.60
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$110,969	$168,618	$111,978	$189,880

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $(147), $(331), $56 and $(413)	446	1,007	(170)	1,259
Pension and other postretirement benefit activity, net of tax benefit (expense) of $165, $693, $(4) and $398	(501)	(2,113)	14	(1,212)
Total other comprehensive income (loss)	(55)	(1,106)	(156)	47

COMPREHENSIVE INCOME	110,914	167,512	111,822	189,927
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$106,608	$163,206	$103,210	$181,315
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,658	$4,832
Customer and other receivables	474,548	453,209
Accrued unbilled revenues	216,740	164,764
Allowance for doubtful accounts (Note 2)	(19,806)	(23,778)
Materials and supplies (at average cost)	442,735	410,481
Income tax receivable	4,240	14,086
Fossil fuel (at average cost)	50,057	40,155
Assets from risk management activities (Note 7)	12,105	87,835
Deferred fuel and purchased power regulatory asset (Note 4)	433,279	460,561
Other regulatory assets (Note 4)	128,600	78,318
Other current assets	101,581	60,091
Total current assets	1,851,737	1,750,554
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,162,397	1,073,410
Other special use funds (Notes 11 and 12)	351,998	347,231
Assets from risk management activities (Note 7)	13,033	44,394
Other assets	127,318	125,672
Total investments and other assets	1,654,746	1,590,707
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	23,667,333	22,452,146
Accumulated depreciation and amortization	(8,198,608)	(7,929,878)
Net	15,468,725	14,522,268
Construction work in progress	1,495,494	1,882,791
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	88,361	90,296
Intangible assets, net of accumulated amortization	255,574	258,880
Nuclear fuel, net of accumulated amortization	100,019	100,119
Total property, plant and equipment	17,408,173	16,854,354
DEFERRED DEBITS
Regulatory assets (Note 4)	1,280,344	1,283,221
Operating lease right-of-use assets (Note 14)	1,337,355	801,688
Assets for pension and other postretirement benefits (Note 5)	396,615	396,599
Other	50,372	46,282
Total deferred debits	3,064,686	2,527,790

TOTAL ASSETS	$23,979,342	$22,723,405
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$436,808	$430,425
Accrued taxes	163,797	164,440
Accrued interest	58,559	61,217
Common dividends payable	98,014	97,895
Short-term borrowings (Note 3)	305,350	340,720
Current maturities of long-term debt (Note 3)	318,907	50,685
Customer deposits	41,585	41,769
Liabilities from risk management activities (Note 7)	73,833	37,697
Liabilities for asset retirements (Note 15)	15,617	12,232
Operating lease liabilities (Note 14)	90,658	105,210
Regulatory liabilities (Note 4)	219,075	271,575
Other current liabilities	110,378	148,276
Total current liabilities	1,932,581	1,762,141
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	8,164,315	7,741,286
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,357,517	2,384,421
Regulatory liabilities (Note 4)	2,032,525	2,061,776
Liabilities for asset retirements (Note 15)	823,502	785,530
Liabilities for pension benefits (Note 5)	112,537	116,286
Customer advances	536,579	422,103
Coal mine reclamation	181,636	179,255
Deferred investment tax credit	223,278	180,677
Unrecognized tax benefits	39,073	38,658
Operating lease liabilities (Note 14)	1,221,538	639,247
Other	278,124	252,149
Total deferred credits and other	7,806,309	7,060,102
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,386,894 and 113,247,189 issued at respective dates	2,736,112	2,724,740
Treasury stock at cost; 75,767 and 73,613 shares at respective dates	(5,328)	(5,005)
Total common stock	2,730,784	2,719,735
Retained earnings	3,267,731	3,360,347
Accumulated other comprehensive loss (Note 13)	(31,591)	(31,435)
Total shareholders’ equity	5,966,924	6,048,647
Noncontrolling interests (Note 6)	109,213	111,229
Total equity	6,076,137	6,159,876

TOTAL LIABILITIES AND EQUITY	$23,979,342	$22,723,405
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,978	$189,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	416,652	405,127
Deferred fuel and purchased power	(191,304)	(98,707)
Deferred fuel and purchased power amortization	218,586	96,842
Allowance for equity funds used during construction	(28,095)	(21,833)
Deferred income taxes	(35,808)	22,169
Deferred investment tax credit	42,601	(2,538)
Change in derivative instruments fair value	(239)	—
Stock compensation	7,225	7,872
Changes in current assets and liabilities:
Customer and other receivables	(24,748)	(31,146)
Accrued unbilled revenues	(51,976)	(100,543)
Materials, supplies and fossil fuel	(42,156)	(34,315)
Income tax receivable	9,847	7,514
Other current assets	(35,609)	5,195
Accounts payable	(2,051)	104,849
Accrued taxes	(644)	13,282
Other current liabilities	(62,354)	(7,316)
Change in margin and collateral accounts - assets	28	40,430
Change in other long-term assets	(104,581)	174,013
Change in operating lease assets	17,998	29,759
Change in other long-term liabilities	162,181	(184,626)
Change in operating lease liabilities	30,082	(27,622)
Net cash provided by operating activities	437,613	588,286
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(918,195)	(843,219)
Contributions in aid of construction	60,118	68,879
Allowance for borrowed funds used during construction	(25,039)	(10,111)
Proceeds from nuclear decommissioning trusts sales and other special use funds	567,528	692,186
Investment in nuclear decommissioning trusts and other special use funds	(568,668)	(692,811)
Other	485	(9,174)
Net cash used for investing activities	(883,771)	(794,250)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	689,247	325,802
Short-term borrowing and (repayments) - net	(35,370)	249,000
Dividends paid on common stock	(192,235)	(188,542)
Repayment of long-term debt	—	(150,000)
Common stock equity issuances and (purchases) - net	(2,031)	(448)
Distributions to noncontrolling interests	(10,627)	(10,628)
Net cash provided by financing activities	448,984	225,184
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,826	19,220
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,832	9,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,658	$29,189
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	113,359,467	$2,730,851	(106,141)	$(7,451)	$3,357,052	$(31,536)	$115,535	$6,164,451
Net income		—		—	106,663	—	4,306	110,969
Other comprehensive loss		—		—	—	(55)	—	(55)
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	27,427	5,261		—	—	—	—	5,261
Purchase of treasury stock (a)		—	(1,521)	(119)	—	—	—	(119)
Reissuance of treasury stock for stock-based compensation and other		—	31,895	2,242	—	—	—	2,242
Capital activities by noncontrolling activities		—		—	—	—	(10,628)	(10,628)
Other		—		—	(3)	—	—	(3)
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	113,047,699	$2,706,325	(50,921)	$(3,648)	$3,281,601	$(53,708)	$119,566	$6,050,136
Net income		—		—	164,312	—	4,306	168,618
Other comprehensive loss		—		—	—	(1,106)	—	(1,106)
Dividends on common stock ($1.70 per share)		—		—	(192,139)	—	—	(192,139)
Issuance of common stock	30,350	5,972		—	—	—	—	5,972
Reissuance of treasury stock for stock-based compensation and other		—	9,390	673	—	—	—	673
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		(1)	(2)	—	—	(3)
Balance, June 30, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
Net income		—		—	103,366	—	8,612	111,978
Other comprehensive loss		—		—	—	(156)	—	(156)
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	139,705	11,372		—	—	—	—	11,372
Purchase of treasury stock (a)		—	(34,675)	(2,609)	—	—	—	(2,609)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		(1)	(1)	—	—	(2)
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	181,268	—	8,612	189,880
Other comprehensive income		—		—	—	47	—	47
Dividends on common stock ($1.70 per share)		—		—	(192,213)	—	—	(192,213)
Issuance of common stock	63,521	9,554		—	—	—	—	9,554
Purchase of treasury stock (a)		—	(24,885)	(1,715)	—	—	—	(1,715)
Reissuance of treasury stock for stock-based compensation and other		—	70,962	5,140	—	—	—	5,140
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	—	(2)
Balance, June 30, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OPERATING REVENUES (Note 2)	$1,121,703	$1,061,669	$2,066,658	$1,845,200

OPERATING EXPENSES
Fuel and purchased power	407,754	352,187	802,258	617,456
Operations and maintenance	272,339	242,273	518,517	456,874
Depreciation and amortization	195,080	186,477	386,964	373,060
Taxes other than income taxes	57,629	54,094	114,754	112,053
Other expenses	688	385	1,298	1,210
Total	933,490	835,416	1,823,791	1,560,653
OPERATING INCOME	188,213	226,253	242,867	284,547
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	13,034	12,086	28,095	21,833
Pension and other postretirement non-service credits - net (Note 5)	10,695	25,382	20,801	49,289
Other income (Note 9)	5,691	1,396	10,767	2,548
Other expense (Note 9)	(4,135)	(2,786)	(6,752)	(4,634)
Total	25,285	36,078	52,911	69,036
INTEREST EXPENSE
Interest charges	79,730	64,223	154,952	126,532
Allowance for borrowed funds used during construction	(9,739)	(5,689)	(20,896)	(10,111)
Total	69,991	58,534	134,056	116,421
INCOME BEFORE INCOME TAXES	143,507	203,797	161,722	237,162
INCOME TAXES	20,264	29,522	23,510	34,381
NET INCOME	123,243	174,275	138,212	202,781
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	8,612	8,612
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$118,937	$169,969	$129,600	$194,169
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$123,243	$174,275	$138,212	$202,781

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $134, $709, $(16) and $440	(408)	(2,161)	49	(1,341)
Total other comprehensive income (loss)	(408)	(2,161)	49	(1,341)

COMPREHENSIVE INCOME	122,835	172,114	138,261	201,440
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$118,529	$167,808	$129,649	$192,828
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$23,663,871	$22,448,685
Accumulated depreciation and amortization	(8,195,297)	(7,926,575)
Net	15,468,574	14,522,110
Construction work in progress	1,423,405	1,829,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	88,361	90,296
Intangible assets, net of accumulated amortization	255,419	258,725
Nuclear fuel, net of accumulated amortization	100,019	100,119
Total property, plant and equipment	17,335,778	16,800,254

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,162,397	1,073,410
Other special use funds (Notes 11 and 12)	351,998	347,231
Assets from risk management activities (Note 7)	13,033	44,394
Other assets	44,049	43,344
Total investments and other assets	1,571,477	1,508,379

CURRENT ASSETS
Cash and cash equivalents	3,802	4,042
Customer and other receivables	470,423	448,880
Accrued unbilled revenues	216,740	164,764
Allowance for doubtful accounts (Note 2)	(19,806)	(23,778)
Materials and supplies (at average cost)	442,735	410,481
Fossil fuel (at average cost)	50,057	40,155
Income tax receivable	1,102	1,102
Assets from risk management activities (Note 7)	11,696	87,704
Deferred fuel and purchased power regulatory asset (Note 4)	433,279	460,561
Other regulatory assets (Note 4)	128,600	78,318
Other current assets	95,559	50,043
Total current assets	1,834,187	1,722,272

DEFERRED DEBITS
Regulatory assets (Note 4)	1,280,344	1,283,221
Operating lease right-of-use assets (Note 14)	1,332,368	796,544
Assets for pension and other postretirement benefits (Note 5)	389,158	389,142
Other	49,898	44,040
Total deferred debits	3,051,768	2,512,947

TOTAL ASSETS	$23,793,210	$22,543,852
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,321,696	3,171,696
Retained earnings	3,541,062	3,607,464
Accumulated other comprehensive loss (Note 13)	(15,547)	(15,596)
Total shareholder equity	7,025,373	6,941,726
Noncontrolling interests (Note 6)	109,213	111,229
Total equity	7,134,586	7,052,955
Long-term debt less current maturities (Note 3)	7,041,004	6,793,529
Total capitalization	14,175,590	13,846,484
CURRENT LIABILITIES
Short-term borrowings (Note 3)	285,000	325,000
Current maturities of long-term debt (Note 3)	250,000	—
Accounts payable	428,827	417,732
Accrued taxes	168,044	156,746
Accrued interest	58,170	60,518
Common dividends payable	98,000	97,900
Customer deposits	41,585	41,769
Liabilities from risk management activities (Note 7)	73,833	37,697
Liabilities for asset retirements (Note 15)	15,617	12,232
Operating lease liabilities (Note 14)	90,065	104,728
Regulatory liabilities (Note 4)	219,075	271,575
Other current liabilities	106,806	144,733
Total current liabilities	1,835,022	1,670,630
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,367,204	2,385,647
Regulatory liabilities (Note 4)	2,032,525	2,061,776
Liabilities for asset retirements (Note 15)	823,502	785,530
Liabilities for pension benefits (Note 5)	105,529	108,068
Customer advances	536,579	422,103
Coal mine reclamation	181,636	179,255
Deferred investment tax credit	223,278	180,677
Unrecognized tax benefits	39,073	38,658
Operating lease liabilities (Note 14)	1,216,655	634,199
Other	256,617	230,825
Total deferred credits and other	7,782,598	7,026,738
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$23,793,210	$22,543,852
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,212	$202,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	416,609	405,085
Deferred fuel and purchased power	(191,304)	(98,707)
Deferred fuel and purchased power amortization	218,586	96,842
Allowance for equity funds used during construction	(28,095)	(21,833)
Deferred income taxes	(27,415)	(2,838)
Deferred investment tax credit	42,601	(2,538)
Changes in current assets and liabilities:
Customer and other receivables	(24,952)	(31,612)
Accrued unbilled revenues	(51,976)	(100,543)
Materials, supplies and fossil fuel	(42,156)	(34,315)
Income tax receivable	—	10,756
Other current assets	(39,635)	(7,883)
Accounts payable	1,175	101,931
Accrued taxes	11,298	39,408
Other current liabilities	(62,184)	2,384
Change in margin and collateral accounts - assets	28	40,430
Change in other long-term assets	(102,654)	183,701
Change in operating lease assets	17,841	29,613
Change in other long-term liabilities	159,294	(184,896)
Change in operating lease liabilities	30,247	(27,470)
Net cash provided by operating activities	465,520	600,296
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(902,554)	(824,269)
Contributions in aid of construction	60,118	68,879
Allowance for borrowed funds used during construction	(20,896)	(10,111)
Proceeds from nuclear decommissioning trusts sales and other special use funds	567,528	692,186
Investment in nuclear decommissioning trusts and other special use funds	(568,668)	(692,811)
Other	(786)	566
Net cash used for investing activities	(865,258)	(765,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	496,025	—
Short-term borrowings and (repayments) - net	(40,000)	236,300
Equity infusion	150,000	150,000
Dividends paid on common stock	(195,900)	(192,000)
Distributions to noncontrolling interests	(10,627)	(10,628)
Net cash provided by financing activities	399,498	183,672
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(240)	18,408
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,042	9,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,802	$27,782
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2023	71,264,947	$178,162	$3,321,696	$3,618,125	$(15,139)	$115,535	$7,218,379
Net income		—	—	118,937	—	4,306	123,243
Other comprehensive loss		—	—	—	(408)	—	(408)
Dividends on common stock		—	—	(196,000)	—	—	(196,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2022	71,264,947	$178,162	$3,171,696	$3,494,432	$(34,060)	$119,566	$6,929,796
Net income		—	—	169,969	—	4,306	174,275
Other comprehensive loss		—	—	—	(2,161)	—	(2,161)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	2	—	—	2
Balance, June 30, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	129,600	—	8,612	138,212
Other comprehensive income		—	—	—	49	—	49
Dividends on common stock		—		(196,000)	—	—	(196,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	—	(2)
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	194,169	—	8,612	202,781
Other comprehensive loss		—	—	—	(1,341)	—	(1,341)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling activities		—	—	—	—	(10,628)	(10,628)
Other		—	—	(1)	—	—	(1)
Balance, June 30, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid (received) during the period for:
Income taxes, net of refunds	$17	$(1,746)
Interest, net of amounts capitalized	154,477	120,359
Significant non-cash investing and financing activities:
Accrued capital expenditures	$148,433	$106,033
Dividends accrued but not yet paid	98,014	96,081

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid (received) during the period for:
Income taxes, net of refunds	$94	$(25)
Interest, net of amounts capitalized	134,107	114,069
Significant non-cash investing and financing activities:
Accrued capital expenditures	$151,453	$106,033
Dividends accrued but not yet paid	98,000	96,000

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail Electric Service
Residential	$542,315	$537,589	$952,039	$904,935
Non-Residential	516,712	462,669	922,849	822,185
Wholesale Energy Sales	27,282	29,902	122,885	58,805
Transmission Services for Others	33,152	29,352	64,943	54,844
Other Sources	2,242	2,157	3,942	4,431
Total operating revenues	$1,121,703	$1,061,669	$2,066,658	$1,845,200

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2023 were $1,112 million and $2,034 million, respectively, and for the three and six months ended June 30, 2022 were $1,064 million and $1,835 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2023, our revenues that do not qualify as revenue from contracts with customers were $10 million and $33 million, respectively, and for the three and six months ended June 30, 2022 were $(2) million and $10 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023, or December 31, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance includes a write-

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

off component that is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success. We continue to monitor the impacts of our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor, and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2023	December 31, 2022
Allowance for doubtful accounts, balance at beginning of period	$23,778	$25,354
Bad debt expense	8,125	17,006
Actual write-offs	(12,097)	(18,582)
Allowance for doubtful accounts, balance at end of period	$19,806	$23,778

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On April 10, 2023, Pinnacle West replaced its $200 million revolving credit facility that would have matured on May 28, 2026, with a new $200 million revolving credit facility that matures on April 10, 2028. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At June 30, 2023, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $20 million of outstanding commercial paper borrowings.

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matures December 16, 2024. The proceeds were received on January 6, 2023 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023.

APS

On April 10, 2023, APS replaced its two $500 million revolving credit facilities that would have matured on May 28, 2026, with a new $1.25 billion revolving credit facility that matures on April 10, 2028. APS has the option to increase the amount of the facility up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. This facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At June 30, 2023, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding under the credit facilities, and $285 million of outstanding commercial paper borrowings.

On January 6, 2023, Pinnacle West contributed $150 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

On June 30, 2023, APS issued $500 million of 5.55% unsecured senior notes that mature August 1, 2033. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper and for general corporate purposes.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for a 31 megawatt (“MW”) solar and battery storage project in Los Alamitos, California (“Los Alamitos”) that is under development by the subsidiary. The credit agreement consists of an approximately $33 million equity bridge loan facility, an approximately $42 million non-recourse construction facility, and an approximately $5 million letter of credit facility. In connection with the credit agreement, Pinnacle West has issued a guarantee of up to $42 million primarily relating to the equity bridge loan. As of June 30, 2023, $31 million has been drawn from the equity bridge loan and there is a $38 million outstanding balance for the construction facility and $2.5 million letters of credit outstanding under the letter of credit facility. The equity bridge loan and construction facility mature and are due on the project’s commercial operation date, expected on or before August 15, 2023. BCE expects to convert the construction facility into a term loan upon the project’s commercial operation date. On October 19, 2022, BCE executed an interest rate swap to hedge the variable interest rate exposure of this credit facility. See Note 7.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,123,311	$1,081,620	$947,892	$905,525
APS	7,291,004	6,267,348	6,793,529	5,629,491
BCE	68,907	68,907	50,550	50,685
Total	$8,483,222	$7,417,875	$7,791,971	$6,585,701

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
•modification of its adjustment mechanisms including:
▪eliminate the Environmental Improvement Surcharge (“EIS”) and collect costs through base rates,
▪eliminate the Lost Fixed Cost Recovery (“LFCR”) mechanism and collect costs through base rates and the Demand Side Management Adjustment Charge (“DSMAC”),
▪maintain as inactive the Tax Expense Adjustor Mechanism (“TEAM”),
▪maintain the Transmission Cost Adjustment (“TCA”) mechanism,
▪modify the performance incentive in the DSMAC, and
▪modify the Renewable Energy Adjustment Charge (“REAC”) to include recovery of capital carrying costs of APS owned renewable and storage resources;
•changes to its limited-income program, including a second tier to provide an additional discount for customers with greater need; and
•twelve months of post-Test Year plant investments to reflect used and useful projects that will be placed into service prior to July 1, 2023.

On June 5, 2023 and June 15, 2023, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC. The ACC Staff recommends, among other things, (i) a $251 million revenue increase or, as an alternative, a $312 million revenue increase, (ii) a 9.6% return on equity, (iii) a 0.0% fair value increment or, as an alternative, a 0.75% fair value increment, and (iv) a continuation of a 12-month post-test year plant. RUCO recommends, among other things, (i) an $84.9 million revenue increase, (ii) an 8.2% return on equity or, as an alternative, an 8.7% return on equity if the ACC imputes a hypothetical capital structure with a 46% equity layer, (iii) a fair value increment of 0.0%, and (iv) a reduction of post-test year plant to six months.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2023, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are:

•reducing the revenue requirement increase to $383.1 million;
•maintaining a return on equity request of 10.25%;
•reducing the increment of fair value rate base return to 0.5% from 1.0%;
•maintaining a post-test year plant request of 12 months, plus the Four Corners Effluent Limitation Guidelines (“ELG”) project;
•withdrawing the Payment Fee Removal Proposal (net reduction) which was originally requested in APS’s initial application;
•maintaining the LFCR mechanism and DSMAC as separate adjustors;
•increasing the Power Supply Adjustment (“PSA”) annual rate change limit from $0.004/kWh to $0.006/kWh;
•proposing a new System Reliability Benefit (“SRB”) recovery mechanism;
•maintaining the REAC in its current state;
•maintaining adjustor base transfers and elimination of EIS; and
•maintaining the request to recover Coal Community Transition (“CCT”) funding.

On July 26, 2023, the ACC Staff, RUCO and other intervenors filed their surrebuttal testimony with the ACC. The ACC Staff adjusted their initial recommendations to, among other things, (i) a $281.9 million revenue increase, (ii) a 9.68% return on equity, (iii) a 0.5% fair value increment, (iv) a continuation of a 12-month post-test year plant that includes the Four Corners ELG project, and (v) support of an increase to the annual PSA increase limit to $0.006/kWh. RUCO maintained their direct position and also recommended further review of the PSA in a second phase of the 2022 Rate Case.

APS’s rejoinder testimony is due on August 4, 2023.

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

The 2019 Rate Case ROO recommended, among other things, (i) a $111 million decrease in annual revenue requirements, (ii) a return on equity of 9.16%, (iii) a 0.30% return on the increment of fair value rate base greater than original cost, with total fair value rate of return further adjusted to include a 0.03% reduction to return on equity resulting in an effective fair value rate of return of 4.95%, (iv) the nonrecovery of the deferral and rate base effects of the operating costs and construction of the Four Corners Power Plant (“Four Corners”) selective catalytic reduction (“SCR”) project (see “Four Corners SCR Cost Recovery” below for additional information), (v) the recovery of the deferral and rate base effects of the operating costs and construction of the Ocotillo modernization project, which includes a reduction in the return on the deferral, (vi) a 15% disallowance of annual amortization of the Navajo Generating Station (the “Navajo Plant”) regulatory asset recovery related to the closure of the Navajo Plant (see “Navajo Plant” below), (vii) the denial of the request to defer, until APS’s next general rate case, the increase or decrease in its Arizona property taxes

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

attributable to tax rate changes, and (viii) a collaborative process to review and recommend revisions to APS’s adjustment mechanisms within 12 months after the date of the decision. The 2019 Rate Case ROO also recommended that the CCT plan related to the closure or future closure of coal-fired generation facilities include the following components: (i) $50 million that will be paid over 10 years to the Navajo Nation, (ii) $5 million that will be paid over five years to the Navajo County Communities surrounding Cholla Power Plant (“Cholla”), and (iii) $1.675 million that will be paid to the Hopi Tribe related to APS’s ownership interests in the Navajo Plant. These amounts would be recoverable from APS’s customers through the Arizona Renewable Energy Standard and Tariff (“RES”) adjustment mechanism. APS filed exceptions on September 13, 2021, regarding the disallowance of the SCR cost deferrals and plant investments that was recommended in the 2019 Rate Case ROO, among other issues.

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, which includes a 20-basis point penalty, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, resulted in a total annual revenue decrease for APS of $4.8 million, excluding temporary payments and expenditures, under the CCT plan. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline.

Additionally, consistent with the 2019 Rate Case decision, as of July 2023, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional information) and the 20-basis-point penalty reduction to the return on equity, among other things. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20-basis-point penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC’s ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment. The Court remanded the issue to the ACC for further proceedings. The ACC requested an extension of the 30-day deadline to appeal the matter to the Arizona Supreme Court, and the Arizona Supreme Court granted the extension of the deadline to May 8, 2023. The ACC filed an appeal on May 8, 2023, and on May 15, 2023, requested a suspension of the case to allow for settlement discussions between the parties, which was approved by the Court.

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution, and the proposals in the joint resolution became effective on July 1, 2023. On July 18, 2023, the Sierra Club filed an application for rehearing of the Commission’s decision. If the Commission does not grant the application within 20 days, it will be deemed denied. The Sierra Club will have 30 days after resolution of its request for rehearing to file a notice of appeal to Arizona Court of Appeals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supported existing approved projects and commitments and requested a permanent waiver of the RES residential distributed energy requirement for 2021. In the 2021 RES Implementation Plan, APS requested $4.5 million to meet revenue requirements associated with the APS Solar Communities program to complete installations delayed as a result of the COVID-19 pandemic. The APS Solar Communities program was originally a 3-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned distributed renewable energy (“DG”) systems for low to moderate income residential homes, non-profit entities, Title I schools and rural government facilities. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan, including APS’s requested waiver of the residential distributed energy requirements for 2021. As part of the approval, the ACC approved the requested budget and authorized APS to collect $68.3 million through the REAC to support APS’s RES programs.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget included funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the continuation of the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot-scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. The community solar program was deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

On July 1, 2022, APS filed its 2023 RES Implementation Plan and proposed a budget of approximately $86.2 million, excluding any funding offsets. This budget contained funding for programs to comply with Commission-approved initiatives, including the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requested a waiver of the RES residential and non-residential distributed energy requirements for 2022. On November 10, 2022, the ACC approved the 2023 RES Implementation Plan, including APS’s requested waiver of the distributed energy requirement for 2023.

On June 30, 2023, APS filed its 2024 RES Implementation Plan and proposed a budget of approximately $95.1 million. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2023. The ACC has not yet ruled on the 2024 RES Implementation Plan.

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

On December 17, 2021, APS filed its 2022 DSM Implementation Plan in accordance with an extension granted in 2021. The 2022 DSM Plan requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. On November 10, 2022, the ACC approved the 2022 DSM Implementation Plan, including a proposed performance incentive. On November 30, 2022, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. On May 31, 2023, APS filed an amended 2023 DSM Implementation Plan. The amended plan maintains the originally proposed budget of $88 million. The ACC has not yet ruled on the 2023 DSM Implementation Plan.

In accordance with an extension granted by the ACC, APS intends to file its 2024 DSM Implementation Plan by November 30, 2023.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$460,561	$388,148
Deferred fuel and purchased power costs — current period	191,304	98,707
Amounts charged to customers	(218,586)	(96,842)
Ending balance	$433,279	$390,013

On November 30, 2020, APS filed its PSA rate for the PSA year beginning February 1, 2021. That rate was $0.003544 per kWh, which consisted of a forward component of $0.003434 per kWh and a historical component of $0.000110 per kWh. The 2021 PSA rate was a $0.004 per kWh increase compared to the 2020 PSA year, which is the maximum permitted under the Plan of Administration for the PSA. This left $215.9 million of fuel and purchased power costs above this annual cap which was reflected in future year resets of the PSA. These rates were to be effective on February 1, 2021, but APS delayed the effectiveness of these rates until the first billing cycle of April 2021 due to concerns of the impact on customers during COVID-19. In March 2021, the ACC voted to implement the 2021 PSA rate on a staggered basis, with 50% of the rate increase taking effect in April 2021, and the remaining 50% taking effect in November 2021. The PSA rate implemented on April 1, 2021 was $0.001544 per kWh, which consisted of a forward component of $(0.004444) per kWh and a historical component of $0.005988 per kWh. On November 1, 2021, the remaining increase was implemented to a rate of $0.003544 per kWh and consisted of a forward component of $(0.004444) per kWh and a historical component of $0.007988 per kWh. As part of this approval, the ACC ordered ACC Staff to conduct a fuel and purchased power procurement audit to better understand the factors that contributed to the increase in fuel costs.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$0.011530 per kWh, that will continue until further notice of the ACC. The rate became effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. APS is also required to notify the ACC when the PSA balancing account approaches $0.5 million.

In accordance with the PSA Plan of Administration, APS is required to seek ACC approval to recover costs related to third-party energy storage systems through its PSA adjustment mechanism. To date in 2023, APS has executed six energy storage PPAs whose costs have been approved for recovery through the PSA. APS executed one energy storage PPA in 2022 that was approved for cost-recovery through the PSA and four in 2021, excluding one energy storage PPA that was approved but later terminated by APS due to project delays.

Environmental Improvement Surcharge. The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC.  The EIS includes an overall cap of $0.0005 per kWh (approximately $13 million to $15 million per year).  APS’s February 1, 2023 application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the February EIS request and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023.

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

On March 17, 2020, APS submitted a filing to make modifications to its annual transmission formula to provide additional transparency for excess and deficient accumulated deferred income taxes resulting from the Tax Cuts and Job Act (the “Tax Act”), as well as for future local, state, and federal statutory tax rate changes. APS amended its March 17, 2020 filing on April 28, 2020, September 29, 2021, and October 27, 2021. In January 2022, FERC approved APS’s modifications to its annual transmission formula.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 1, 2021, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $4 million for the 12-month period beginning June 1, 2021, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates decreased by approximately $3.2 million and retail customer rates would have increased by approximately $7.2 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement decreased by $28.4 million, resulting in reductions to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2021.

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

Effective June 1, 2023, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $34.7 million for the 12-month period beginning June 1, 2023, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $20.7 million and retail customer rates would have increased by approximately $14 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement decreased by $10 million, resulting in reductions to the residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2023.

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were 2.50 cents for both lost residential and non-residential kWh as set forth in the 2017 Settlement Agreement. The fixed costs recoverable by the LFCR mechanism are currently 2.56 cents for lost residential kWh and 2.68 cents for lost non-residential kWh as set forth in the 2019 Rate Case decision. The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

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

On February 15, 2023, APS filed a letter to the ACC docket stating that, in accordance with Decision No. 78585, APS and ACC Staff have agreed to move the filing date for the annual LFCR adjustment to July 31 each year. On July 31, 2023, APS filed its 2023 annual LFCR adjustment, requesting that effective November 1, 2023, the annual LFCR recovery amount be increased to $68.7 million (a $9.6 million increase from previous levels). The ACC has not yet ruled on this application.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Court Resolution Surcharge (“CRS”). The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023 at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The current CRS will be recalculated at the end of the 2022 Rate Case to remove the effects of the prospective recovery related to the allowable return on equity difference. The portion of the CRS representing the recovery of lost revenue between December of 2021 and June 20, 2023 will cease upon full collection of the lost revenue. Finally, recovery of ongoing costs related to the SCR investments will continue until the Company’s next rate case in which they can be incorporated therein. See “2019 Retail Rate Case” above for more information.

Net Metering

APS’s 2017 Rate Case Decision provides that payments by utilities for energy exported to the grid from residential DG solar facilities will be determined using a Resource Comparison Proxy (“RCP”) methodology as determined in the ACC’s generic Value and Cost of Distributed Generation docket. RCP is a method that is based on the most recent five-year rolling average price that APS incurs for utility-scale solar photovoltaic projects.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. The ACC is no longer pursuing development of a forecasted avoided cost methodology as an option for utilities in place of the RCP. Commercial customers, grandfathered residential solar customers, and residential customers with DG systems other than solar facilities continue to qualify for net metering.

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

On May 1, 2023, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 7.619 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2023. The ACC has not yet ruled on this application.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023 to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS intends to file its next IRP on November 1, 2023. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. APS opposes Green Mountain Energy’s application. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates of convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided his insights on the applicable law. As the ACC’s questions pertained to the retail competition law subsequently repealed in April 2022, the Attorney General has not responded to the ACC’s request and the questions are now moot. No action has been taken by the ACC regarding this application since that time. However, on May 17, 2023, the Retail Energy Supply Association filed a motion with the ACC requesting it to re-open the generic docket to re-examine the ACC’s electric competition rules. No action has been taken by the ACC regarding this motion. APS cannot predict the outcome of these matters.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its order in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rules and the order of the Court of Appeals. On June 21, 2023, the ACC approved a joint settlement filed by APS and the ACC’s Legal Division that resolved all issues relating to the 2019 Rate Case decision, including recovery of the cost of the Four Corners SCRs. See above for further discussion on the 2019 Rate Case decision.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020 and the unit ceased operation in December 2020. APS is required to cease burning coal at its remaining Cholla units by April 2025.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $34.9 million as of June 30, 2023, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $47.8 million as of June 30, 2023, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $12.4 million as of June 30, 2023. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2023	December 31, 2022
Pension	(a)	$640,148	$637,656
Deferred fuel and purchased power (b) (c)	2024	433,279	460,561
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2053	181,859	179,631
Ocotillo deferral (e)	2031	133,390	138,143
SCR deferral (e)(f)	2031	93,551	97,624
Retired power plant costs	2033	91,114	98,692
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	67,188	—
Deferred property taxes	2027	36,772	41,057
Deferred compensation	2036	34,492	33,660
Income taxes — investment tax credit basis adjustment	2056	29,654	23,977
Palo Verde VIEs (Note 6)	2046	20,852	20,933
Active Union Medical Trust	(g)	17,675	18,226
Four Corners cost deferral	2024	11,960	15,999
Navajo coal reclamation	2026	12,372	13,862
Loss on reacquired debt	2038	9,007	9,468
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,882	9,048
Power supply adjustor - interest	2024	7,171	1,541
Tax expense adjustor mechanism (b)	2031	5,518	5,845
Lost fixed cost recovery (b)	2023	—	9,547
Other	Various	7,339	6,630
Total regulatory assets (d)		$1,842,223	$1,822,100
Less: current regulatory assets		$561,879	$538,879
Total non-current regulatory assets		$1,280,344	$1,283,221

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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2023	December 31, 2022
Excess deferred income taxes — ACC - Tax Act (a)	2046	$961,359	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	220,093	221,877
Asset retirement obligations	2057	407,028	354,002
Other postretirement benefits	(d)	246,580	270,604
Removal costs	(c)	102,245	106,889
Income taxes — change in rates	2051	64,098	64,806
Income taxes — deferred investment tax credit	2056	59,359	48,035
Four Corners coal reclamation	2038	53,390	52,592
Spent nuclear fuel	2027	36,061	39,217
Renewable energy standard (b)	2024	29,524	35,720
Demand side management (b)	2023	22,236	8,461
Sundance maintenance	2031	18,441	16,893
Property tax deferral (e)	2024	13,186	15,521
FERC transmission true up (b)	2024	5,870	22,895
Tax expense adjustor mechanism (b) (e)	N/A	4,835	4,835
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	—	96,367
Other	Various	7,295	3,092
Total regulatory liabilities		$2,251,600	$2,333,351
Less: current regulatory liabilities		$219,075	$271,575
Total non-current regulatory liabilities		$2,032,525	$2,061,776

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost — benefits earned during the period	$9,573	$13,406	$19,730	$27,737	$2,164	$4,017	$4,284	$8,235
Non-service costs (credits):
Interest cost on benefit obligation	38,418	26,723	76,780	53,746	5,582	4,283	11,255	8,746
Expected return on plan assets	(45,908)	(46,494)	(91,469)	(92,888)	(10,872)	(11,511)	(21,744)	(23,021)
Amortization of:
Prior service credit	—	—	—	—	(9,447)	(9,447)	(18,894)	(18,894)
Net actuarial loss (gain)	9,497	3,989	19,210	8,757	(2,504)	(3,436)	(4,807)	(6,418)
Net periodic cost/(benefit)	$11,580	$(2,376)	$24,251	$(2,648)	$(15,077)	$(16,094)	$(29,906)	$(31,352)
Portion of benefit charged to expense	$6,513	$(4,722)	$13,740	$(8,012)	$(10,948)	$(11,523)	$(21,685)	$(22,418)

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2023, of $4 million and $9 million respectively, and for the three and six months ended June 30, 2022 of $4 million and $9 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022, include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2023	December 31, 2022
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$88,361	$90,296
Equity — Noncontrolling interests	109,213	111,229

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2023	December 31, 2022
Power	GWh	1,236	1,197
Gas	Billion cubic feet	202	149

Gains and Losses from Energy Derivative Instruments

For the three and six months ended June 30, 2023 and 2022, APS had no energy derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2023	2022	2023	2022
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(50,145)	$62,525	$(239,075)	$286,267

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

As of June 30, 2023: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$22,876	$(11,180)	$11,696	$—	$11,696
Investments and other assets	20,857	(7,824)	13,033	—	13,033
Total assets	43,733	(19,004)	24,729	—	24,729

Current liabilities	(78,742)	11,180	(67,562)	(6,271)	(73,833)
Deferred credits and other	(32,179)	7,824	(24,355)	—	(24,355)
Total liabilities	(110,921)	19,004	(91,917)	(6,271)	(98,188)
Total	$(67,188)	$—	$(67,188)	$(6,271)	$(73,459)

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral posted or received in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $6,271 thousand.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivatives

On October 19, 2022, Bright Canyon Energy entered into an interest rate swap to hedge the variable interest rate exposure relating to the credit agreement for the Los Alamitos project. The transaction qualifies and has been designated as cash flow hedge. The hedge’s gain or loss is reported as a component of other comprehensive income and subsequently will be reclassified into earnings in the periods during which the related interest expense on the debt is incurred. As of June 30, 2023, the interest rate swap has a notional value of $32 million with a maturity in 2041. Relating to this derivative, our Condensed Consolidated Balance Sheet as of June 30, 2023, includes approximately $0.9 million reported as a liability within the liabilities from risk management activities line within the deferred credits and other section, and $0.4 million reported as a current asset within the assets from risk management activities line. As of June 30, 2023, the Condensed Consolidated Income Statement includes a pretax loss of approximately $0.5 million recognized in other comprehensive income relating to the interest rate swap. There were no gains or losses reclassified out of accumulated other comprehensive income as of June 30, 2023, and we expect $0.4 million of losses will be reclassified into earnings over the next 12 months.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2023, we have one counterparty for which our exposure represents approximately 23% of Pinnacle West’s $25 million of risk management assets. This exposure relates to a master agreement with the counterparty, and the counterparty is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2023
Aggregate fair value of derivative instruments in a net liability position	$109,632
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	58,298
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could require us to post additional collateral of approximately $161 million if our debt credit ratings were to fall below investment grade.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $22.4 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $62.6 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this, and the previous paragraph, is subject to certain policy conditions, sublimits, and exclusions.

Contractual Obligations

As of June 30, 2023, our fuel and purchased power and purchase obligation commitments have increased by $5.5 billion from the information provided in our 2022 Form 10-K. The change is primarily due to new purchased power and energy storage commitments and also includes a $505 million reduction of commitments due to the termination of an energy storage purchased power contract for a project that was not developed. The majority of the changes relate to 2025 and thereafter. This amount includes approximately $4.3 billion of commitments relating to purchased power lease contracts. See Note 14.

Other than the items described above, there have been no material changes, as of June 30, 2023, outside the normal course of business in contractual obligations from the information provided in our 2022 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

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

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID’s CERCLA claims concerning both past and future cost recovery. APS’s share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. On September 30, 2022, the U.S. District Court for the District of Arizona granted partial summary judgment to the direct defendants for $20.7 million of the approximately $21.2 million in CERCLA response costs claimed by the service provider. Based on the court’s denial of the service provider’s motion for reconsideration, the service provider filed a motion for entry of judgment on June 12, 2023, and waived its rights to recover the remaining approximately $500,000 in claimed response costs, for the stated purpose of appealing the September 2022 summary judgment order to the Ninth Circuit Court of Appeals. We are unable to predict the outcome of any further litigation related to the claim for $20.7 million in response costs; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. APS filed its response to this information request on April 29, 2022. On January 17, 2023, EPA contacted APS to inform the Company that it would be commencing on-site investigations within the SIBW site, including the Ocotillo power plant, and performing a remedial investigation and feasibility study related to potential PFAS impacts to groundwater over the next two to three years. APS estimates that its costs to oversee and participate in the remedial investigation work will be approximately $1.7 million. At the present time, we are unable to predict the outcome of this matter and any further expenditures related to necessary remediation, if any, or further investigations cannot be reasonably estimated.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its order in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rules and the order of the Court of Appeals. On June 21, 2023, the ACC approved a joint settlement filed by APS and the ACC’s Legal Division that resolved all issues relating to the 2019 Rate Case decision, including recovery of the cost of the Four Corners SCRs. See Note 4 for additional information regarding the Four Corners SCR cost recovery and the 2019 Rate Case.

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

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments and are the subject of the regulatory and judicial activities described below.

Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

programs and on tribal lands. Although ADEQ has taken steps to develop a CCR permitting program, and new state legislation has been adopted providing ADEQ with appropriate permitting authority for CCR under the state solid waste management program, it is not clear when that program will be put into effect. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending.

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

•On May 18, 2023, EPA published a proposal that expands the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. EPA proposes to define a new class of CCR management units (“CCRMUs”) that broadly encompass any location at an operating coal-fired power plant where CCR would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use. EPA expects to finalize this proposal by spring of 2024.

We cannot at this time predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $30 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $19 million. The Navajo Plant disposed of CCR only in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS’s share of incremental costs was approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring.

As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. Based on the work performed to date, APS currently estimates that its share of corrective action and monitoring costs at Four Corners will likely range from $10 million to $15 million, which would be incurred

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

over 30 years. As to Cholla, APS currently estimates that its share of corrective action and monitoring costs at this facility will likely range from $35 million to $40 million, which similarly would be incurred over 30 years. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, APS cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate for Four Corners or Cholla would have a material impact on its financial position, results of operations or cash flows.

EPA Power Plant Carbon Regulations. EPA’s regulation of carbon dioxide emissions from electric utility power plants has proceeded in fits and starts over most of the last decade. Starting on August 3, 2015, EPA finalized the Clean Power Plan, which was the Agency’s first effort at such regulation through system-wide generation dispatch shifting. Those regulations were subsequently repealed by the EPA on June 19, 2019 and replaced by the Affordable Clean Energy (“ACE”) regulations, which were a far narrower set of rules. While the U.S. Court of Appeals for the D.C. Circuit subsequently vacated the ACE regulations on January 19, 2021, and ordered a remand for EPA to develop replacement regulations consistent with the original 2015 Clean Power Plan, the U.S. Supreme Court subsequently reversed that decision on June 30, 2022, holding that the Clean Power Plan exceeded EPA’s authority under the Clean Air Act.

In the latest set of proposed rules, released on May 23, 2023, EPA contemplates emission standards and guidelines for various subcategories of new and existing power plants. Unlike EPA’s Clean Power Plan regulations from 2015, which took a broad, system-wide approach to regulating carbon emissions from electric utility fossil-fuel burning power plants, the most recent proposal is limited to measures that can be installed at individual power plants to limit planet-warming emissions.

As such, for new natural gas-fired combustion turbine power plants, EPA is proposing that carbon emission performance standards apply based on the annual capacity factors. For the highest utilization combustion turbines, EPA is therefore proposing that such facilities be retrofitted for carbon capture and sequestration or utilization controls (“CCS”) or varying levels of hydrogen gas (“H2”) co-firing. As for existing natural gas-fired combustion turbines, EPA is imposing similar control requirements at large, high utilization generating units, but is otherwise not proceeding at this time with further regulation. As such, under EPA’s proposal, this means that both new and existing peaking gas-fired combustion turbines (i.e., those with a 20% or less annual capacity factor) are effectively unregulated under the proposed regulations.

For coal-fired power plants, instead of imposing regulations based on capacity and utilization, EPA has developed subcategories based on planned retirement dates. This means that facilities retiring between 2030 and before 2040 must meet increasingly stringent emission limits up to natural-gas co-firing starting in 2030. However, for those facilities with no planned retirement date prior to 2040, EPA is requiring those plants to be retrofitted with CCS controls by 2030.

EPA expects to take final action on this proposal by spring or summer of 2024. At this time, APS cannot predict the outcome of this rulemaking or when EPA will take final action. In addition, APS is continuing to evaluate this proposal and its potential impact on APS’s operations. Depending on the eventual outcome, the costs associated with APS’s operation of its current and future thermal power plants could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BCE Matters

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC on May 21, 2021, which was granted in part and denied in part on December 16, 2021. Tenaska Clear Creek Wind, LLC filed a request for rehearing, which was denied on September 9, 2022. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. FERC denied the request for rehearing and the motion for stay with substantive discussion in an order issued on February 16, 2023. Tenaska Clear Creek Wind, LLC, has filed Petitions for Review of the relevant orders with the U.S. Court of Appeals for the D.C. Circuit, which are still pending. Tenaska Clear Creek Wind, LLC filed its opening brief on June 30, 2023.

Tenaska Clear Creek Wind, LLC filed a second complaint with FERC on May 25, 2022, alleging that the wind farm was being curtailed in a discriminatory manner. The May 25, 2022 Complaint was denied by FERC on December 15, 2022, and Tenaska Clear Creek Wind, LLC requested rehearing of the denial on January 13, 2023. The request for rehearing was denied by FERC with substantive discussion in an order issued on April 20, 2023. Tenaska Clear Creek Wind, LLC has filed Petitions for Review of the relevant orders with the U.S. Court of Appeals for the D.C. Circuit, which are still pending.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion, or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these ongoing disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero, as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 included an after-tax loss of $12.8 million relating to this impairment.

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2023, standby letters of credit totaled approximately $12 million and will expire in 2023 and 2024. As of June 30, 2023, surety bonds expiring through 2025 totaled approximately $20 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2023. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. See “Four Corners — 4CA Matter” above for information related to this guarantee. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with BCE’s acquisition of minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West guaranteed the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of June 30, 2023, there is approximately $33 million of remaining guarantees primarily relating to the PTC Guarantees that is expected to terminate by 2030.

In connection with the credit agreement entered into by Los Alamitos, a special purpose subsidiary of BCE, on February 11, 2022, Pinnacle West guaranteed up to $42 million primarily related to the bridge loan. See Note 3 for additional details.

On April 18, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono investment project financing. BCE holds an equity method investment relating to the Kūpono project. See discussion above.

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income:
Interest income	$6,406	$1,691	$12,432	$3,333
Miscellaneous	—	(9)	51	53
Total other income	$6,406	$1,682	$12,483	$3,386
Other expense:
Non-operating costs	(3,355)	(3,701)	(5,996)	(6,154)
Investment losses — net	(434)	(575)	(1,495)	(1,256)
Miscellaneous	(1,024)	(308)	(1,453)	(596)
Total other expense	$(4,813)	$(4,584)	$(8,944)	$(8,006)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income:
Interest income	$5,691	$1,396	$10,716	$2,495
Miscellaneous	—	—	51	53
Total other income	$5,691	$1,396	$10,767	$2,548
Other expense:
Non-operating costs	(3,111)	(2,477)	(5,299)	(4,038)
Miscellaneous	(1,024)	(309)	(1,453)	(596)
Total other expense	$(4,135)	$(2,786)	$(6,752)	$(4,634)

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$106,663	$164,312	$103,366	$181,268
Weighted average common shares outstanding — basic	113,411	113,172	113,385	113,137
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	306	197	272	195
Weighted average common shares outstanding — diluted	113,717	113,369	113,657	113,332
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.94	$1.45	$0.91	$1.60
Net income attributable to common shareholders — diluted	$0.94	$1.45	$0.91	$1.60

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Fair Value Tables

The following table presents the fair value at June 30, 2023, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$14	$—	$—	$—		$14
Risk management activities — derivative instruments:
Commodity contracts		28,692	13,753	(17,716)	(a)	24,729
Interest rate swaps	—	409	—	—		409
Subtotal risk management activities - derivative instruments	—	29,101	13,753	(17,716)		25,138

Nuclear decommissioning trust:
Equity securities	19,895	—	—	(6,247)	(b)	13,648
U.S. commingled equity funds	—	—	—	499,204	(c)	499,204
U.S. Treasury debt	248,897	—	—	—		248,897
Corporate debt	—	167,372	—	—		167,372
Mortgage-backed securities	—	163,599	—	—		163,599
Municipal bonds	—	62,269	—	—		62,269
Other fixed income	—	7,408	—	—		7,408
Subtotal nuclear decommissioning trust	268,792	400,648	—	492,957		1,162,397

Other special use funds:
Equity securities	27,250	—	—	1,519	(b)	28,769
U.S. Treasury debt	319,279	—	—	—		319,279
Municipal bonds	—	3,950	—	—		3,950
Subtotal other special use funds	346,529	3,950	—	1,519		351,998

Total assets	$615,335	$433,699	$13,753	$476,760		$1,539,547

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(94,601)	$(15,032)	$11,445	(a)	$(98,188)
Interest rate swaps	—	(949)	—	—		(949)
Subtotal risk management activities - derivative instruments	—	(95,550)	(15,032)	11,445		(99,137)

Total liabilities	$—	$(95,550)	$(15,032)	$11,445		$(99,137)

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$13,753	$10,859	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$245.59	$128.78
Natural Gas:
Forward Contracts (a)	—	4,173	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.20)	-	$0.00	$(0.13)
Total	$13,753	$15,032
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2022 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$26,132	$1,759	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$310.69	$163.92
Natural Gas:
Forward Contracts (a)	—	29,261	Discounted cash flows	Natural gas forward price (per MMBtu)	$(11.81)	-	$0.00	$(5.08)
Total	$26,132	$31,020
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2023	2022	2023	2022
Net derivative balance at beginning of period	$6,622	$9,650	$(4,888)	$(2,738)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(26,859)	(7,514)	(57,286)	9,293
Settlements	8,641	2,032	50,578	(2,387)
Transfers into Level 3 from Level 2	(1,289)	185	(1,289)	185
Transfers from Level 3 into Level 2	11,606	193	11,606	193
Net derivative balance at end of period	$(1,279)	$4,546	$(1,279)	$4,546
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$519,099	$27,250	$546,349		$378,973	$(5)
Available for sale-fixed income securities	649,545	323,229	972,774	(a)	2,830	(58,178)
Other	(6,247)	1,519	(4,728)	(b)	—	(4)
Total	$1,162,397	$351,998	$1,514,395		$381,803	$(58,187)

(a)As of June 30, 2023, the amortized cost basis of these available-for-sale investments is $1,028 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$487,240	$66,974	$554,214		$334,817	$(267)
Available for sale-fixed income securities	582,343	279,294	861,637	(a)	3,177	(68,795)
Other	3,827	963	4,790	(b)	—	(29)
Total	$1,073,410	$347,231	$1,420,641		$337,994	$(69,091)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$35,231	$—	$35,231
Realized losses	(11,192)	—	(11,192)
Proceeds from the sale of securities (a)	298,761	42,141	340,902
2022
Realized gains	$6,282	$—	$6,282
Realized losses	(12,439)	—	(12,439)
Proceeds from the sale of securities (a)	309,966	20,466	330,432

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$36,441	$—	$36,441
Realized losses	(16,886)	—	(16,886)
Proceeds from the sale of securities (a)	434,946	132,582	567,528
2022
Realized gains	$7,305	$—	$7,305
Realized losses	(19,674)	—	(19,674)
Proceeds from the sale of securities (a)	629,659	62,011	691,670

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at June 30, 2023, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$19,020	$57,267	$38,684	$114,971
1 year – 5 years	175,774	35,020	144,630	355,424
5 years – 10 years	158,261	—	43,678	201,939
Greater than 10 years	296,490	3,950	—	300,440
Total	$649,545	$96,237	$226,992	$972,774

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended June 30
Balance March 31, 2023	$(31,817)		$281	$(31,536)
OCI (loss) before reclassifications	(982)		446	(536)
Amounts reclassified from accumulated other comprehensive loss	481	(a)	—	481
Balance June 30, 2023	$(32,318)		$727	$(31,591)

Balance March 31, 2022	$(52,984)		$(724)	$(53,708)
OCI (loss) before reclassifications	(3,213)		1,007	(2,206)
Amounts reclassified from accumulated other comprehensive loss	1,100	(a)	—	1,100
Balance June 30, 2022	$(55,097)		$283	$(54,814)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Six Months Ended June 30
Balance December 31, 2022	$(32,332)		$897	$(31,435)
OCI (loss) before reclassifications	(982)		(170)	(1,152)
Amounts reclassified from accumulated other comprehensive loss	996	(a)	—	996
Balance June 30, 2023	$(32,318)		$727	$(31,591)

Balance December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	(3,213)		1,259	(1,954)
Amounts reclassified from accumulated other comprehensive loss	2,001	(a)	—	2,001
Balance June 30, 2022	$(55,097)		$283	$(54,814)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended June 30
Balance March 31, 2023	$(15,139)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	431	(a)
Balance June 30, 2023	$(15,547)

Balance March 31, 2022	$(34,060)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	999	(a)
Balance June 30, 2022	$(36,221)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits
Six Months Ended June 30
Balance December 31, 2022	$(15,596)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	888	(a)
Balance June 30, 2023	$(15,547)

Balance December 31, 2021	$(34,880)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	1,819	(a)
Balance June 30, 2022	$(36,221)

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

APS has purchased power lease agreements that allow APS the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year, the leases have non-consecutive periods of use. APS does not operate or maintain the leased assets. APS controls the dispatch of the leased assets during the months of use and is required to pay a fixed monthly capacity payment during these periods of use.  For these types of leased assets, APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. In addition to the fixed monthly capacity payments, APS must also pay variable charges based on the actual production volume of the assets.  The variable consideration is not included in the measurement of our lease obligation.

In January 2023, APS modified two existing purchase power operating lease agreements. Among other changes, the modifications extend the expiration dates of these contracts from October 2027 to October 2032 for one of the leases, and from September 2026 to October 2034 for the other lease. These lease agreements previously commenced in 2020 and 2021.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Cost - Purchased Power Lease Contracts	$35,655	$29,140	$35,655	$29,140
Operating Lease Cost - Land, Property, and Other Equipment	4,798	4,569	9,574	9,141
Total Operating Lease Cost	40,453	33,709	45,229	38,281
Variable lease cost (a)	47,994	42,662	64,724	61,304
Short-term lease cost	7,403	2,201	8,804	3,503
Total lease cost	$95,850	$78,572	$118,757	$103,088

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2023
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2023 (remaining six months of 2023)	$100,130	$8,420	$108,550
2024	104,315	13,450	117,765
2025	121,082	10,966	132,048
2026	134,806	8,742	143,548
2027	160,727	6,790	167,517
2028	164,524	4,608	169,132
Thereafter	779,792	67,998	847,790
Total lease commitments	1,565,376	120,974	1,686,350
Less imputed interest	329,397	44,757	374,154
Total lease liabilities	$1,235,979	$76,217	$1,312,196

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize lease assets and liabilities upon lease commencement. At June 30, 2023, we have lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expect lease commencement dates ranging from August 2023 through June 2025, with lease terms expiring through May 2045. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $6.3 billion over the terms of the arrangements.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$13,798		$12,953
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	553,665	(a)	11,182

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	10 years	7 years
Weighted average discount rate (b)	4.45%	2.21%

(a) Primarily relates to the two purchased power operating lease agreements that were modified in January 2023.
(b) Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements, we use our incremental borrowing rate to measure the present value of lease liabilities.  We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

15.     Asset Retirement Obligations

During the six months ended June 30, 2023, the Company revised its cost estimates for existing Asset Retirement Obligations (ARO) at Cholla related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $36 million. Additionally, an updated Four Corners coal-fired power plant decommissioning estimate was updated, which resulted in a decrease of approximately $13 million. See additional details in Notes 4 and 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the change in our asset retirement obligations for the six months ended June 30, 2023 (dollars in thousands):

2023
Asset retirement obligations at January 1, 2023	$797,762
Changes attributable to:
Accretion expense	21,313
Settlements	(2,868)
Estimated cash flow revisions	22,912
Asset retirement obligations at June 30, 2023	$839,119

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

Pinnacle West derives essentially all of our revenues and earnings from our principal subsidiary, APS. APS is Arizona’s largest and longest-serving electric company that generates safe, affordable and reliable electricity for approximately 1.4 million retail customers in 11 of Arizona’s 15 counties. APS is also the operator and co-owner of Palo Verde — a primary source of electricity for the southwest United States.

Inflation

Overall inflation has grown by 4.4% in Phoenix over the past twelve months to June 2023, compared to 3% nationally; however, APS’s work with national and international companies has helped to partially reduce local cost escalation impacts on APS. The impacts from inflation have varied across separate categories of APS’s spending. Sharp price increases have begun to level off from the heightened market in the fourth quarter 2022; however, APS has continued to see increases of up to 20% in the second quarter of 2023. APS has seen inflationary impacts in volatile spend categories such as fuel, chemicals, and electrical components impacted by manufacturing capacity constraints. Inflation has also impacted spend categories through pass-through costs such as supplier’s increased material costs, cost of insurance, and wage rates.

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
•A 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A commitment to exit from coal-fired generation by 2031.

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

2031 Goal: Exit Coal-Fired Generation. The plan to exit coal-fired generation by 2031 will require APS to stop relying on coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in a total reduction of carbon emissions of 33% since 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units by 2025.

APS understands that the transition away from coal-fired power plants toward a clean energy future will pose unique economic challenges for the communities around these plants. We worked collaboratively with stakeholders and leaders of the Navajo Nation to consider the impacts of ceasing operation of APS coal-fired power plants on the communities surrounding those facilities to propose a comprehensive Coal Community Transition (“CCT”) plan. The proposed framework provided substantial financial and economic development support to build new economic opportunities and addresses a transition strategy for plant employees. We are committed to continuing our long-running partnership with the Navajo Nation in other areas as well, including expanding electrification and developing tribal renewable energy projects. Our proposed CCT plan supported the Navajo Nation, where Four Corners is located, the communities surrounding the Cholla Power Plant, and the Hopi Tribe, which was impacted by closure of the Navajo Plant. On November 2, 2021, the ACC approved an amended 2019 Rate Case ROO that will require (i) equal payments over a three-year period that total $10 million to the Navajo Nation, (ii) a $1 million one-time payment to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (iii) a $500,000 one-time payment to the Navajo County communities within 60 days of the 2019 Rate Case decision, (iv) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (v) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. The payments and expenditures are attributable to the planned exits from Four Corners and Cholla, along with the prior closure of the Navajo Plant. All ordered payments and expenditures would be recoverable through rates. See Note 4 for a discussion of the CCT plan.

Consistent with the 2019 Rate Case decision, as of April 2023, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservations. To support the expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations, a census was conducted of the unelectrified homes and businesses in each that are also within APS service territory. The census work was fully completed in November 2022, and discussions regarding the use of the $1.25 million for electrification of homes and businesses on both the Navajo Nation and Hopi reservations are ongoing.

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

Renewables. APS’s IRP (see Note 4 for additional information) establishes the path to meeting our clean energy commitment and maintaining reliable electric service for our customers. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Our IRP rapidly adds clean energy and storage resources while maintaining reliable and affordable service. Its near-term actions are focused on clean, reliable energy and positive customer outcomes and include: (a) competitive all source requests for proposal (“RFPs”) that provide an on-ramp to procure additional clean energy resources such as solar, wind, energy storage, and DSM resources, all of which lead to a cleaner grid and (b) strategic, short-term wholesale market purchases from a combination of existing merchant natural gas units, neighboring utility systems and wholesale market participants that ensure operational reliability.

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

In December 2020, APS issued two RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites, and (ii) an all-source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS (collectively, the “December 2020 RFPs”). As a result of the December 2020 RFPs, APS executed two solar plus storage PPAs totaling 275 combined MW, a PPA for a 238 MW wind resource, and two energy storage PPAs for a combined 300 MW; extended an existing natural gas tolling agreement; and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and in service in 2023.

In May 2022, APS issued an all-source RFP to address resource needs for 2025 and beyond (“2022 RFP”). The 2022 RFP solicited competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The 2022 RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022. As a result of the 2022 RFP, and as of June 30, 2023, APS has signed four solar plus energy storage PPAs totaling 840 MW of solar resources, paired with approximately 881 MW of energy storage resources, another 555 MW of stand-alone energy storage, and a PPA for 216 MW of wind resources. In addition to the renewable resources described above, the 2022 RFP also resulted in the extension of tolls at two merchant gas facilities.

On June 30, 2023, APS issued an all-source RFP (the “2023 RFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028. Bids from the 2023 RFP are due September 1, 2023, and APS plans to execute agreements starting in fall 2023 through spring 2024.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation or under development as of June 30, 2023. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	265	150	(b)
Purchased Power Agreements Renewables:
Solar	310	1,275
Wind	637	216
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	974	1,491
Total Distributed Energy: Solar (a)	1,527	100	(c)
Total Renewable Portfolio	2,766	1,741

(a)     Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to Alternating Current for reporting purposes.
(b)     Includes 150 MW of capacity that was mechanically completed in June 2023 but has not yet entered commercial operation.
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

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the Power Supply Adjustment (“PSA”). APS received the requested ACC approval on January 12, 2021, and service under the agreements is expected to begin in 2023.

As a result of its December 2020 RFPs, APS executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW, and (b) two PPAs for solar plus energy storage resources totaling 275 MW. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021 and on April 13, 2022 for the remaining project. APS since terminated one energy storage PPA totaling 200 MW due to project delays. Service under the remaining agreements is expected to begin in 2023 and 2024.

Following the 2022 RFP, as of June 30, 2023, APS has executed four 20-year PPAs for solar plus storage resources totaling 840 MW of solar resources, paired with approximately 881 MW of energy storage resources, and another three 20-year PPAs for stand-alone energy storage resources totaling 555 MW. The PPAs are subject to ACC approval to enable cost recovery through the PSA. As of June 30, 2023, four of these agreements have received approval to be recovered through the PSA and the other three will be heard in future ACC Open Meetings. Service under these agreements are expected to begin in 2025.

APS currently plans to install more than 2,100 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation or under development as of June 30, 2023. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	141	60(b)
Purchase Power Agreements - Energy Storage	—	1,961
Residential Energy Storage	24(a)	4
Total Energy Storage Portfolio	165	2,025

(a)     Includes 23.9 MW of APS customer-owned batteries and 0.3 MW of APS-owned residential batteries.
(b)     Includes 60 MW of capacity that was mechanically completed in June 2023 but has not yet entered commercial operation.

Palo Verde. Palo Verde, one of the nation’s largest carbon-free, clean energy resources, will continue to be a foundational part of APS’s resource portfolio. Palo Verde is not just the cornerstone of our current clean energy mix; it also is a significant provider of clean energy to the southwest United States. The plant is a critical asset to the Southwest, generating more than 32 million MWh annually – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

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

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience, while demonstrating compassion and advocacy for its customers. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings to achieve first quartile ranking in its peer set comprised of large investor-owned utilities. APS has made noteworthy progress on that front.

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

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of June 2023, APS had installed 704 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through 2023. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has deployed DC fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona. The charging stations, which are open for public use, are located in Show Low, Sedona, Prescott, Globe, and Payson, Arizona. Each location features two 150 kilowatt and two 350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal to reach 450,000 light-duty electric vehicles in its service territory by 2030.

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

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS met its compliance obligation and filed both a 2023 TE Plan on June 1, 2022 and a supplemental TE Plan on November 30, 2022. APS filed its required TE progress report on March 15 and will file its next required progress report on September 15, 2023. In accordance with an extension granted by the ACC, APS intends to file a 2024 TE Plan by November 30, 2023.

Hydrogen Production

APS, in partnership with Idaho National Laboratory (“INL”), Energy Harbor Corporation (“Energy Harbor”), and Xcel Energy Incorporated (“Xcel”), was chosen by the DOE’s Office of Nuclear Energy to participate in a series of hydrogen production projects with the goal to improve the long-term economic competitiveness of the nuclear power industry. The multi-phase projects began in 2020 with a series of small-scale hydrogen production demonstration projects led by Energy Harbor and Xcel, as well as a technical and economic assessment performed by INL of using electricity generated at Palo Verde to produce hydrogen. Palo Verde has completed the required reports for these projects and has submitted, or soon will submit, the reports via Energy Harbor and Xcel to the DOE. Due to other needs for Palo Verde personnel and related resources, the submission of the reports will complete Palo Verde’s role in these projects.

The Southwest Clean Hydrogen Innovation Network (“SHINe”) regional hub was formed due to the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Bill, which was signed into law on November 15, 2021. Among other things, the IIJA included money for regional clean hydrogen hubs, and on February 15, 2022, the Department of Energy DOE announced a request for information to collect feedback from stakeholders to inform the implementation and design of the regional hubs.

On May 12, 2022, Arizona’s three public universities, along with four Arizona energy providers, including APS, announced the formation of a new, interdisciplinary coalition, called the Arizona Center for a Carbon Neutral Economy (“AzCaNE”), with the goal of attaining a carbon neutral economy in Arizona. AzCaNE’s first action was to pursue the creation of an Arizona-led approach to securing regional clean hydrogen hub funding. Leading professionals from the seven founding participants, along with representatives of Arizona, the Navajo Nation and companies working to develop a hydrogen ecosystem within Arizona, make up the Governance Committee for AzCaNE’s current efforts.

On September 22, 2022, the DOE opened applications for the up to $7 billion program to create six to ten regional clean hydrogen hubs across the country. Concept papers for each regional hub were due by November 7, 2022, and AzCaNE submitted a concept paper for the SHINe regional hub, which also includes projects in Nevada. On December 27, 2022, the SHINe regional hub was one of thirty-three regional hubs encouraged to submit a full application by the DOE. SHINe’s full application was submitted to the DOE on April 7, 2023. APS is currently maintaining a participatory role in AzCaNE, but APS’s role, if any, in the SHINe regional hub has yet to be determined.

Carbon Capture

Carbon capture technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. Carbon capture technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology, particularly in regard to EPA’s proposed GHG rule. On May 24, 2023, the EPA proposed regulations for GHG emissions that would, among other things, require carbon capture technologies for certain classifications of coal-, oil-, and natural gas-fired electricity generating units. See Note 8 for more information. APS cannot predict the outcome of this proposed rule.

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

The Company also finalized an ESG Strategic Framework to guide our work. The framework is based upon three foundational pillars: ESG Policy Advocacy (we advocate for policy that supports our clean energy goals); Driving Performance (improving our ESG performance in the most important areas, including our PSIs); and effectively communicating and amplifying our ESG story to our various stakeholders, including investors, customers, employees and beyond. The ESG Strategic Framework has guided our ESG activities, allowing the Sustainability Department to prioritize projects and collaborate with our teams in the Company. The Company also developed an ESG Narrative, aligned to the APS Promise, to guide the Company’s communications strategy internally and externally to customers to effectively share APS’s sustainability story.

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
•modification of its adjustment mechanisms including:
▪eliminate the Environmental Improvement Surcharge (“EIS”) and collect costs through base rates,
▪eliminate the Lost Fixed Cost Recovery (“LFCR”) mechanism and collect costs through base rates and the Demand Side Management Adjustment Charge (“DSMAC”),
▪maintain as inactive the Tax Expense Adjustor Mechanism (“TEAM”),
▪maintain the Transmission Cost Adjustment (“TCA”) mechanism,
▪modify the performance incentive in the DSMAC, and
▪modify the Renewable Energy Adjustment Charge (“REAC”) to include recovery of capital carrying costs of APS owned renewable and storage resources;
•changes to its limited-income program, including a second tier to provide an additional discount for customers with greater need; and
•twelve months of post-test year plant to reflect used and useful projects that will be placed into service prior to July 1, 2023.

On June 5, 2023 and June 15, 2023, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC. The ACC Staff recommends among other things, (i) a $251 million revenue increase or, as an alternative, a $312 million revenue increase, (ii) a 9.6% return on equity, (iii) a 0.0% fair value increment or, as an alternative, a 0.75% fair value increment, and (iv) a continuation of a 12-month post-test year plant. RUCO recommends, among other things, (i) an $84.9 million revenue increase, (ii) an 8.2% return on equity or, as an alternative, an 8.7% return on equity if the ACC imputes a hypothetical capital structure with a 46% equity layer, (iii) a fair value increment of 0.0%, and (iv) a reduction of post-test year plant to six months.

On July 12, 2023, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are:

•reducing the revenue requirement increase to $383.1 million;
•maintaining a return on equity request of 10.25%;
•reducing the increment of fair value rate base return to 0.5% from 1.0%;
•maintaining a post-test year plant request of 12 months, plus the Four Corners Effluent Limitation Guidelines (“ELG”) project;
•withdrawing the Payment Fee Removal Proposal (net reduction) which was originally requested in APS’s initial application;

•maintaining the LFCR mechanism and DSMAC as separate adjustors;
•increasing the PSA annual rate change limit from $0.004/kWh to $0.006/kWh;
•proposing a new System Reliability Benefit (“SRB”) recovery mechanism;
•maintaining the REAC in its current state;
•maintaining adjustor base transfers and elimination of EIS; and
•maintaining the request to recover CCT funding.

On July 26, 2023, the ACC Staff, RUCO and other intervenors filed their surrebuttal testimony with the ACC. The ACC Staff adjusted their initial recommendations to, among other things, (i) a $281.9 million revenue increase, (ii) a 9.68% return on equity, (iii) a 0.5% fair value increment, (iv) a continuation of a 12-month post-test year plant that includes the Four Corners ELG project, and (v) support of an increase to the annual PSA increase limit to $0.006/kWh. RUCO maintained their direct position and also recommended further review of the PSA in a second phase of the 2022 Rate Case.

APS’s rejoinder testimony is due on August 4, 2023.

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

On October 6, 2021 and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, which includes a 20-basis point penalty, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant, and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, results in a total annual revenue decrease for APS of $4.8 million, excluding temporary CCT payments and expenditures. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended.

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022 deadline.

Additionally, consistent with the 2019 Rate Case decision, as of July 2023, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory.

On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four Corners SCR plant investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20-basis-point penalty reduction to the return on equity, among other things. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20-basis-point penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC’s ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment. The Court remanded the issue to the ACC for further proceedings. The ACC requested an extension of the 30-day deadline to appeal the matter to the Arizona Supreme Court, and the Arizona Supreme Court granted the extension of the deadline to May 8, 2023. The ACC filed an appeal on May 8, 2023, and on May 15, 2023, requested a suspension of the case to allow for settlement discussions between the parties, which was approved by the Court.

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution, and the proposals in the joint resolution became effective on July 1, 2023. On July 18, 2023, the Sierra Club filed an application for rehearing of the Commission’s decision. If the Commission does not grant the application within 20 days, it will be deemed denied. The Sierra Club will have 30 days after resolution of its request for rehearing to file a notice of appeal to Arizona Court of Appeals.

See Note 4 for information regarding additional regulatory matters.

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its opinion in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rule and the order of the Court of Appeals. On June 21, 2023, the ACC approved a joint settlement filed by APS and the ACC’s Legal Division that resolved all issues relating to the 2019 Rate Case decision, including recovery of the cost of the Four Corners SCRs. See above for further discussion on the 2019 Rate Case decision. See Note 4 for additional information regarding the Four Corners SCR cost recovery.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  As of June 30, 2023, BCE had total assets of approximately $128 million.

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

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system and filed a complaint with FERC on May 21, 2021, which was granted in part and denied in part on December 16, 2021. Tenaska Clear Creek Wind, LLC filed a request for rehearing, which was denied on September 9, 2022. Subsequently, Tenaska Clear Creek Wind, LLC filed with FERC a request for rehearing and a motion for stay of the September 9, 2022 order. FERC denied the request for rehearing and the motion for stay with substantive discussion in an order issued on February 16, 2023. Tenaska Clear Creek Wind, LLC, has filed Petitions for Review of the relevant orders with the U.S. Court of Appeals for the D.C. Circuit, which are still pending. Tenaska Clear Creek Wind, LLC filed its opening brief on June 30, 2023.

Tenaska Clear Creek Wind, LLC filed a second complaint with FERC on May 25, 2022, alleging that the wind farm was being curtailed in a discriminatory manner. The May 25, 2022 Complaint was denied by FERC on December 15, 2022, and Tenaska Clear Creek Wind, LLC requested rehearing of the denial on January 13, 2023. The request for rehearing was denied by FERC with substantive discussion in an order issued on April 20, 2023. Tenaska Clear Creek Wind, LLC has filed Petitions for Review of the relevant orders with the U.S. Court of Appeals for the D.C. Circuit, which are still pending.

Due to the disputed system upgrades and the related curtailment, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. These energy curtailments are expected to persist, unless and until system upgrades are implemented to alleviate the present transmission system congestion, or the disputes are determined in favor of, or settled in a manner favorable to, Tenaska Clear Creek Wind, LLC. As such, during the fourth quarter of 2022, due to these ongoing disputes, cost allocation uncertainties, and no probable favorable resolution, BCE determined its equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which has been written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022 included an after-tax loss of $12.8 million relating to this impairment.

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

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of June 30, 2023, El Dorado has contributed approximately $14.6 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formerly the invisionAZ Fund), which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of June 30, 2023, El Dorado has contributed approximately $4.0 million to AZ-VC. The remainder of the investment will be contributed by El Dorado as investments are selected by AZ-VC.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the six-month period ended June 30, 2023, compared with the prior-year period. For the three years through 2022, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2023 and the average annual growth to be in the range of 1.5% to 2.5% through 2025 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.7% for the six-month period ended June 30, 2023, compared with the prior-year period. While steady customer growth was somewhat offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.

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

For the three years through 2022, annual retail electricity sales growth averaged 2.5%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 2.0% to 4.0% for 2023 and that average annual growth will be in the range of 4.5% to 6.5% through 2025, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to average annual growth in the range of 3.5% to 5.5% through 2025. Lower projected sales growth for 2023 compared to our prior update is primarily due to slower-than-expected growth in new data center customers and delays among several new, large manufacturing facilities.

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

Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.2% of the assessed value for 2022, 10.7% for 2021, and 10.8% for 2020. Property taxes decreased in 2022 due to legislative changes reducing both property tax assessment ratios and rates in Arizona. As we add new generating units and continue with improvements and expansions to our existing generation, transmission, and distribution facilities in future years, we anticipate property taxes may increase, though these increases will continue to be partially offset by the impacts of the legislative changes noted above.

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

Operating Results — Three-month period ended June 30, 2023, compared with three-month period ended June 30, 2022.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2023, was $107 million, compared with consolidated net income attributable to common shareholders of $164 million for the prior-year period.  The results reflect a decrease of approximately $58 million for the regulated electricity segment, primarily as a result of higher operations and maintenance expense, higher interest charges, lower pension and other postretirement non-service credits, and higher depreciation and amortization expense, mostly due to increased plant assets. These negative factors were partially offset by higher transmission and LFCR revenue, less the effects of weather, and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2023	2022	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$713	$708	$5
Operations and maintenance	(276)	(244)	(32)
Depreciation and amortization	(195)	(186)	(9)
Taxes other than income taxes	(58)	(54)	(4)
Pension and other postretirement non-service credits - net	10	25	(15)
All other income and expenses, net	16	10	6
Interest charges, net of allowance for borrowed funds used during construction	(82)	(62)	(20)
Income taxes	(16)	(27)	11
Less income related to noncontrolling interests (Note 6)	(4)	(4)	—
Regulated electricity segment income/(loss)	108	166	(58)
All other	(1)	(2)	1
Net Income Attributable to Common Shareholders	$107	$164	$(57)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $5 million higher for the three months ended June 30, 2023, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Higher transmission revenues (Note 4)	$17	$—	$17
LFCR revenue (Note 4)	16	—	16
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	2	(4)	6
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	77	73	4
Effects of weather	(51)	(13)	(38)
Total	$61	$56	$5

Operations and maintenance. Operations and maintenance expenses increased $32 million for the three months ended June 30, 2023, compared with the prior-year period primarily because of:

•An increase of $10 million related to non-nuclear generation costs primarily due to higher operating costs and higher planned outages;

•An increase of $10 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $7 million related to transmission, distribution, and customer service;

•An increase of $5 million in nuclear generation costs;

•An increase of $2 million related to information technology costs;

•A decrease of $4 million related to employee benefits; and

•An increase of $2 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $9 million higher for the three months ended June 30, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $15 million lower for the three months ended June 30, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. Other income and expenses, net were $6 million higher for the three months ended June 30, 2023, compared to the prior-year period primarily due to higher interest income and higher allowance for equity funds used during construction due to increased capital expenditures.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $20 million higher for the three months ended June 30, 2023, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $11 million lower for the three months ended June 30, 2023, compared with the prior-year period primarily due to lower pre-tax income, partially offset by higher tax expense due to the timing of when permanent tax items and credits are recognized through the effective tax rate.

Operating Results — Six-month period ended June 30, 2023, compared with six-month period ended June 30, 2022.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2023, was $103 million, compared with consolidated net income attributable to common shareholders of $181 million for the prior-year period.  The results reflect a decrease of approximately $76 million for the regulated electricity segment, primarily as a result of higher operations and maintenance expense, higher interest charges, lower pension and other postretirement non-service credits, and higher depreciation and amortization expense, mostly due to increased plant assets. These negative factors were partially offset by higher LFCR and transmission revenue, less the effects of weather, higher other income, and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2023	2022	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,263	$1,225	$38
Operations and maintenance	(524)	(462)	(62)
Depreciation and amortization	(387)	(373)	(14)
Taxes other than income taxes	(115)	(112)	(3)
Pension and other postretirement non-service credits - net	20	49	(29)
All other income and expenses, net	34	20	14
Interest charges, net of allowance for borrowed funds used during construction	(157)	(123)	(34)
Income taxes	(17)	(31)	14
Less income related to noncontrolling interests (Note 6)	(9)	(9)	—
Regulated electricity segment income	108	184	(76)
All other	(5)	(3)	(2)
Net Income Attributable to Common Shareholders	$103	$181	$(78)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $38 million higher for the six months ended June 30, 2023, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
LFCR revenue (Note 4)	$19	$—	$19
Higher transmission revenues (Note 4)	16	—	16
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	9	(5)	14
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	16	7	9
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	195	191	4
Effects of weather	(33)	(8)	(25)
Miscellaneous items, net	1	—	1
Total	$223	$185	$38

Operations and maintenance. Operations and maintenance expenses increased $62 million for the six months ended June 30, 2023, compared with the prior-year period primarily because of:

•An increase of $22 million related to non-nuclear generation costs primarily due to higher operating costs and higher planned outages;

•An increase of $19 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $10 million related to nuclear generation costs;

•An increase of $8 million related to transmission, distribution, and customer service;

•An increase of $7 million related to information technology costs;

•A decrease of $11 million related to employee benefits; and

•An increase of $7 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $14 million higher for the six months ended June 30, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $29 million lower for the six months ended June 30, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. Other income and expenses, net were $14 million higher for the six months ended June 30, 2023, compared to the prior-year period primarily due to higher interest income and higher allowance for equity funds used during construction due to increased capital expenditures.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $34 million higher for the six months ended June 30, 2023, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $14 million lower for the six months ended June 30, 2023, compared with the prior-year period primarily due to lower pre-tax income, partially offset by higher tax expense due to the timing of when permanent tax items and credits are recognized through the effective tax rate.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2023, APS’s common equity ratio, as defined, was 48%.  Its total shareholder equity was approximately $7.0 billion and total capitalization was approximately $14.5 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.8 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand. APS’s sources of cash include cash from operations and external sources of liquidity including long- and short-term external debt financing such as commercial paper and its revolving credit facility. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$438	$588	$(150)
Net cash flow used for investing activities	(884)	(794)	(90)
Net cash flow provided by financing activities	449	225	224
Net change in cash and cash equivalents	$3	$19	$(16)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$465	$600	$(135)
Net cash flow used for investing activities	(865)	(765)	(100)
Net cash flow provided by financing activities	400	184	216
Net change in cash and cash equivalents	$—	$19	$(19)

Operating Cash Flows

Six-month period ended June 30, 2023, compared with six-month period ended June 30, 2022.  Pinnacle West’s consolidated net cash provided by operating activities was $438 million in 2023, compared to $588 million in 2022, a decrease of $150 million in net cash provided primarily due to $270 million higher fuel and purchased power costs, $131 million higher payments for operations and maintenance costs, $40 million change in net collateral, $34 million higher interest payments and $12 million higher other taxes, partially offset by $251 million higher cash receipts from electric revenues, $35 million higher customer advances for construction and $51 million other changes in working capital.

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

Investing Cash Flows

Six-month period ended June 30, 2023, compared with six-month period ended June 30, 2022.  Pinnacle West’s consolidated net cash used for investing activities was $884 million in 2023, compared to $794 million in 2022, an increase of $90 million primarily related to increased capital expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2023, compared with six-month period ended June 30, 2022.  Pinnacle West’s consolidated net cash provided by financing activities was $449 million in 2023, compared to $225 million in 2022, an increase of $224 million in net cash provided primarily due to $363 million in higher issuance of long-term debt and $150 million lower long-term debt repayments, partially offset by a net decrease in short-term borrowings of $284 million.

APS’s consolidated net cash provided by financing activities was $400 million in 2023, compared to $184 million in 2022, an increase of $216 million in net cash provided primarily due to $496 million in higher issuance of long-term debt, partially offset by a net decrease in short-term borrowings of $276 million.

Significant Financing Activities.  On June 21, 2023, the Pinnacle West Board of Directors declared a dividend of $0.865 per share of common stock, payable on September 1, 2023, to shareholders of record on August 1, 2023.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2023, the ratio was approximately 60% for Pinnacle West and 52% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 27, 2023, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at June 30, 2023. See Note 3.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Six Months Ended June 30,
	2023	2022
Mark-to-market of net positions at beginning of period	$96	$107
Increase (decrease) in regulatory liability	(163)	179
Mark-to-market of net positions at end of period	$(67)	$286

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at June 30, 2023, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2022 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2023	2024	2025	2026	2027	Total Fair Value
Observable prices provided by other external sources	$(46)	$(10)	$(9)	$(1)	$—	$(66)
Prices based on unobservable inputs	(10)	9	—	—	—	(1)
Total by maturity	$(56)	$(1)	$(9)	$(1)	$—	$(67)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2023		December 31, 2022
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$10	$(10)	$12	$(12)
Natural gas	52	(52)	55	(55)
Total	$62	$(62)	$67	$(67)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2023.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2023.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.    OTHER INFORMATION

Union Matters

Approximately 1,200 APS employees are union employees represented by the International Brotherhood of Electrical Workers (“IBEW”). APS and IBEW remain committed to continue bargaining in good faith and have been involved in ongoing negotiations for a new contract since November, 2022. The current collective bargaining agreement (“CBA”) was due for renewal on April 1, 2023. While bargaining continues, the current CBA remains in full force and effect.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2009

4.1	Pinnacle West APS	Thirtieth Supplemental Indenture dated as of June 30, 2023	4.1 to Pinnacle West/APS June 30, 2023 Form 8-K Report, File Nos. 1-8962 and 1-4473	6/30/2023

10.1	Pinnacle West	Pinnacle West 2021 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Pinnacle West Proxy Statement)	10.2 to Pinnacle West May 19, 2023 Form 8-K Report, File No. 1-8962	5/19/2023
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 3, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 3, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)