Form 10-Q
period 2023-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2023-11-02
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 27, 2023:	113,398,346
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 27, 2023:	71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

OPERATING REVENUES (Note 2)	$1,637,759	$1,469,871	$3,704,417	$3,315,071

OPERATING EXPENSES
Fuel and purchased power	614,520	556,571	1,416,778	1,174,027
Operations and maintenance	250,019	251,663	777,337	715,392
Depreciation and amortization	203,438	190,389	590,445	563,491
Taxes other than income taxes	53,169	53,475	167,949	165,591
Other expenses	350	200	1,648	1,410
Total	1,121,496	1,052,298	2,954,157	2,619,911
OPERATING INCOME	516,263	417,573	750,260	695,160
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,976	9,133	40,071	30,966
Pension and other postretirement non-service credits - net (Note 5)	10,174	24,673	30,513	73,739
Other income (Note 9)	15,941	2,219	28,424	5,605
Other expense (Note 9)	(6,972)	(6,745)	(15,916)	(14,751)
Total	31,119	29,280	83,092	95,559
INTEREST EXPENSE
Interest charges	96,909	72,185	278,860	205,677
Allowance for borrowed funds used during construction	(9,092)	(8,692)	(34,131)	(19,047)
Total	87,817	63,493	244,729	186,630
INCOME BEFORE INCOME TAXES	459,565	383,360	588,623	604,089
INCOME TAXES	57,045	52,728	74,125	83,577
NET INCOME	402,520	330,632	514,498	520,512
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$398,214	$326,326	$501,580	$507,594

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	113,464	113,211	113,411	113,162
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	113,838	113,463	113,718	113,376

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders - basic	$3.51	$2.88	$4.42	$4.49
Net income attributable to common shareholders - diluted	$3.50	$2.88	$4.41	$4.48
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$402,520	$330,632	$514,498	$520,512

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain, net of tax benefit (expense) of $(217), $(169), $(161) and $(582)	659	513	489	1,772
Pension and other postretirement benefit activity, net of tax benefit (expense) of $(164), $(329), $(168) and $69	498	1,001	512	(211)
Total other comprehensive income	1,157	1,514	1,001	1,561

COMPREHENSIVE INCOME	403,677	332,146	515,499	522,073
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$399,371	$327,840	$502,581	$509,155
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,108	$4,832
Customer and other receivables	664,936	453,209
Accrued unbilled revenues	226,998	164,764
Allowance for doubtful accounts (Note 2)	(20,648)	(23,778)
Materials and supplies (at average cost)	443,852	410,481
Income tax receivable	—	14,086
Fossil fuel (at average cost)	49,977	40,155
Assets from risk management activities (Note 7)	11,376	87,835
Assets held for sale (Note 16)	31,706	—
Deferred fuel and purchased power regulatory asset (Note 4)	526,666	460,561
Other regulatory assets (Note 4)	103,653	78,318
Other current assets	108,314	60,091
Total current assets	2,161,938	1,750,554
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,120,463	1,073,410
Other special use funds (Notes 11 and 12)	368,159	347,231
Assets from risk management activities (Note 7)	3,171	44,394
Other assets	102,863	125,672
Total investments and other assets	1,594,656	1,590,707
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	23,939,969	22,452,146
Accumulated depreciation and amortization	(8,319,351)	(7,929,878)
Net	15,620,618	14,522,268
Construction work in progress	1,536,323	1,882,791
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	87,394	90,296
Intangible assets, net of accumulated amortization	249,480	258,880
Nuclear fuel, net of accumulated amortization	112,956	100,119
Total property, plant and equipment	17,606,771	16,854,354
DEFERRED DEBITS
Regulatory assets (Note 4)	1,303,244	1,283,221
Operating lease right-of-use assets (Note 14)	1,307,643	801,688
Assets for pension and other postretirement benefits (Note 5)	407,065	396,599
Other	53,109	46,282
Total deferred debits	3,071,061	2,527,790

TOTAL ASSETS	$24,434,426	$22,723,405
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$404,971	$430,425
Accrued taxes	265,463	164,440
Accrued interest	76,192	61,217
Common dividends payable	—	97,895
Short-term borrowings (Note 3)	424,000	340,720
Current maturities of long-term debt (Note 3)	250,000	50,685
Customer deposits	40,557	41,769
Liabilities from risk management activities (Note 7)	42,732	37,697
Liabilities for asset retirements (Note 15)	16,445	12,232
Operating lease liabilities (Note 14)	90,578	105,210
Regulatory liabilities (Note 4)	226,989	271,575
Other current liabilities	130,415	148,276
Total current liabilities	1,968,342	1,762,141
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	8,164,372	7,741,286
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,408,218	2,384,421
Regulatory liabilities (Note 4)	1,919,281	2,061,776
Liabilities for asset retirements (Note 15)	878,735	785,530
Liabilities for pension benefits (Note 5)	110,472	116,286
Liabilities from risk management activities (Note 7)	13,012	4,749
Customer advances	520,180	422,103
Coal mine reclamation	182,816	179,255
Deferred investment tax credit	253,680	180,677
Unrecognized tax benefits	33,738	38,658
Operating lease liabilities (Note 14)	1,204,639	639,247
Other	288,736	247,400
Total deferred credits and other	7,813,507	7,060,102
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,414,167 and 113,247,189 issued at respective dates	2,744,501	2,724,740
Treasury stock at cost; 75,767 and 73,613 shares at respective dates	(5,328)	(5,005)
Total common stock	2,739,173	2,719,735
Retained earnings	3,665,946	3,360,347
Accumulated other comprehensive loss (Note 13)	(30,434)	(31,435)
Total shareholders’ equity	6,374,685	6,048,647
Noncontrolling interests (Note 6)	113,520	111,229
Total equity	6,488,205	6,159,876

TOTAL LIABILITIES AND EQUITY	$24,434,426	$22,723,405
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$514,498	$520,512
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	(6,423)	—
Depreciation and amortization including nuclear fuel	636,224	612,958
Deferred fuel and purchased power	(486,382)	(228,483)
Deferred fuel and purchased power amortization	420,277	171,607
Allowance for equity funds used during construction	(40,071)	(30,966)
Deferred income taxes	(35,258)	43,440
Deferred investment tax credit	73,003	(7,152)
Change in derivative instruments fair value	(778)	—
Stock compensation	12,304	12,824
Changes in current assets and liabilities:
Customer and other receivables	(214,291)	(213,181)
Accrued unbilled revenues	(62,234)	(87,043)
Materials, supplies and fossil fuel	(43,193)	(72,623)
Income tax receivable	14,087	7,514
Other current assets	(11,585)	54,272
Accounts payable	(79,603)	137,433
Accrued taxes	101,022	117,044
Other current liabilities	18,074	12,575
Change in margin and collateral accounts - assets	(418)	8,832
Change in other long-term assets	(71,897)	208,599
Change in operating lease assets	89,836	98,081
Change in other long-term liabilities	75,541	(235,986)
Change in operating lease liabilities	(68,834)	(98,343)
Net cash provided by operating activities	833,899	1,031,914
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,314,529)	(1,276,861)
Contributions in aid of construction	112,762	103,366
Proceeds from sale relating to BCE	17,500	—
Allowance for borrowed funds used during construction	(34,131)	(18,381)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,165,668	911,003
Investment in nuclear decommissioning trusts and other special use funds	(1,181,386)	(929,965)
Other	(1,788)	(11,057)
Net cash used for investing activities	(1,235,904)	(1,221,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	689,349	455,628
Short-term borrowing and (repayments) - net	56,400	174,820
Dividends paid on common stock	(288,456)	(282,838)
Repayment of long-term debt	(32,740)	(150,000)
Common stock equity issuances and (purchases) - net	(1,644)	62
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	412,281	187,044
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,276	(2,937)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,832	9,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,108	$7,032
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137
Net income		—		—	398,214	—	4,306	402,520
Other comprehensive income		—		—	—	1,157	—	1,157
Issuance of common stock	27,273	8,389		—	—	—	—	8,389
Other		—		—	1	—	1	2
Balance, September 30, 2023	113,414,167	$2,744,501	(75,767)	$(5,328)	$3,665,946	$(30,434)	$113,520	$6,488,205

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	113,078,049	$2,712,297	(41,531)	$(2,976)	$3,253,772	$(54,814)	$113,244	$6,021,523
Net income		—		—	326,326	—	4,306	330,632
Other comprehensive income		—		—	—	1,514	—	1,514
Issuance of common stock	30,679	8,067		—	—	—	—	8,067
Purchase of treasury stock (a)		—	(3,735)	(279)	—	—	—	(279)
Reissuance of treasury stock for stock-based compensation and other		—	9,062	652	—	—	—	652
Other		—		—	4	—	—	4
Balance, September 30, 2022	113,108,728	$2,720,364	(36,204)	$(2,603)	$3,580,102	$(53,300)	$117,550	$6,362,113
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
Net income		—		—	501,580	—	12,918	514,498
Other comprehensive income		—		—	—	1,001	—	1,001
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	166,978	19,761		—	—	—	—	19,761
Purchase of treasury stock (a)		—	(34,675)	(2,610)	—	—	—	(2,610)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	—	—	1	1
Balance, September 30, 2023	113,414,167	$2,744,501	(75,767)	$(5,328)	$3,665,946	$(30,434)	$113,520	$6,488,205

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	507,594	—	12,918	520,512
Other comprehensive income		—		—	—	1,561	—	1,561
Dividends on common stock ($1.70 per share)		—		—	(192,213)	—	—	(192,213)
Issuance of common stock	94,200	17,621		—	—	—	—	17,621
Purchase of treasury stock (a)		—	(28,620)	(1,994)	—	—	—	(1,994)
Reissuance of treasury stock for stock-based compensation and other		—	80,024	5,792	—	—	—	5,792
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	2	—	—	2
Balance, September 30, 2022	113,108,728	$2,720,364	(36,204)	$(2,603)	$3,580,102	$(53,300)	$117,550	$6,362,113
(a)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

OPERATING REVENUES (Note 2)	$1,637,759	$1,469,871	$3,704,417	$3,315,071

OPERATING EXPENSES
Fuel and purchased power	614,520	556,571	1,416,778	1,174,027
Operations and maintenance	247,200	248,808	765,717	705,683
Depreciation and amortization	203,417	190,368	590,381	563,427
Taxes other than income taxes	53,154	53,456	167,908	165,509
Other expenses	350	200	1,648	1,410
Total	1,118,641	1,049,403	2,942,432	2,610,056
OPERATING INCOME	519,118	420,468	761,985	705,015
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,976	9,133	40,071	30,966
Pension and other postretirement non-service credits - net (Note 5)	10,408	24,791	31,209	74,080
Other income (Note 9)	8,720	1,661	19,487	4,209
Other expense (Note 9)	(3,633)	(3,023)	(10,385)	(7,657)
Total	27,471	32,562	80,382	101,598
INTEREST EXPENSE
Interest charges	83,433	66,296	238,385	192,828
Allowance for borrowed funds used during construction	(8,701)	(8,269)	(29,597)	(18,381)
Total	74,732	58,027	208,788	174,447
INCOME BEFORE INCOME TAXES	471,857	395,003	633,579	632,166
INCOME TAXES	65,734	59,004	89,244	93,385
NET INCOME	406,123	335,999	544,335	538,781
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$401,817	$331,693	$531,417	$525,863
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$406,123	$335,999	$544,335	$538,781

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(146), $(300), $(162) and $142	444	909	493	(432)
Total other comprehensive income (loss)	444	909	493	(432)

COMPREHENSIVE INCOME	406,567	336,908	544,828	538,349
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$402,261	$332,602	$531,910	$525,431
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$23,936,507	$22,448,685
Accumulated depreciation and amortization	(8,316,036)	(7,926,575)
Net	15,620,471	14,522,110
Construction work in progress	1,536,233	1,829,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	87,394	90,296
Intangible assets, net of accumulated amortization	249,324	258,725
Nuclear fuel, net of accumulated amortization	112,956	100,119
Total property, plant and equipment	17,606,378	16,800,254

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,120,463	1,073,410
Other special use funds (Notes 11 and 12)	368,159	347,231
Assets from risk management activities (Note 7)	3,171	44,394
Other assets	44,134	43,344
Total investments and other assets	1,535,927	1,508,379

CURRENT ASSETS
Cash and cash equivalents	14,447	4,042
Customer and other receivables	661,934	448,880
Accrued unbilled revenues	226,998	164,764
Allowance for doubtful accounts (Note 2)	(20,648)	(23,778)
Materials and supplies (at average cost)	443,852	410,481
Fossil fuel (at average cost)	49,977	40,155
Income tax receivable	1,102	1,102
Assets from risk management activities (Note 7)	11,376	87,704
Deferred fuel and purchased power regulatory asset (Note 4)	526,666	460,561
Other regulatory assets (Note 4)	103,653	78,318
Other current assets	65,221	50,043
Total current assets	2,084,578	1,722,272

DEFERRED DEBITS
Regulatory assets (Note 4)	1,303,244	1,283,221
Operating lease right-of-use assets (Note 14)	1,306,217	796,544
Assets for pension and other postretirement benefits (Note 5)	399,518	389,142
Other	52,689	44,040
Total deferred debits	3,061,668	2,512,947

TOTAL ASSETS	$24,288,551	$22,543,852
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,321,696	3,171,696
Retained earnings	3,942,881	3,607,464
Accumulated other comprehensive loss (Note 13)	(15,103)	(15,596)
Total shareholder equity	7,427,636	6,941,726
Noncontrolling interests (Note 6)	113,520	111,229
Total equity	7,541,156	7,052,955
Long-term debt less current maturities (Note 3)	7,040,851	6,793,529
Total capitalization	14,582,007	13,846,484
CURRENT LIABILITIES
Short-term borrowings (Note 3)	313,000	325,000
Current maturities of long-term debt (Note 3)	250,000	—
Accounts payable	399,302	417,732
Accrued taxes	273,630	156,746
Accrued interest	74,193	60,518
Common dividends payable	—	97,900
Customer deposits	40,557	41,769
Liabilities from risk management activities (Note 7)	42,732	37,697
Liabilities for asset retirements (Note 15)	16,445	12,232
Operating lease liabilities (Note 14)	90,307	104,728
Regulatory liabilities (Note 4)	226,989	271,575
Other current liabilities	177,126	144,733
Total current liabilities	1,904,281	1,670,630
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,416,837	2,385,647
Regulatory liabilities (Note 4)	1,919,281	2,061,776
Liabilities for asset retirements (Note 15)	878,735	785,530
Liabilities for pension benefits (Note 5)	104,029	108,068
Liabilities from risk management activities (Note 7)	13,012	3,840
Customer advances	520,180	422,103
Coal mine reclamation	182,816	179,255
Deferred investment tax credit	253,680	180,677
Unrecognized tax benefits	40,439	38,658
Operating lease liabilities (Note 14)	1,203,252	634,199
Other	270,002	226,985
Total deferred credits and other	7,802,263	7,026,738
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$24,288,551	$22,543,852
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$544,335	$538,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	636,160	612,894
Deferred fuel and purchased power	(486,382)	(228,483)
Deferred fuel and purchased power amortization	420,277	171,607
Allowance for equity funds used during construction	(40,071)	(30,966)
Deferred income taxes	(20,997)	(9,257)
Deferred investment tax credit	73,003	(7,152)
Changes in current assets and liabilities:
Customer and other receivables	(215,618)	(213,458)
Accrued unbilled revenues	(62,234)	(87,043)
Materials, supplies and fossil fuel	(43,193)	(72,623)
Income tax receivable	—	10,756
Other current assets	(15,680)	39,479
Accounts payable	(71,028)	133,357
Accrued taxes	116,884	170,767
Other current liabilities	22,457	21,134
Change in margin and collateral accounts - assets	23	8,832
Change in other long-term assets	(65,067)	219,472
Change in operating lease assets	89,608	97,858
Change in other long-term liabilities	76,592	(237,486)
Change in operating lease liabilities	(68,591)	(98,113)
Net cash provided by operating activities	890,478	1,040,356
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,293,670)	(1,254,693)
Contributions in aid of construction	112,762	103,366
Allowance for borrowed funds used during construction	(29,597)	(18,381)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,165,668	911,003
Investment in nuclear decommissioning trusts and other special use funds	(1,181,386)	(929,965)
Other	(877)	570
Net cash used for investing activities	(1,227,100)	(1,188,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	496,025	128,000
Short-term borrowings and (repayments) - net	5,530	164,300
Equity infusion	150,000	150,000
Dividends paid on common stock	(293,900)	(288,000)
Distributions to noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	347,027	143,672
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,405	(4,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,042	9,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,447	$5,302
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586
Net income		—	—	401,817	—	4,306	406,123
Other comprehensive income		—	—	—	444	—	444
Other		—	—	2	—	1	3
Balance, September 30, 2023	71,264,947	$178,162	$3,321,696	$3,942,881	$(15,103)	$113,520	$7,541,156

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2022	71,264,947	$178,162	$3,171,696	$3,472,403	$(36,221)	$113,244	$6,899,284
Net income		—	—	331,693	—	4,306	335,999
Other comprehensive income		—	—	—	909	—	909
Other		—	—	2	—	—	2
Balance, September 30, 2022	71,264,947	$178,162	$3,171,696	$3,804,098	$(35,312)	$117,550	$7,236,194

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	531,417	—	12,918	544,335
Other comprehensive income		—	—	—	493	—	493
Dividends on common stock		—		(196,000)	—	—	(196,000)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	—	—	1	1
Balance, September 30, 2023	71,264,947	$178,162	$3,321,696	$3,942,881	$(15,103)	$113,520	$7,541,156

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net Income		—	—	525,863	—	12,918	538,781
Other comprehensive loss		—	—	—	(432)	—	(432)
Dividends on common stock		—	—	(192,000)	—	—	(192,000)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Balance, September 30, 2022	71,264,947	$178,162	$3,171,696	$3,804,098	$(35,312)	$117,550	$7,236,194

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC (“4CA”), Bright Canyon Energy Corporation (“BCE”), Pinnacle West Power, LLC (“PNW Power”), and El Dorado Investment Company (“El Dorado”).  PNW Power is a new wholly-owned subsidiary that was created in September 2023 to hold certain investments in wind and transmission joint projects that were previously held in BCE. See Note 16 for more information. See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”). See Note 6 for further discussion.  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$19	$4,784
Interest, net of amounts capitalized	222,715	177,767
Significant non-cash investing and financing activities:
Accrued capital expenditures	$169,148	$112,579
BCE Sale non-cash consideration (Note 16)	34,162	—

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$1,233	$12,327
Interest, net of amounts capitalized	191,095	167,854
Significant non-cash investing and financing activities:
Accrued capital expenditures	$169,131	$112,574

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail Electric Service
Residential	$883,393	$743,061	$1,835,432	$1,647,996
Non-Residential	649,164	547,979	1,572,013	1,370,164
Wholesale Energy Sales	57,801	139,741	180,686	198,546
Transmission Services for Others	43,286	36,321	108,229	91,165
Other Sources	4,115	2,769	8,057	7,200
Total operating revenues	$1,637,759	$1,469,871	$3,704,417	$3,315,071

Retail Electric Revenue. All of Pinnacle West’s retail electric revenue is generated by APS. Retail electric revenue is generated by the sale of electricity to our regulated customers within the authorized service

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2023 were $1,635 million and $3,668 million, respectively, and for the three and nine months ended September 30, 2022 were $1,465 million and $3,299 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2023, our revenues that do not qualify as revenue from contracts with customers were $3 million and $36 million, respectively, and for the three and nine months ended September 30, 2022 were $5 million and $16 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2023, or December 31, 2022.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success. We continue to monitor the impacts of our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor, and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	September 30, 2023	December 31, 2022
Allowance for doubtful accounts, balance at beginning of period	$23,778	$25,354
Bad debt expense	15,159	17,006
Actual write-offs	(18,289)	(18,582)
Allowance for doubtful accounts, balance at end of period	$20,648	$23,778

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On April 10, 2023, Pinnacle West replaced its $200 million revolving credit facility that would have matured on May 28, 2026, with a new $200 million revolving credit facility that matures on April 10, 2028. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At September 30, 2023, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $111 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2023, was 5.45%

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matures December 16, 2024. The proceeds were received on January 6, 2023 and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023.

APS

On April 10, 2023, APS replaced its two $500 million revolving credit facilities that would have matured on May 28, 2026, with a new $1.25 billion revolving credit facility that matures on April 10, 2028. APS has the option to increase the amount of the facility up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

environmental and employee health and safety sustainability objectives. This facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At September 30, 2023, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $313 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2023, was 5.44%.

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

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for the development of a 31 megawatt (“MW”) solar and 20 megawatt hour (“MWh”) battery storage project in Los Alamitos, California (“Los Alamitos”). The credit agreement consisted of an equity bridge loan facility, a non-recourse construction facility, a letter of credit facility, and a related interest rate swap. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement with Ameresco, Inc. (“Ameresco”), pursuant to which we agreed to sell all our equity interest in BCE to Ameresco (the “BCE Sale”). See Note 16. As a part of the BCE Sale closing, the $36 million construction facility, the letter of credit facility, and the interest rate swap were transferred to Ameresco. On August 4, 2023, concurrent with the BCE Sale, PNW paid in full the outstanding $31 million equity bridge loan balance. As of September 30, 2023, there is no outstanding balance on our Condensed Consolidated Balance Sheets relating to this credit agreement.

On April 18, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono Solar investment project financing. BCE holds an equity method investment relating to the Kūpono Solar project. BCE’s investment in the Kūpono Solar project is included in the BCE Sale relating to the stages that have not closed as of September 30, 2023. See Note 8.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,123,521	$1,087,405	$947,892	$905,525
APS	7,290,851	5,969,892	6,793,529	5,629,491
BCE	—	—	50,550	50,685
Total	$8,414,372	$7,057,297	$7,791,971	$6,585,701

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 12, 2023, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are:

•reducing the revenue requirement increase to $383.1 million, which reduced the average annual customer bill impact to an increase of 11.3%;
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

On August 4, 2023, APS filed rejoinder testimony addressing the ACC Staff and intervenors’ surrebuttal testimonies. APS’s rejoinder testimony included final post-Test Year Plant values, reducing the revenue requirement increase to $377.7 million from $383.1 million, which reduced the average annual customer bill impact to an increase of 11.2%. All other major provisions from APS’s rebuttal testimony were maintained in its rejoinder testimony.

APS requested that the increase become effective December 1, 2023. However, based on the current status of the proceeding, the rate effective date is currently anticipated to be in early 2024. The hearing for this rate case concluded in early October 2023. APS cannot predict the outcome of its request.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, consistent with the 2019 Rate Case decision, as of September 2023, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory. The census work was completed in November 2022 and disbursement of the $1.25 million for electrification of homes and businesses is planned to be finalized after discussions with the Navajo Nation and the Hopi Tribe are completed.

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

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the Court Resolution Surcharge (“CRS”) mechanism, which became effective on July 1, 2023. As of September 30, 2023, $6.4 million of the $59.6 million historical portion of the CRS has been collected. See “Court Resolution Surcharge” below for more information. On July 18, 2023, the Sierra Club filed an application for rehearing of the Commission’s decision. However, the ACC did not act upon the application within 20 days, and it was therefore denied by operation of law. Subsequently, the Sierra Club did not file a notice of appeal to the Arizona Court of Appeals, and the time for an appeal has expired.

Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget included funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the continuation of the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requests a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the Commission’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot-scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. On March 23, 2023, the ACC approved a policy statement that included information on how statewide community solar and storage programs should be structured, their location, and inclusion in RFPs. The remainder of the community solar program policy components were deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$460,561	$388,148
Deferred fuel and purchased power costs — current period	486,382	228,483
Amounts charged to customers	(420,277)	(171,606)
Ending balance	$526,666	$445,025

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 30, 2022, APS filed its PSA rate for the PSA year beginning February 1, 2023. To address the growing under-collected PSA balance, APS also requested that one of three different options be adopted, including a temporary or permanent increase of the annual cap to $0.006 per kWh. On February 23, 2023, the ACC approved an overall PSA rate of $0.019074 per kWh, which consisted of a forward component of $(0.005527) per kWh, a historical component of $0.013071 per kWh and a transition component of $0.011530 per kWh, that will continue until further notice of the ACC. The rate became effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. APS is also required to notify the ACC when the PSA balancing account approaches $0.5 million. In its 2022 Rate Case, APS proposed a permanent increase in the annual PSA adjustor rate cap, which would increase the amount the rate can change in any given year from the currently effective $0.004 per kWh to $0.006 per kWh. The ACC has not yet ruled on this application and APS cannot predict the outcome of this matter.

In accordance with the PSA Plan of Administration, APS is required to seek ACC approval to recover costs related to third-party energy storage systems through its PSA adjustment mechanism. To date in 2023, APS has executed nine energy storage PPAs whose costs have been approved for recovery through the PSA. APS executed one energy storage PPA in 2022 that was approved for cost-recovery through the PSA and four in 2021, excluding one energy storage PPA that was approved but later terminated by APS due to project delays.

Environmental Improvement Surcharge. The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC.  The EIS includes an overall cap of $0.0005 per kWh (approximately $13 million to $15 million per year).  APS’s February 1, 2023 application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the February EIS

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

request and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023. APS has proposed eliminating the EIS in its 2022 Rate Case application. The ACC has not yet ruled on this application, and APS cannot predict the outcome of this matter.

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

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were 2.50 cents for both lost residential and non-residential kWh as set forth in the 2017 Settlement Agreement. The fixed costs recoverable by the LFCR mechanism are currently 2.56 cents for lost residential kWh and 2.68 cents for lost non-residential kWh as set forth in the 2019 Rate Case decision. The adjustment to the LFCR has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

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

On February 15, 2023, APS filed a letter to the ACC docket stating that, in accordance with Decision No. 78585, APS and ACC Staff have agreed to move the filing date for the annual LFCR adjustment to July 31 each year. On July 31, 2023, APS filed its 2023 annual LFCR adjustment, requesting that the annual LFCR

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recovery amount be increased to $68.7 million (a $9.6 million increase from previous levels). The ACC has not yet ruled on this application.

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

Court Resolution Surcharge. The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023 at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The current CRS will be recalculated at the end of the 2022 Rate Case to remove the effects of the prospective recovery related to the allowable return on equity difference. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December of 2021 and June 20, 2023, $6.4 million of which has been collected as of September 30, 2023, will cease upon full collection of the lost revenue. Finally, recovery of ongoing costs related to the SCR

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investments will continue until the Company’s next rate case in which they can be incorporated therein. See “2019 Retail Rate Case” above for more information.

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

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. A procedural conference was held on November 1, 2023 to discuss the process going forward. The amounts the Company pays customers for solar exports under its RCP rate rider could be affected by this docket. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.46 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2022. On July 12, 2022, the ACC approved the RCP as filed.

On May 1, 2023, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 7.619 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2023. On August 25, 2023, the ACC approved the RCP as filed.

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

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023 to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Equity Infusions

On October 27, 2023, APS filed a notice of intent to increase Pinnacle West’s equity in APS in 2024. APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

without seeking Commission approval. APS seeks approval under Arizona Administrative Code provision R14-2-803 to receive from Pinnacle West in 2024 up to $500 million in additional equity infusions above the currently authorized limit of $150 million annually. APS cannot predict the outcome of this application.

Public Utility Regulatory Policies Act

Under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), qualifying facilities are provided the right to sell energy and/or capacity to utilities and are granted relief from certain regulatory burdens. On December 17, 2019, the ACC mandated a minimum contract length of 18 years for qualifying facilities over 100 kW in Arizona and established that the rate paid to qualifying facilities must be based on the long-term avoided cost. “Avoided cost” is generally defined as the price at which the utility could purchase or produce the same amount of power from sources other than the qualifying facility on a long-term basis. During calendar year 2020, APS entered into two 18-year PPAs with qualified facilities, each for 80 MW solar facilities. In March 2021, the ACC approved these agreements. On July 19, 2023, the agreements for these two PPAs were terminated due to project delays.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $33.8 million as of September 30, 2023, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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
APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $45.4 million as of September 30, 2023, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $11.6 million as of September 30, 2023. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2023	December 31, 2022
Pension	(a)	$631,307	$637,656
Deferred fuel and purchased power (b) (c)	2024	526,666	460,561
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2053	188,845	179,631
Ocotillo deferral (e)	2031	131,013	138,143
SCR deferral (e)(f)	2031	91,514	97,624
Retired power plant costs	2033	87,325	98,692
Lease incentives	(h)	39,700	—
Deferred property taxes	2027	34,630	41,057
Deferred compensation	2036	34,492	33,660
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	34,131	—
Income taxes — investment tax credit basis adjustment	2056	33,684	23,977
Palo Verde VIEs (Note 6)	2046	20,812	20,933
Active Union Medical Trust	(g)	17,759	18,226
Power supply adjustor - interest	2024	13,899	1,541
Navajo coal reclamation	2026	11,628	13,862
Four Corners cost deferral	2024	9,941	15,999
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,799	9,048
Loss on reacquired debt	2038	8,305	9,468
Tax expense adjustor mechanism (b)	2031	5,354	5,845
Lost fixed cost recovery (b)	2023	—	9,547
Other	Various	3,759	6,630
Total regulatory assets (d)		$1,933,563	$1,822,100
Less: current regulatory assets		$630,319	$538,879
Total non-current regulatory assets		$1,303,244	$1,283,221

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
(f)See “Four Corners SCR Cost Recovery” discussion above.
(g)Collected in retail rates.
(h)Amortization periods vary based on specific terms of lease contract. See Note 14.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2023	December 31, 2022
Excess deferred income taxes — ACC - Tax Act (a)	2046	$929,420	$971,545
Excess deferred income taxes — FERC - Tax Act (a)	2058	214,499	221,877
Asset retirement obligations	2057	343,998	354,002
Other postretirement benefits	(d)	234,832	270,604
Removal costs	(c)	96,698	106,889
Income taxes — deferred investment tax credit	2056	67,440	48,035
Income taxes — change in rates	2051	61,879	64,806
Four Corners coal reclamation	2038	54,275	52,592
Renewable energy standard (b)	2024	37,624	35,720
Spent nuclear fuel	2027	33,616	39,217
Demand side management (b)	2023	23,706	8,461
Sundance maintenance	2031	19,215	16,893
Property tax deferral (e)	2024	12,018	15,521
FERC transmission true up (b)	2025	6,087	22,895
Tax expense adjustor mechanism (b) (e)	N/A	4,835	4,835
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	—	96,367
Other	Various	6,128	3,092
Total regulatory liabilities		$2,146,270	$2,333,351
Less: current regulatory liabilities		$226,989	$271,575
Total non-current regulatory liabilities		$1,919,281	$2,061,776

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost — benefits earned during the period	$9,865	$13,868	$29,595	$41,605	$2,142	$4,117	$6,426	$12,352
Non-service costs (credits):
Interest cost on benefit obligation	38,390	26,873	115,170	80,619	5,627	4,372	16,882	13,118
Expected return on plan assets	(45,735)	(46,443)	(137,204)	(139,331)	(10,872)	(11,510)	(32,616)	(34,531)
Amortization of:
Prior service credit	—	—	—	—	(9,447)	(9,447)	(28,341)	(28,341)
Net actuarial loss/(gain)	9,605	4,379	28,815	13,136	(2,404)	(3,209)	(7,211)	(9,627)
Net periodic cost/(benefit)	$12,125	$(1,323)	$36,376	$(3,971)	$(14,954)	$(15,677)	$(44,860)	$(47,029)
Portion of cost/(benefit) charged to expense	$6,828	$(4,246)	$20,568	$(12,258)	$(10,851)	$(11,318)	$(32,536)	$(33,736)

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2023, of $4 million and $13 million respectively, and for the three and nine months ended September 30, 2022 of $4 million and $13 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022, include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2023	December 31, 2022
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$87,394	$90,296
Equity — Noncontrolling interests	113,520	111,229

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2023	December 31, 2022
Power	GWh	390	1,197
Gas	Billion cubic feet	198	149

Gains and Losses from Energy Derivative Instruments

For the three and nine months ended September 30, 2023 and 2022, APS had no energy derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2023	2022	2023	2022
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(32,096)	$138,855	$(271,171)	$425,122

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

As of September 30, 2023: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$21,754	$(10,383)	$11,371	$5	$11,376
Investments and other assets	6,695	(3,524)	3,171	—	3,171
Total assets	28,449	(13,907)	14,542	5	14,547

Current liabilities	(46,044)	10,383	(35,661)	(7,071)	(42,732)
Deferred credits and other	(16,536)	3,524	(13,012)	—	(13,012)
Total liabilities	(62,580)	13,907	(48,673)	(7,071)	(55,744)
Total	$(34,131)	$—	$(34,131)	$(7,066)	$(41,197)

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $7,071 thousand and cash margin provided to counterparties of $5 thousand.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivatives

On October 19, 2022, Bright Canyon Energy entered into an interest rate swap to hedge the variable interest rate exposure relating to the credit agreement for the Los Alamitos project. The transaction qualified and had been designated as a cash flow hedge. The interest rate swap was included in the BCE Sale and was transferred to Ameresco as part of the BCE Sale closing. See Note 16. Prior to being transferred to Ameresco, the interest rate swap was in an asset position valued at $0.2 million. As of September 30, 2023, the interest rate swap has no impact on our Condensed Consolidated Balance Sheets.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2023, we have one counterparty for which our exposure represents approximately 29% of Pinnacle West’s $15 million of risk management assets. This exposure relates to a master agreement with the counterparty, and the counterparty is rated as investment grade. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2023
Aggregate fair value of derivative instruments in a net liability position	$62,579
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	47,355
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”). The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act. On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2025.

APS has submitted nine claims pursuant to the terms of the August 18, 2014 settlement agreement, for nine separate time periods during July 1, 2011 through June 30, 2022. The DOE has approved and paid $138.2 million for these claims (APS’s share is $40.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On October 31, 2023, APS filed its tenth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $18.5 million (APS’s share is $5.4 million).

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  This insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on October 5, 2023. As of that date, in accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $16.5 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers.  The remaining balance of approximately $16.1 billion of liability coverage is provided through a mandatory, industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $165.9 million, subject to a maximum annual premium of approximately $24.7 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $144.9 million, with a maximum annual retrospective premium of approximately $21.6 million.

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

Contractual Obligations

As of September 30, 2023, our fuel and purchased power and purchase obligation commitments have increased by $6.8 billion from the information provided in our 2022 Form 10-K. The change is primarily due to new purchased power and energy storage commitments and also includes a $505 million reduction of commitments due to the termination of an energy storage purchased power contract for a project that was not developed. The majority of the changes relate to 2025 and thereafter. This amount includes approximately $5.3 billion of commitments relating to purchased power lease contracts. See Note 14.

Other than the items described above, there have been no material changes, as of September 30, 2023, outside the normal course of business in contractual obligations from the information provided in our 2022 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

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

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending, which is on appeal to the U.S. Court of Appeals for the Ninth Circuit based on a U.S. District Court order dismissing cost recovery claims of approximately $20.7 million by a service provider for RID. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

In addition, as part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contamination in this area. APS responded to ADEQ on May 4, 2015. Since that time, ADEQ has taken no action based on the information provided by APS.

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

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of both conventional pollutants and greenhouse gases, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals (“CCRs”).  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates but cannot predict whether it will obtain such recovery.  The following proposed and final rules could involve material compliance costs to APS.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $25 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $19 million. The Navajo Plant disposed of CCR only in a dry landfill storage area. Additionally, the CCR rule requires ongoing, phased groundwater monitoring.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West Wind Projects

In October 2023, the Tenaska wind farm investments were reorganized such that they are no longer held by BCE, rather they are now held under the new Pinnacle West subsidiary, PNW Power. See Notes 1 and 16 for more information.

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

BCE Kūpono Solar

BCE and Ameresco jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024. On April 18, 2023, the Kūpono Solar special purpose entity entered into a $140 million non-recourse construction financing agreement. The construction financing will convert into a sale leaseback agreement upon commercial operation of the project. As of September 30, 2023, the construction financing agreement required $40 million of sponsor equity, which has been funded by the project’s equity participants and which is subject to adjustment under the construction financing agreement. In connection with the financing, Pinnacle West has issued performance guarantees relating to the project. Investments in the Kūpono Solar project are included in the BCE Sale which is expected to close by the end of 2023 or a later date as permitted by the purchase and sale agreement. See Note 16 for information relating to the BCE Sale.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2023, standby letters of credit totaled approximately $8 million and will expire in 2023 and 2024. As of September 30, 2023, surety bonds expiring through 2025 totaled approximately $20 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2023. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. See “Four Corners — 4CA Matter” above for information related to this guarantee. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of September 30, 2023, there is approximately $32 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2030.

On April 18, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono Solar project investment financing. BCE holds an equity method investment relating to the Kūpono Solar project. See discussion above and Note 16 for more information.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income:
Interest income	$9,515	$1,785	$21,946	$5,118
Gain on sale of BCE (Note 16)	6,423	—	6,423	—
Miscellaneous	3	434	55	487
Total other income	$15,941	$2,219	$28,424	$5,605
Other expense:
Non-operating costs	(3,322)	(2,956)	(9,319)	(9,110)
Investment losses — net	(870)	(935)	(2,364)	(2,191)
Miscellaneous	(2,780)	(2,854)	(4,233)	(3,450)
Total other expense	$(6,972)	$(6,745)	$(15,916)	$(14,751)

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income:
Interest income	$8,717	$1,402	$19,432	$3,897
Miscellaneous	3	259	55	312
Total other income	$8,720	$1,661	$19,487	$4,209
Other expense:
Non-operating costs	(3,053)	(2,369)	(8,352)	(6,407)
Miscellaneous	(580)	(654)	(2,033)	(1,250)
Total other expense	$(3,633)	$(3,023)	$(10,385)	$(7,657)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$398,214	$326,326	$501,580	$507,594
Weighted average common shares outstanding — basic	113,464	113,211	113,411	113,162
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	374	252	307	214
Weighted average common shares outstanding — diluted	113,838	113,463	113,718	113,376
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$3.51	$2.88	$4.42	$4.49
Net income attributable to common shareholders — diluted	$3.50	$2.88	$4.41	$4.48
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Activities — Interest Rate Derivatives

Our interest rate derivative instruments related to a BCE interest rate swap, which was valued using financial models that utilize observable inputs for similar instruments and was classified as Level 2. The interest rate swap is no longer held as of September 30, 2023. See Note 16.

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

 Fair Value Tables

The following table presents the fair value at September 30, 2023, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$15	$—	$—	$—		$15
Risk management activities — derivative instruments:
Commodity contracts	—	21,623	6,825	(13,901)	(a)	14,547

Nuclear decommissioning trust:
Equity securities	30,237	—	—	(17,110)	(b)	13,127
U.S. commingled equity funds	—	—	—	413,826	(c)	413,826
U.S. Treasury debt	273,702	—	—	—		273,702
Corporate debt	—	173,383	—	—		173,383
Mortgage-backed securities	—	181,335	—	—		181,335
Municipal bonds	—	59,553	—	—		59,553
Other fixed income	—	5,537	—	—		5,537
Subtotal nuclear decommissioning trust	303,939	419,808	—	396,716		1,120,463

Other special use funds:
Equity securities	55,253	—	—	1,282	(b)	56,535
U.S. Treasury debt	307,710	—	—	—		307,710
Municipal bonds	—	3,914	—	—		3,914
Subtotal other special use funds	362,963	3,914	—	1,282		368,159

Total assets	$666,917	$445,345	$6,825	$384,097		$1,503,184

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(62,579)	$—	$6,835	(a)	$(55,744)
Total liabilities	$—	$(62,579)	$—	$6,835		$(55,744)

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$6,175	$—	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$224.49	$121.24
Natural Gas:
Forward Contracts (a)	650	—	Discounted cash flows	Natural gas forward price (per MMBtu)	$0.10	-	$0.13	$0.11
Total	$6,825	$—
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2022 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$26,132	$1,759	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$310.69	$163.92
Natural Gas:
Forward Contracts (a)	—	29,261	Discounted cash flows	Natural gas forward price (per MMBtu)	$(11.81)	-	$0.00	$(5.08)
Total	$26,132	$31,020
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2023	2022	2023	2022
Net derivative balance at beginning of period	$(1,279)	$4,546	$(4,888)	$(2,738)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(9,999)	1,179	(67,285)	10,473
Settlements	18,103	4,827	68,681	2,440
Transfers into Level 3 from Level 2	—	(144)	(1,289)	40
Transfers from Level 3 into Level 2	—	—	11,606	193
Net derivative balance at end of period	$6,825	$10,408	$6,825	$10,408
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$444,063	$55,253	$499,316		$327,887	$(23)
Available for sale-fixed income securities	693,510	311,624	1,005,134	(a)	623	(74,383)
Other	(17,110)	1,282	(15,828)	(b)	—	—
Total	$1,120,463	$368,159	$1,488,622		$328,510	$(74,406)

(a)As of September 30, 2023, the amortized cost basis of these available-for-sale investments is $1,079 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$487,240	$66,974	$554,214		$334,817	$(267)
Available for sale-fixed income securities	582,343	279,294	861,637	(a)	3,177	(68,795)
Other	3,827	963	4,790	(b)	—	(29)
Total	$1,073,410	$347,231	$1,420,641		$337,994	$(69,091)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$34,897	$—	$34,897
Realized losses	(11,568)	(547)	(12,115)
Proceeds from the sale of securities (a)	487,324	90,816	578,140
2022
Realized gains	$788	$—	$788
Realized losses	(6,908)	—	(6,908)
Proceeds from the sale of securities (a)	153,573	65,244	218,817

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$71,338	$—	$71,338
Realized losses	(28,454)	(547)	(29,001)
Proceeds from the sale of securities (a)	922,270	223,398	1,145,668
2022
Realized gains	$8,093	$—	$8,093
Realized losses	(26,582)	—	(26,582)
Proceeds from the sale of securities (a)	783,232	127,255	910,487

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at September 30, 2023, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$18,012	$59,191	$18,891	$96,094
1 year – 5 years	194,625	42,158	184,682	421,465
5 years – 10 years	163,662	—	2,788	166,450
Greater than 10 years	317,211	3,914	—	321,125
Total	$693,510	$105,263	$206,361	$1,005,134

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended September 30
Balance June 30, 2023	$(32,318)		$727	$(31,591)
OCI before reclassifications	—		659	659
Amounts reclassified from accumulated other comprehensive loss	498	(a)	—	498
Balance September 30, 2023	$(31,820)		$1,386	$(30,434)

Balance June 30, 2022	$(55,097)		$283	$(54,814)
OCI before reclassifications	—		513	513
Amounts reclassified from accumulated other comprehensive loss	1,001	(a)	—	1,001
Balance September 30, 2022	$(54,096)		$796	$(53,300)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Nine Months Ended September 30
Balance December 31, 2022	$(32,332)		$897	$(31,435)
OCI (loss) before reclassifications	(982)		489	(493)
Amounts reclassified from accumulated other comprehensive loss	1,494	(a)	—	1,494
Balance September 30, 2023	$(31,820)		$1,386	$(30,434)

Balance December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	(3,213)		1,772	(1,441)
Amounts reclassified from accumulated other comprehensive loss	3,002	(a)	—	3,002
Balance September 30, 2022	$(54,096)		$796	$(53,300)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended September 30
Balance June 30, 2023	$(15,547)
OCI before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	444	(a)
Balance September 30, 2023	$(15,103)

Balance June 30, 2022	$(36,221)
OCI before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	909	(a)
Balance September 30, 2022	$(35,312)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits
Nine Months Ended September 30
Balance December 31, 2022	$(15,596)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	1,332	(a)
Balance September 30, 2023	$(15,103)

Balance December 31, 2021	$(34,880)
OCI (loss) before reclassifications	(3,160)
Amounts reclassified from accumulated other comprehensive loss	2,728	(a)
Balance September 30, 2022	$(35,312)

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

APS has executed various energy storage purchased power lease agreements that allow APS the right to charge and discharge energy storage facilities. The first of these energy storage leases commenced in September 2023, and is classified as an operating lease. This agreement provides APS the use of the energy

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

storage facility through May 2043. APS pays a fixed monthly capacity price for rights to use the leased asset. APS does not operate or maintain the energy storage facility and has no purchase options or residual value guarantees relating to the lease asset. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components.

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost - Purchased Power & Energy Storage Lease Contracts	$81,456	$68,714	$117,111	$97,854
Operating Lease Cost - Land, Property, and Other Equipment	4,820	4,456	14,394	13,597
Total Operating Lease Cost	86,276	73,170	131,505	111,451
Variable lease cost (a)	48,572	42,188	113,296	103,493
Short-term lease cost	9,114	5,065	17,918	8,568
Total lease cost	$143,962	$120,423	$262,719	$223,512

(a)     Primarily relates to purchased power lease contracts.

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income.  Lease costs relating to purchased power and energy storage lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 4.  The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES.  Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable purchased power lease contracts.  Payments under most renewable purchased power lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements, we recognize lease costs during the periods of use.  Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	September 30, 2023
Year	Purchased Power & Energy Storage Lease Contracts	Land, Property & Equipment Leases	Total
2023 (remaining three months of 2023)	$30,520	$4,004	$34,524
2024	108,201	13,964	122,165
2025	124,968	11,480	136,448
2026	138,692	9,181	147,873
2027	164,613	7,154	171,767
2028	168,410	4,831	173,241
Thereafter	835,813	63,473	899,286
Total lease commitments	1,571,217	114,087	1,685,304
Less imputed interest	347,899	42,188	390,087
Total lease liabilities	$1,223,318	$71,899	$1,295,217

We recognize lease assets and liabilities upon lease commencement. At September 30, 2023, we have lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $7.1 billion over the terms of the arrangements. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expect lease commencement dates ranging from November 2023 through June 2025, with lease terms expiring through May 2045. As a result of these delays and other events, APS has received cash proceeds from the lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Condensed Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power cost through the PSA in the period proceeds are received. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$89,304		$86,323
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	599,281	(a)	14,533

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	10 years	7 years
Weighted average discount rate (b)	4.53%	2.21%

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

15.     Asset Retirement Obligations

During the nine months ended September 30, 2023, the Company revised its cost estimates for existing Asset Retirement Obligations (“ARO”) for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $36 million.
•Four Corners coal-fired power plant, which resulted in a decrease of approximately $7 million.
•Navajo coal-fired power plant, which resulted in an increase of approximately $8 million.
•Palo Verde received a new decommissioning study, which resulted in an increase to the ARO in the amount of $33 million, an increase in the plant in service of $34 million and an increase in the regulatory liability of $1 million.

APS battery energy storage systems may have asset retirement obligations for the removal of the asset. As of September 30, 2023, no asset retirement obligations have been recorded relating to these types of assets. We are evaluating these asset removal obligations, but do not expect the obligations will be significant.

See additional details in Notes 4 and 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the change in our asset retirement obligations for the nine months ended September 30, 2023 (dollars in thousands):

2023
Asset retirement obligations at January 1, 2023	$797,762
Changes attributable to:
Accretion expense	32,763
Settlements	(5,750)
Estimated cash flow revisions	70,405
Asset retirement obligations at September 30, 2023	$895,180

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See Note 4 for detail of regulatory liabilities.

16.     Sale of Bright Canyon Energy

On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary, BCE, to Ameresco. The transaction is accounted for as the sale of a business and is structured to close in multiple stages that are expected to be completed by the end of 2023, or a later date as permitted by the agreement. Certain investments and assets that BCE held as of September 30, 2023, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a newly-formed, wholly-owned subsidiary of Pinnacle West. The BCE Sale does not include a $31 million equity bridge loan relating to BCE’s Los Alamitos project, which was paid in full by Pinnacle West on August 4, 2023. Other than these retained investments and the debt instrument, all the BCE assets and liabilities are included in the BCE Sale and are expected to transfer to Ameresco as a result of the BCE Sale.

The first stage of the BCE Sale closed on August 4, 2023, with the carrying value of net assets transferred to Ameresco totaling $44 million, which included a $36 million construction term loan. See Note 3. The assets and liabilities transferred in this stage related to the BCE Los Alamitos project and were previously primarily classified as construction work in progress and current maturities of long-term debt, respectively. Our Condensed Consolidated Income Statement for the nine months ended September 30, 2023, includes a pretax gain of $6 million relating to this stage of the BCE Sale reported within other income.

As of September 30, 2023, our Condensed Consolidated Balance Sheets include $32 million of assets classified as held for sale, relating to the remaining assets of BCE that are expected to transfer to Ameresco in the second stage of the sale. These assets held for sale include BCE’s investment in the Kūpono Solar project, and other projects in various stages of development. The completion of the second stage of the BCE Sale is subject to various conditions precedent, including third-party consents. Prior to being classified as held for sale, these assets were primarily included in the other assets line item within the investments and other assets section on our Condensed Consolidated Balance Sheets. We measure assets held for sale at the lower of carrying value or fair value less cost to sell. For the nine months ended September 30, 2023, no impairment loss was recognized related to the assets classified as held for sale.

As of September 30, 2023, the Condensed Consolidated Balance Sheets include a $34 million note receivable from Ameresco relating to the initial stage of the BCE Sale, which is due by January 2024. The BCE Sale also provides for Pinnacle West to purchase approximately $28 million of investment tax credits that may be generated by the assets included in the BCE Sale from Ameresco by January 2024.

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

Inflation

Overall inflation has grown by 3.7% in Phoenix over the past twelve months to August 2023, matching the national inflation rate. The impacts from inflation have varied across separate categories of APS’s spending. Sharp price increases have begun to level off from the heightened market in the fourth quarter 2022; however, APS continued to see increases of up to 15% in the third quarter of 2023. APS has seen inflationary impacts in supply constrained categories related to electrical equipment, such as transformers, wire, and cable impacted by high utility demand outpacing manufacturing capacity. Inflation continues to impact service rates and spend categories through pass-through costs such as supplier’s increased material costs, cost of insurance, and wage rates.

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

Due to COVID-19, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020 until December 31, 2020. The suspension of disconnection of customers for nonpayment ended on January 1, 2021, and customers were automatically placed on eight-month payment arrangements if they had past due balances at the end of the disconnection period of $75 or greater. APS voluntarily began waiving late payment fees of its customers on March 13, 2020. Effective February 1, 2023, late payment fees for residential customers were reinstated, and late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. See Note 4 for additional information regarding the Summer Disconnection Moratorium.

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

2031 Goal: Exit Coal-Fired Generation. The plan to exit coal-fired generation by 2031 will require APS to stop relying on coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in lower annual carbon emissions, which were 24% lower in 2022 compared to 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units during 2025.

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

Consistent with the 2019 Rate Case decision, as of September 2023, APS has completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservations. To support the expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations, a census was conducted of the unelectrified homes and businesses in each that are also within APS service territory. The census work was fully completed in November 2022, and discussions regarding the use of the $1.25 million for electrification of homes and businesses on both the Navajo Nation and Hopi reservations are ongoing.

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

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners as early as fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. APS has elected not to begin seasonal operation in November 2023, due to market conditions.

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

In December 2020, APS issued two RFPs: (i) a battery storage RFP for projects to be located at two AZ Sun sites, and (ii) an all-source RFP that solicited resources to meet our clean energy needs and capacity to maintain system reliability, and was later amended to include a request for 150 MW of solar resources to be developed on APS property and owned by APS (collectively, the “December 2020 RFPs”). As a result of the December 2020 RFPs, APS executed two solar plus storage PPAs totaling 275 combined MW, a PPA for a 238 MW wind resource, and two energy storage PPAs for a combined 300 MW; extended an existing natural gas tolling agreement; and also executed an engineering, procurement, and construction contract in November 2021 for a 150 MW solar resource to be owned by APS and which entered into service in 2023.

In May 2022, APS issued an all-source RFP to address resource needs for 2025 and beyond (“2022 RFP”). The 2022 RFP solicited competitive proposals for approximately 1,000 MW to 1,500 MW of resources, including up to 600 MW to 800 MW of renewable resources to meet the needs of 2025 and 2026 while considering resources that can be online as late as 2027. The 2022 RFP stopped accepting bids on July 15, 2022, and APS sent notifications to shortlisted bidders on September 23, 2022. As a result of the 2022 RFP, and as of September 30, 2023, APS has signed five solar plus energy storage PPAs totaling 1,046 MW of solar resources, paired with approximately 1,087 MW of energy storage resources, another 630 MW of stand-alone energy storage, and a PPA for 216 MW of wind resources. One of the solar plus energy storage PPAs replaced two PPAs with qualifying facilities under the Public Utility Regulatory Policies Act of 1978, which were terminated due to project delays as discussed in Note 4. In addition to the renewable resources described above, the 2022 RFP also resulted in the extension of tolls at two merchant gas facilities.

On June 30, 2023, APS issued an all-source RFP (the “2023 RFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028. Bids from the 2023 RFP were received on September 6, 2023, and APS plans to execute agreements starting in late 2023 through 2024.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation or under development as of September 30, 2023. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	415	—
Purchased Power Agreements Renewables:
Solar	370	1,261
Wind	637	216
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	1,034	1,477
Total Distributed Energy: Solar (a)	1,572	90	(b)
Total Renewable Portfolio	3,021	1,567

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

In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon its evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. On August 2, 2021, APS executed a contract for an additional 60 MW of utility-owned energy storage to be located on APS’s AZ Sun sites. This contract completes the addition of storage on current APS-owned utility-scale solar facilities. These battery storage facilities have entered into service.

Additionally, in February 2019, APS signed two 20-year PPAs for energy storage totaling 150 MW. These PPAs were subject to ACC approval in order to allow for cost recovery through the Power Supply Adjustment (“PSA”). APS received the requested ACC approval on January 12, 2021, and service under the agreements is expected to begin in late 2023 and 2024.

As a result of the December 2020 RFPs, APS executed four 20-year PPAs for resources that include energy storage: (a) two PPAs for standalone energy storage resources totaling 300 MW, and (b) two PPAs for solar plus energy storage resources totaling 275 MW. The PPAs are also subject to ACC approval to enable cost recovery through the PSA. APS received the requested ACC approval for three out of four of the projects on December 16, 2021 and on April 13, 2022 for the remaining project. APS since terminated one energy storage PPA totaling 200 MW due to project delays. Service under a PPA for a solar plus energy storage resource of 60 MW began in 2023 and service for the remaining agreements is expected to begin in 2024.

As a result of the 2022 RFP, APS has executed five 20-year PPAs for solar plus storage resources totaling 1,046 MW of solar resources paired with approximately 1,087 MW of energy storage resources, and another four 20-year PPAs for stand-alone energy storage resources totaling 630 MW. The PPAs are subject to ACC approval to enable cost recovery through the PSA. All of these agreements have received approval to be recovered through the PSA. Service under these agreements is expected to begin in 2024 and 2025.

APS currently plans to install more than 2,400 MW of energy storage by 2025, including the energy storage projects under PPAs and AZ Sun retrofits described above. The remaining energy storage is expected to be made up of resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation or under development as of September 30, 2023. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	141	(a)	60	(b)
Purchase Power Agreements - Energy Storage	60		2,182
Customer-Sited Energy Storage	28		19
Total Energy Storage Portfolio	229		2,261

(a)     Includes 0.3 MW of APS-owned customer-sited batteries.
(b) Includes 60 MW of capacity that was mechanically completed in June 2023 but has not yet entered commercial operation as of September 30, 2023.

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

Wildfire safety remains a critical focus for APS and other utilities. We have increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. These programs contribute to customer reliability, responsible forest management and safe communities. With recent wildfire events in Hawaii and across North America, we have been and will continue to devote substantial efforts to analyzing and developing enhancements to our systems and processes to mitigate fire risk within our service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities. We also continue to evaluate policy and regulatory options as well as insurance programs to mitigate the impact of wildfire events.

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

Developing Clean Energy Technologies

Electric Vehicles

APS is making electric vehicle charging more accessible for its customers and helping Arizona businesses, schools and governments electrify their fleets. In 2021, APS continued its expansion of its Take Charge AZ Pilot Program. As of September 30, 2023, APS had installed 734 Level 2 (“L2”) charging ports at customer locations, with more stations expected to be added through 2023. The program provides charging equipment, installation, and maintenance to business customers, government agencies, non-profits, and multifamily housing communities. In addition to the L2 charging stations, APS has deployed DC fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona. The charging stations, which are open for public use, are located in Show Low, Sedona, Prescott, Globe, and Payson, Arizona. Each location features at least two 350 kilowatt DCFC ports. Charging at these stations will be accessible through the Electrify America charging network. APS has a goal to reach 450,000 light-duty electric vehicles in its service territory by 2030.

Additionally, as part of APS’s DSM Plan, APS has launched an Electric Vehicle Charging Demand Management Pilot Program to proactively address the growing electric demand from electric vehicle charging as electric vehicles become more widely adopted. This program includes the APS SmartCharge data gathering program, a $250 residential electric vehicle smart charger rebate for qualifying electric vehicle chargers, Fleet Advisory Services, and a $100 rebate to home builders for new homes to be built EV ready with 240V charging station garage outlets. APS filed its 2023 DSM Plan on November 30, 2022, which proposes two new programs, an expanded residential EV Managed Charging Program and a Commercial Make-Ready Program. The Commercial Make-Ready Program is intended to help reduce some of the high upfront cost for our customers installing DCFC stations and enables APS to deploy effective load management strategies at these commercial sites. The ACC has yet to decide on the 2023 DSM Plan.

The ACC ordered certain public service corporations, including APS, to develop a long-term, comprehensive statewide transportation electrification plan (“TE Plan”) for Arizona. The statewide TE Plan is intended to provide a roadmap for transportation electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS actively participated in the development of that plan, which was approved by the ACC in December 2021. In the decision, the ACC also ordered APS and another large Arizona electric public service corporation to each develop and submit for ACC approval their own TE Plans and corresponding budget for 2023. Accordingly, APS met its compliance obligation and filed both a

2023 TE Plan on June 1, 2022 and a supplemental TE Plan on November 30, 2022. The ACC has yet to decide on the 2023 TE Plan. APS filed its required annual TE progress reports on March 15 and its 2023 Mid-Year progress report on September 15, 2023. In accordance with an extension granted by the ACC, APS intends to file a 2024 TE Plan by November 30, 2023.

Hydrogen Production

The Southwest Clean Hydrogen Innovation Network (“SHINe”) regional hub was formed due to the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Bill, which was signed into law on November 15, 2021. Among other things, the IIJA included money for regional clean hydrogen hubs, and on February 15, 2022, the Department of Energy (“DOE”) announced a request for information to collect feedback from stakeholders to inform the implementation and design of the regional hubs.

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

On September 22, 2022, the DOE opened applications for the up to $7 billion program to create six to ten regional clean hydrogen hubs across the country. Concept papers for each regional hub were due by November 7, 2022, and AzCaNE submitted a concept paper for the SHINe regional hub, which also includes projects in Nevada. On December 27, 2022, the SHINe regional hub was one of thirty-three regional hubs encouraged to submit a full application by the DOE. SHINe’s full application was submitted to the DOE on April 7, 2023. On October 13, 2023, the DOE announced the seven regional hubs to be included in the program and SHINe was not chosen. APS is currently maintaining a participatory role in AzCaNE, but APS’s role, if any, in the SHINe regional hub’s future endeavors, if any, has yet to be determined.

Carbon Capture

Carbon Capture Utilization and Storage (“CCUS”) technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. CCUS technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology, particularly in regard to EPA’s proposed GHG rule. On May 24, 2023, the EPA proposed regulations for GHG emissions that would, among other things, require CCUS technologies for certain classifications of coal-, oil-, and natural gas-fired electricity generating units. See Note 8 for more information. APS cannot predict the outcome of this proposed rule.

Environmental, Social, and Governance (“ESG”) Practices

Pinnacle West has been integrating ESG practices into its core work for almost 30 years. As a business strategy, we seek solutions that provide “shared value,” meaning solutions that address societal and environmental challenges in a way that also delivers business value. Our commitment extends beyond implementing sustainability practices; we are dedicated to working with our stakeholders to identify and address the sustainability issues that we are uniquely positioned to impact through our business. In 2020, in support of our clean energy commitment and the growing focus on sustainability within our organization, we increased our efforts by dedicating a new Sustainability Department at Pinnacle West to integrating ESG best practices into the everyday work of the Company.

The Sustainability Department engaged the Electric Power Research Institute (“EPRI”) and leveraged input from employees, large customers, limited-income advocates, economic development groups, environmental non-governmental organizations, leading sustainability academics and other stakeholders to identify and assess the sustainability issues that matter most. In total, 23 Priority Sustainability Issues (“PSIs”) were identified and prioritized. The most critical category, Integral Shared Value, includes four issues deemed most important and most able to be impacted by our actions: clean energy, customer experience, energy access and reliability and safety and health. These Integral PSIs provide the foundation for informing our strategic direction, creating a framework for incorporating best practices and driving enterprise-wide alignment and accountability. The Company also focused on utility benchmarking best practices within these four Integral Shared Value PSIs. We are utilizing the benchmarking information to inform decisions about opportunities for improvement in our ESG performance.

The Company established a Social Issues Committee Framework to focus on strengthening our governance and consideration of social issues that arise. The purpose of the framework is to provide a process for considering emergent social issues, and for determining whether or how best to engage. The committee’s responsibility is to determine, using a set of principles grounded in the APS Promise and the PSIs, whether engagement on specific emergent social issues is appropriate and, if so, how best to engage.

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

On August 4, 2023, APS filed rejoinder testimony addressing the ACC Staff and intervenors’ surrebuttal testimonies. APS’s rejoinder testimony included final post-Test Year Plant values, reducing the revenue requirement increase to $377.7 million from $383.1 million. All other major provisions from APS’s rebuttal testimony were maintained in its rejoinder testimony.

APS requested that the increase become effective December 1, 2023. However, based on the current status of the proceeding, the rate effective date is currently anticipated to be in early 2024. The hearing for this rate case concluded in early October 2023. APS cannot predict the outcome of its request.

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

Additionally, consistent with the 2019 Rate Case decision, as of September 2023, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County Communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The

ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory. The census work was completed in November 2022 and disbursement of the $1.25 million for electrification of homes and businesses is planned to be finalized after discussions with the Navajo Nation and the Hopi Tribe are completed.

On November 24, 2021, APS filed an application for rehearing of the 2019 Rate Case with the ACC and the application was deemed denied on December 15, 2021, as the ACC did not act upon it. On December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals and a Petition for Special Action with the Arizona Supreme Court, requesting review of the disallowance of $215.5 million of Four Corners Power Plant (“Four Corners”) selective catalytic reduction (“SCR”) project investments and deferrals (see “Four Corners SCR Cost Recovery” below for additional information) and the 20-basis-point penalty reduction to the return on equity, among other things. On February 8, 2022, the Arizona Supreme Court declined to accept jurisdiction on APS’s Petition for Special Action. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20-basis-point penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC’s ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment. The Court remanded the issue to the ACC for further proceedings. The ACC requested an extension of the 30-day deadline to appeal the matter to the Arizona Supreme Court, and the Arizona Supreme Court granted the extension of the deadline to May 8, 2023. The ACC filed an appeal on May 8, 2023, and on May 15, 2023, requested a suspension of the case to allow for settlement discussions between the parties, which was approved by the Court.

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. The joint resolution provides for a new Court Resolution Surcharge (“CRS”) mechanism, which is designed to recover the $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the CRS mechanism, which became effective on July 1, 2023. The current CRS will be recalculated at the end of the 2022 Rate Case to remove the effects of the prospective recovery related to the allowable return on equity difference. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December of 2021 and June 20, 2023, $6.4 million of which has been collected as of September 30, 2023, will cease upon full collection of the lost revenue. Finally, recovery of ongoing costs related to the SCR investments will continue until the Company’s next rate case in which they can be incorporated therein. On July 18, 2023, the Sierra Club filed an application for rehearing of the Commission’s decision. The ACC did not act upon the application within the 20 days, and it was therefore denied by operation of law. Subsequently, the Sierra Club did not file a notice of appeal to the Arizona Court of Appeals, and the time for an appeal has expired.

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

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE’s strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  On August 4, 2023, Pinnacle West entered into a purchase and sale agreement with Ameresco, Inc. (“Ameresco”), pursuant to which we agreed to sell all of our equity interest in BCE to Ameresco (the “BCE Sale”). The BCE Sale is structured to close in multiple stages that are targeted to be complete by the end of 2023, or a later date as permitted by the agreement. The BCE Sale will result in Ameresco being the sole shareholder of BCE. Certain investment assets previously held by BCE have been reorganized such that they are no longer held by BCE, rather they are held under a new Pinnacle West subsidiary, Pinnacle West Power, LLC (“PNW Power”); this includes the TransCanyon joint venture and BCE’s indirect interests in two wind farms developed by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC. See Note 1 and Note 16.

In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. The joint venture, named TransCanyon, is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. See discussion above regarding the reorganization of these assets into a new subsidiary held by Pinnacle West, PNW Power.

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek and the 250 MW Nobles 2 wind farms. Clear Creek achieved commercial operation in May 2020 however, BCE determined in the fourth quarter of 2022 that its equity method investments was fully impaired. See Note 8 for a discussion of the Clear Creek wind farm impairment. Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term PPAs. BCE indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2. See discussion above regarding the reorganization of these assets into a new subsidiary held by Pinnacle West, PNW Power.

BCE started construction on a microgrid facility in Los Alamitos, California (“Los Alamitos”) featuring 31 MW of solar, 20 MWh of battery storage, and 3 MW of backup generators. See Note 3 regarding a credit agreement entered into by BCE to finance capital expenditures and related costs for this microgrid project. The BCE holding company owning the Los Alamitos project was transferred and sold to Ameresco on August 4, 2023. See Note 16 for more information.

BCE and Ameresco, Inc. jointly own a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024. On April 18, 2023, the Kūpono Solar special purpose entity, entered into a $140 million non-recourse construction financing agreement. The construction financing will convert into a sale leaseback agreement upon commercial operation of the project. As of September 30, 2023, the construction financing agreement required $40 million of sponsor equity, which has been funded by the project’s equity participants and which is subject to adjustment under the construction financing agreement. In connection with the financing, Pinnacle West has issued performance guarantees relating to the project. Pinnacle West’s investment in the Kūpono Solar project is targeted to transfer to Ameresco in connection with the BCE Sale by the end of 2023, or a later date as permitted by the purchase and sale agreement. See Note 16 for more information.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado committed to a $25 million investment in the Energy Impact Partners fund, which is an organization that focuses on fostering innovation and supporting the transformation of the utility industry. The investment will be made by El Dorado as investments are selected by the Energy Impact Partners fund. As of September 30, 2023, El Dorado has contributed approximately $16.9 million to the Energy Impact Partners fund. Additionally, El Dorado committed to a $25 million investment in AZ-VC (formerly the invisionAZ Fund), which is a fund focused on analyzing, investing, managing and otherwise dealing with investments in privately held early stage and emerging growth technology companies and businesses primarily based in the State of Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in the State of Arizona. As of September 30, 2023, El Dorado has contributed approximately $6.4 million to AZ-VC. The remainder of the investment will be contributed by El Dorado as investments are selected by AZ-VC.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the ninth-month period ended September 30, 2023, compared with the prior-year period. For the three years through 2022, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2023 and the average annual growth to be in the range of 1.5% to 2.5% through 2025 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.0% for the ninth-month period ended September 30, 2023, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.

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

For the three years through 2022, annual retail electricity sales growth averaged 2.5%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 1.0% to 3.0% for 2023 and that average annual growth will be in the range of 4.5% to 6.5% through 2025, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. This projected sales growth range includes the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to average annual growth in the range of 3.5% to 5.5% through 2025. Lower projected sales growth for 2023 compared to our prior update is primarily due to slower-than-expected growth in new data center customers and delays among several new, large manufacturing facilities, as well as weaker usage among residential customers.

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

Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.0% of the assessed value for 2023, 10.2% for 2022 and 10.7% for 2021. We expect property taxes to increase in 2023 due to higher plant balances related to expansion and improvements on our existing generation, transmission, and distribution facilities; partially offset by legislative changes reducing both property tax assessment ratios and rates in Arizona.

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

Operating Results — Three-month period ended September 30, 2023, compared with three-month period ended September 30, 2022.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2023, was $398 million, compared with consolidated net income attributable to common shareholders of $326 million for the prior-year period.  The results reflect an increase of approximately $65 million for the regulated electricity segment, primarily as a result of the effects of weather, CRS and LFCR revenue and other income. These positive factors were partially offset by higher interest charges, net of AFUDC, lower pension and other postretirement non-service credits, and higher depreciation and amortization expense mostly due to increased plant assets.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2023	2022	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,023	$913	$110
Operations and maintenance	(250)	(250)	—
Depreciation and amortization	(204)	(191)	(13)
Taxes other than income taxes	(53)	(53)	—
Pension and other postretirement non-service credits - net	10	25	(15)
Other income and expenses, net	16	4	12
Interest charges, net of allowance for borrowed funds used during construction	(88)	(63)	(25)
Income taxes	(57)	(53)	(4)
Less income related to noncontrolling interests (Note 6)	(4)	(4)	—
Regulated electricity segment income	393	328	65
All other	5	(2)	7
Net Income Attributable to Common Shareholders	$398	$326	$72

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $110 million higher for the three months ended September 30, 2023, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$78	$20	$58
CRS revenue (Note 4)	22	—	22
LFCR revenue (Note 4)	22	—	22
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	46	40	6
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	(1)	6
Lower transmission revenues (Note 4)	(4)	—	(4)
Retail revenue due to changes in usage patterns and impacts of energy efficiency and distributed generation, mostly offset by higher customer growth	(2)	(1)	(1)
Miscellaneous items, net	1	—	1
Total	$168	$58	$110

Operations and maintenance. Operations and maintenance expenses remained flat for the three months ended September 30, 2023, compared with the prior-year period primarily because of:

•A decrease of $19 million related to employee benefits;

•An increase of $6 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $4 million related to non-nuclear generation costs primarily due to higher operating costs and higher planned outages;

•An increase of $4 million related to transmission, distribution, customer service and other miscellaneous factors;

•An increase of $3 million in nuclear generation costs;

•An increase of $2 million related to information technology costs.

Depreciation and amortization. Depreciation and amortization expenses were $13 million higher for the three months ended September 30, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $15 million lower for the three months ended September 30, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. Other income and expenses, net were $12 million higher for the three months ended September 30, 2023, compared to the prior-year period primarily due to higher interest income and higher allowance for equity funds used during construction due to increased capital expenditures.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction, were $25 million higher for the three months ended September 30, 2023, compared to the prior-year period primarily due to higher debt balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $4 million higher for the three months ended September 30, 2023, compared with the prior-year period primarily due to increased income tax expense resulting from higher pre-tax income, which was partially offset by the timing of when on-going permanent tax items and credits are recognized through the effective tax rate, and Investment Tax Credit amortization from our Arizona Sun battery facilities, as well as and Production Tax Credits from our Agave Solar facility, both of which went into service in 2023.

All Other. All other items were $7 million higher for the three months ended September 30, 2023, compared with the prior-year period primarily due to the gain on the BCE Sale. See Note 16.

Operating Results — Nine-month period ended September 30, 2023, compared with nine-month period ended September 30, 2022.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2023, was $502 million, compared with consolidated net income attributable to common shareholders of $508 million for the prior-year period.  The results reflect a decrease of approximately $11 million for the regulated electricity segment, primarily as a result of higher operations and maintenance expense, higher interest charges, lower pension and other postretirement non-service credits, and higher depreciation and amortization expense mostly due to increased plant assets. These negative factors were partially offset by higher LFCR revenue, the effects of weather, higher other income, CRS revenue, and transmission revenue, and lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2023	2022	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,286	$2,137	$149
Operations and maintenance	(774)	(712)	(62)
Depreciation and amortization	(590)	(563)	(27)
Taxes other than income taxes	(168)	(165)	(3)
Pension and other postretirement non-service credits - net	30	74	(44)
Other income and expenses, net	49	25	24
Interest charges, net of allowance for borrowed funds used during construction	(245)	(187)	(58)
Income taxes	(74)	(84)	10
Less income related to noncontrolling interests (Note 6)	(13)	(13)	—
Regulated electricity segment income	501	512	(11)
All other	1	(4)	5
Net Income Attributable to Common Shareholders	$502	$508	$(6)

Operating revenues less fuel and purchased power expenses. Regulated electricity segment operating revenues less fuel and purchased power expenses were $149 million higher for the nine months ended September 30, 2023, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
LFCR revenue (Note 4)	$41	$—	$41
Effects of weather	45	12	33
CRS revenue (Note 4)	22	—	22
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	14	(6)	20
Higher transmission revenues (Note 4)	12	—	12
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	241	231	10
Higher retail revenue due to customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	14	6	8
Miscellaneous items, net	3	—	3
Total	$392	$243	$149

Operations and maintenance. Operations and maintenance expenses increased $62 million for the nine months ended September 30, 2023, compared with the prior-year period primarily because of:

•An increase of $26 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $25 million related to non-nuclear generation costs primarily due to higher operating costs and higher planned outages;

•An increase of $12 million related to nuclear generation costs;

•An increase of $10 million related to transmission, distribution, and customer service;

•An increase of $8 million related to information technology costs;

•A decrease of $28 million related to employee benefits largely due to decreased pension and other post-retirement service costs of $11 million and other miscellaneous factors. See “pension and other postretirement non-service credits, net” below for additional discussion; and

•An increase of $9 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $27 million higher for the nine months ended September 30, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $44 million lower for the nine months ended September 30, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. Other income and expenses, net were $24 million higher for the nine months ended September 30, 2023, compared to the prior-year period primarily due to higher interest income and higher allowance for equity funds used during construction due to increased capital expenditures.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction, were $58 million higher for the nine months ended September 30, 2023, compared to the prior-year period primarily due to higher debt balances, higher commercial paper balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures.

Income taxes.  Income taxes were $10 million lower for the nine months ended September 30, 2023, compared with the prior-year period primarily due to Investment Tax Credit amortization from our Arizona Sun battery facilities, and Production Tax Credits from our Agave Solar facility, both of which went into service in 2023.

All Other. All other items were $5 million higher for the nine months ended September 30, 2023, compared with the prior-year period primarily due to the gain on the BCE Sale. See Note 16.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2023, APS’s common equity ratio, as defined, was 50%.  Its total shareholder equity was approximately $7.4 billion and total capitalization was approximately $14.9 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$834	$1,032	$(198)
Net cash flow used for investing activities	(1,236)	(1,222)	(14)
Net cash flow provided by financing activities	412	187	225
Net change in cash and cash equivalents	$10	$(3)	$13

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2023	2022	Change
Net cash flow provided by operating activities	$890	$1,040	$(150)
Net cash flow used for investing activities	(1,227)	(1,188)	(39)
Net cash flow provided by financing activities	347	144	203
Net change in cash and cash equivalents	$10	$(4)	$14

Operating Cash Flows

Nine-month period ended September 30, 2023, compared with nine-month period ended September 30, 2022.  Pinnacle West’s consolidated net cash provided by operating activities was $834 million in 2023, compared to $1,032 million in 2022, a decrease of $198 million in net cash provided primarily due to $359 million higher fuel and purchased power costs, $177 million higher payments for operations and maintenance costs, $45 million higher interest payments and $13 million change in net collateral, partially offset by $379 million higher cash receipts from electric revenues and $17 million other changes in working capital.

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

Investing Cash Flows

Nine-month period ended September 30, 2023, compared with nine-month period ended September 30, 2022.  Pinnacle West’s consolidated net cash used for investing activities was $1,236 million in 2023, compared to $1,222 million in 2022, an increase of $14 million primarily related to increased capital expenditures and higher allowance for borrowed funds, partially offset by proceeds from the BCE sale. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:
Capital Expenditures
(dollars in millions)

	2023	2024	2025
APS
Generation:
Clean:
Nuclear Generation	$125	$120	$120
Renewables and Energy Storage Systems (“ESS”) (a)	200	345	400
Other Generation (b)	305	245	245
Distribution	590	530	530
Transmission	315	300	300
Other (c)	265	260	255
Total APS	$1,800	$1,800	$1,850

(a)APS Solar Communities program, energy storage, renewable projects, and other clean energy projects.
(b)Includes generation environmental projects.
(c)Primarily information systems and facilities projects.
Generation capital expenditures are comprised of various additions and improvements to APS’s clean resources, including nuclear plants, renewables and ESS. Generation capital expenditures also include additions and improvements to existing fossil plants. Examples of the types of projects included in the forecast of generation capital expenditures are additions of renewables and energy storage, and upgrades and capital replacements of various nuclear and fossil power plant equipment, such as turbines, boilers, and environmental equipment. We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2023, compared with nine-month period ended September 30, 2022.  Pinnacle West’s consolidated net cash provided by financing activities was $412 million in 2023, compared to $187 million in 2022, an increase of $225 million in net cash provided primarily due to $234 million in higher issuance of long-term debt and $117 million lower long-term debt repayments, partially offset by a net decrease in short-term borrowings of $118 million.

APS’s consolidated net cash provided by financing activities was $347 million in 2023, compared to $144 million in 2022, an increase of $203 million in net cash provided primarily due to $368 million in higher issuance of long-term debt, partially offset by a net decrease in short-term borrowings of $159 million.

Significant Financing Activities.  On October 18, 2023, the Pinnacle West Board of Directors declared a dividend of $0.88 per share of common stock, payable on December 1, 2023, to shareholders of record on November 1, 2023. This represents an increase in the indicated annual dividend from $3.46 per share to $3.52 per share.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2023, the ratio was approximately 58% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 27, 2023, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at September 30, 2023. See Note 3.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2023	2022
Mark-to-market of net positions at beginning of period	$96	$107
Increase (decrease) in regulatory liability	(130)	152
Mark-to-market of net positions at end of period	$(34)	$259

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at September 30, 2023, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2022 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2023	2024	2025	2026	2027	Total Fair Value
Observable prices provided by other external sources	$(11)	$(20)	$(10)	$—	$—	$(41)
Prices based on unobservable inputs	1	6	—	—	—	7
Total by maturity	$(10)	$(14)	$(10)	$—	$—	$(34)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2023		December 31, 2022
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$3	$(3)	$12	$(12)
Natural gas	58	(58)	55	(55)
Total	$61	$(61)	$67	$(67)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2023.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2023.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

The risk factor below is an update to our 2022 Form 10-K.

The impact of wildfires could negatively affect APS’s results of operations.

Wildfires have the potential to affect communities within APS’s service territory and the surrounding areas, as well as APS’s vast network of electric transmission and distribution lines and facilities. The potential likelihood of wildfires has increased due to many of the same weather and climate change impacts existing in Arizona as those that led to catastrophic wildfires in California. The continued expansion of the wildland urban interface has also increased wildfire risk to surrounding communities. While we proactively take steps to mitigate wildfire risk in the areas of our electrical assets, wildfire risk is always present due to APS’s expansive service territory. APS could be held liable for damages incurred as a result of wildfires if it was determined that they were caused by or enhanced due to any fault of APS. Wildfires could also lead to volatility in the market price of our common stock and increased risks of our credit ratings being downgraded and significant financial distress. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact APS’s financial condition, results of operations, or cash flows.

Item 5.    OTHER INFORMATION

Union Matters

Approximately 1,200 APS employees are union employees represented by the International Brotherhood of Electrical Workers (“IBEW”). On September 25, 2023, the IBEW membership ratified a new collective bargaining agreement (“CBA”) with APS. The new CBA became effective in October 2023. This new contract has a duration of three years and becomes amendable on April 1, 2026.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit (1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2009
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 2, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 2, 2023	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)