Form 10-K
period 2023-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2024-02-27
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$9,215,155,738	as of June 30, 2023
ARIZONA PUBLIC SERVICE COMPANY	$0	as of June 30, 2023

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of February 21, 2024:	113,427,367
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of February 21, 2024:	71,264,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 22, 2024 are incorporated by reference into Part III hereof.

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
i

GLOSSARY OF NAMES AND TECHNICAL TERMS

4CA	4C Acquisition, LLC, a subsidiary of the Company
AC	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
DC	Direct Current
DG	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DSM	Demand side management
EES	Energy Efficiency Standard
EGU	Electric generating unit
El Dorado	El Dorado Investment Company, a subsidiary of the Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GHG	Greenhouse gas
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
Palo Verde	Palo Verde Generating Station or PVGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PNW Power	Pinnacle West Power, LLC, a subsidiary of the Company
PPA	Power Purchase Agreement
PSA	Power Supply Adjustor
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
TCA	Transmission cost adjustor
TOU	Time of Use
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
ii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Item 1A and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

•uncertainties associated with the current and future economic environment, including economic growth rates, labor market conditions, inflation, supply chain delays, increased expenses, volatile capital markets, or other unpredictable effects;
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
•generation, transmission and distribution facilities and system conditions and operating costs;
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

PART I

ITEM 1.  BUSINESS

Pinnacle West

Pinnacle West is a holding company that conducts business through its subsidiaries.  We derive essentially all of our revenues and earnings from our wholly-owned subsidiary, APS.  APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.

Pinnacle West’s other subsidiaries are El Dorado, PNW Power, and 4CA.  BCE was a subsidiary of Pinnacle West, but was sold in January 2024. Additional information related to these subsidiaries is provided later in this report.

Our reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission, and distribution.

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.4 million customers.  We own or lease 6,491 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity.  During 2023, no single purchaser or user of energy accounted for more than 2.1% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
LAS VEGAS
FARMINGTON
FOUR CORNERS
New Mexico
KINGMAN
FLAGSTAFF
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
CASA GRANDE
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
Major APS Solar Power Plants

CS#2212051

Energy Sources and Resource Planning

To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2023 were as follows:

Demand Side Management: 15%
Nuclear: 22%
Purchased Power: 8%
Renewables*: 13%
Gas: 27%
Coal: 15%

*Renewables include energy from wind, solar, geothermal, biogas, biomass, and DG.

The share of APS’s energy supply being derived from clean resources was approximately 51% in 2023, which includes energy from nuclear, renewables and DSM.

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

APS’s Clean Energy Commitment consists of three parts:

•A 2050 goal to provide 100% clean, carbon-free electricity;
•A 2030 target to achieve a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A commitment to exit from coal-fired generation by 2031.

Among other strategies, APS intends to achieve these goals through various methods such as relying on Palo Verde, one of the nation’s largest producers of carbon-free energy; increasing clean energy resources, including renewables; developing energy storage; exiting from coal-generated electricity; managing demand with a modern interactive grid; promoting customer technology and energy efficiency; and optimizing regional resources. Management takes into consideration climate change and other environmental risks in its strategy development, business planning, and enterprise risk management processes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about APS’s Clean Energy Commitment.

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

APS prepares an annual inventory of GHG emissions from its operations. For APS’s operations involving fossil-fuel electricity generation and electricity transmission and distribution, APS’s annual GHG inventory is reported to the EPA under the EPA GHG Reporting Program. In addition to reporting to the EPA, we publicly report Scope 1 and 2, as well as a limited number of Scope 3, GHG emissions. This data is then communicated to the public in Pinnacle West’s annual Corporate Responsibility Report as performance data and in CDP Reports, which are available on our website (www.pinnaclewest.com/corporate-responsibility). The reports provide information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including Corporate Responsibility Reports and CDP Reports, is not incorporated by reference into or otherwise a part of this report.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2028 and 48% through 2029; 100% of Palo Verde’s requirements for conversion services through 2029 and 75% through 2030; 100% of Palo Verde’s requirements for enrichment services through 2026 and 28% for 2027; and 100% of Palo Verde’s requirements for fuel fabrication through 2027 for Unit 2 and Unit 1 and 2028 for Unit 3.

Spent Nuclear Fuel and Waste Disposal — The Nuclear Waste Policy Act of 1982 (“NWPA”) required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high-level waste generated by the nation’s nuclear power plants by 1998.  The DOE’s obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (the “Standard Contract”) with each nuclear power plant.  The DOE failed to begin accepting spent nuclear fuel by 1998.  The DOE had planned to meet its NWPA and Standard Contract disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada.  In June 2008, the DOE submitted its Yucca Mountain construction authorization application to the NRC, but in March 2010, the DOE filed a motion to dismiss with prejudice the Yucca Mountain construction authorization application.  Several legal proceedings followed challenging DOE’s withdrawal of its Yucca Mountain construction authorization application and the NRC’s cessation of its review of the Yucca Mountain construction authorization application, which were consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”). Following the D.C. Circuit’s August 2013 order, the NRC issued two volumes of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. Publication of these volumes does not signal whether or when the NRC might authorize construction of the repository. APS is directly involved in legal proceedings related to the DOE’s failure to meet its statutory and contractual obligations regarding acceptance of spent nuclear fuel and high-level waste.

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

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the United States Court of Federal Claims. The lawsuit sought to recover damages incurred due to DOE’s breach of the Standard Contract for failing to accept Palo Verde’s spent nuclear fuel and high-level waste from January 1, 2007 through June 30, 2011, pursuant to the terms of the Standard Contract and the NWPA. On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2025.

APS has submitted nine claims pursuant to the terms of the August 18, 2014 settlement agreement, for nine separate time periods during July 1, 2011 through October 31, 2022. The DOE has approved and paid $138.2 million for these claims (APS’s share is $40.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 3. On October 31, 2023, APS filed its tenth claim pursuant to the terms of the August 18, 2014, settlement agreement in the amount of $18.46 million (APS’s share is $5.4 million). In February 2024, the DOE approved $18.39 million of this claim.

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

Palo Verde has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, Palo Verde has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in November 2047. If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate expanding the ISFSI, or alternative storage solutions that may obviate the need to expand the ISFSI, to accommodate all of the fuel that will be irradiated during the period of extended operation.

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

Natural Gas and Oil Fueled Generating Facilities

APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near Palo Verde; Ocotillo, located in Tempe (discussed below); Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma. Several of the units at Yucca run on either gas or oil. APS has two oil-only power plants: Douglas, located in the town of Douglas, Arizona and Yucca GT-4 in Yuma, Arizona. APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District. APS has a total entitlement from these plants of 3,573 MW. A portion of the gas for these plants is financially hedged up to three years in advance of purchasing and that position is converted to a physical gas purchase one month prior to delivery. APS has long-term gas transportation agreements with three different companies, some of which are effective through 2052. Fuel oil is acquired under short-term purchases delivered by truck directly to the power plants.

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

Coal Fueled Generating Facilities

Four Corners — Four Corners is located in the northwestern corner of New Mexico and was originally a 5-unit coal-fired power plant. APS owns 100% of Units 1, 2 and 3, which were retired as of December 30, 2013. APS operates the plant and owns 63% of Four Corners Units 4 and 5. APS has a total entitlement from Four Corners of 970 MW. As part of APS’s Clean Energy Commitment, APS has committed to exit coal-fired generation as part of its portfolio of electricity generating resources, including Four Corners, by 2031.

NTEC, a company formed by the Navajo Nation to own the mine that serves Four Corners and develop other energy projects, is the coal supplier for Four Corners. The Four Corners co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016 through 2031 (the “2016 Coal Supply Agreement”).

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

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners as early as fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. As of the date of this report, APS has elected not to begin seasonal operation due to market conditions.

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

Solar Facilities

APS developed utility scale solar resources through the 180 MW ACC-approved AZ Sun Program, investing approximately $675 million in this program. These facilities are owned by APS and are located in multiple locations throughout Arizona. In addition to the AZ Sun Program, APS developed the 44 MW Red Rock Solar Plant and the 150 MW Agave Solar Plant, each of which it owns and operates. Two of our large customers purchase renewable energy credits from APS that are equivalent to the amount of renewable energy that Red Rock is projected to generate.

APS owns and operates more than thirty small solar systems around the state. Together they have the capacity to produce approximately 4 MW of renewable energy. This fleet of solar systems includes a 3 MW facility located at the Prescott Airport and 1 MW of small solar systems in various locations across Arizona. APS has also developed solar photovoltaic DG systems installed as part of the Community Power Project in Flagstaff, Arizona. The Community Power Project, approved by the ACC on April 1, 2010, was a pilot program through which APS owns, operates, and receives energy from approximately 1 MW of solar photovoltaic DG systems located within a certain test area in Flagstaff, Arizona. The pilot program is now complete and as part of the 2017 Rate Case Decision, the participants have been transferred to the Solar Partner Program described below. Additionally, APS owns 13 MW of solar photovoltaic systems installed across Arizona through the ACC-approved Schools and Government Program.

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

In the 2017 Rate Case Decision, the ACC also approved the “APS Solar Communities” program. APS Solar Communities (formerly AZ Sun II) is a three-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned DG systems on low to moderate income residential homes, non-profit entities, Title I schools, and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. Currently, APS has installed 14 MW of DG systems under the APS Solar Communities program. In the 2019 Rate Case decision, the ACC authorized APS to spend $20 million to $30 million in capital costs for the APS Solar Communities program each year for a period of three years from the effective date of the decision.

Renewable Energy Portfolio

To date, APS has a diverse portfolio of existing and planned renewable resources totaling 5,010 MW, including solar, wind, geothermal, biomass and biogas. Of this portfolio, 3,072 MW are currently in operation and 1,938 MW are under contract for development or are under construction. Renewable resources in operation include 415 MW of facilities owned by APS, 1,034 MW of long-term purchased power agreements, and an estimated 1,623 MW of customer-sited, third-party owned distributed energy resources.

On June 30, 2023, APS issued an All-Source Request for Proposal (“RFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028 (the “2023 RFP”). Bids from the 2023 RFP were received on September 6, 2023, and APS has started negotiations on multiple projects, including a 400 MW wind facility PPA that was signed in December 2023.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  See “Energy Sources and Resource Planning — Generation Facilities — Solar Facilities” above for information regarding APS-owned solar facilities and “Energy Sources and Resource Planning — Generation Facilities — Energy Storage” below for more information regarding APS-owned energy storage facilities.

The following table summarizes APS’s renewable energy sources currently in operation and under development as of December 31, 2023.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		6
Chino Valley	Chino Valley, AZ	2012		20

Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		38
Gila Bend	Gila Bend, AZ	2014		36
Luke AFB	Glendale, AZ	2015		11
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				180	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		44
Agave Solar	Arlington, AZ	2023		150
Distributed Energy:
APS Owned (a)	AZ	Various		37
Total APS Owned				415	—
PPAs
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
CO Bar Solar C	Coconino County, AZ	2025	20		206
Mesquite Solar 5	Tonopah, AZ	2023	20	60
Sunstreams 3	Arlington, AZ	2024	20		215
Sunstreams 4	Arlington, AZ	2025	20		300
Harquahala Sun	Tonopah, AZ	2025	20		300
Serrano Solar	Pima and Pinal County, AZ	2025	20		170
Yuma Solar Energy	Yuma County, AZ	2024	20		70
Wind:
Aragonne Mesa	Santa Rosa, NM	2022	20	200
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Chevelon Butte	Winslow, AZ	2023	20	238
Chevelon Butte II	Winslow, AZ	2024	20		216
West Camp Wind Farm	Navajo County, AZ	2025	20		400
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	25	14
Biogas:
NW Regional Landfill	Surprise, AZ	2012	20	3
Total PPAs				1,034	1,877
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		1,590	61
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				1,623	61
Total Renewable Portfolio				3,072	1,938
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

As noted above, on June 30, 2023, APS issued the 2023 RFP seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources, including energy storage, with a focus on in-service dates between 2026 and 2028.

APS currently plans to install more than 2,700 MW of utility scale energy storage by 2026, including through energy storage projects under PPAs and AZ Sun retrofits as well as through resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of December 31, 2023. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned Energy Storage	182	(a)	19	(b)
PPAs Energy Storage	60		2,182
Customer-Sited Energy Storage	30		20
Total Energy Storage Portfolio	272		2,221

(a)     Includes 0.3 MW of APS-owned customer-sited batteries.
(b)    Includes 19 MW of capacity that entered commercial operation in January 2024.

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

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2023, is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2025	46
Demand Response Agreement	Summer seasons through 2025	75
Tolling Agreement	May 1 through April 30, 2021-2025	463
Extension Term	May 1 through October 31, 2025-2032	525
Tolling Agreement	June 1 through September 30, 2020-2026	565
Extension Term	May 1 through October 31, 2026-2031	565
Tolling Agreement	June 1 through September 30, 2020-2026	570
Extension Term	May 1 through October 31, 2027-2034	570
Renewable Energy (b)	Various	1,063
(a)Up to 46 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.
(b)Does not include MW of capacity planned or under development. Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard.”
Current and Future Resources

Current Demand and Reserve Margin

Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2023 peak one-hour demand on its electric system was recorded on July 15, 2023, at 8,162 MW, compared to the 2022 peak of 7,587 MW recorded on July 11, 2022.  APS’s reserve margin at the time of the 2023 peak demand, calculated using system load serving capacity, was 18%.  For 2024, due to expiring purchased power contracts, APS is procuring market resources to maintain its minimum 16% planning reserve criteria.

Future Resources and Resource Plan

ACC rules require utilities to develop 15-year Integrated Resource Plans (“IRP”) which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary rule requirements and whether it should be acknowledged. APS was originally required to file its IRP by August 1, 2023. However, on May 1, 2023, APS, Tucson Electric Company, and UNS Electric, Inc., filed a joint request to extend the IRP filing due date to November 1, 2023, which the ACC granted on June 21, 2023. APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP. APS cannot predict the outcome of this matter. On October 4, 2023, the ACC updated the IRP processing timeline with a due date of August 30, 2024 for the ACC Staff Assessment and Proposed Order and an open meeting decision due date yet to be determined.

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

Western Energy Imbalance Market & Wholesale Market

In 2016, APS began to participate in the Western Energy Imbalance Market (“WEIM”), a voluntary, real-time optimization market operated by the CAISO. The WEIM allows for rebalancing supply and demand in 15-minute blocks and dispatching generation every five minutes, instead of the traditional one-hour blocks. APS continues to expect that its participation in WEIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS is participating in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool. APS also participated in the design and drafting of the tariff for the CAISO’s Extended Day-Ahead Market, which was approved by FERC in December 2023. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool. These efforts are driven by three objectives of reducing customer cost, improving reliability, and incorporating more clean energy on APS’s system.

Energy Modernization Plan

On July 30, 2020, the ACC Staff issued final draft energy rules, which proposed 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear power was defined as a clean energy resource. The proposed rules also required 50% of retail energy served be renewable by the end of 2035. On November 13, 2020, the ACC approved a final draft energy rules package which required additional procedural steps in the rulemaking process. In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments to the final energy rules. The adopted rules require 100% clean energy by 2070 and the following interim standards for carbon reduction from a baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider All-Source RFP requirements and the IRP process. During the August 2022 ACC Open Meeting, the ACC voted to postpone a decision on the All-Source RFP and IRP rulemaking package until 2023. On May 26, 2023, the ACC opened a new docket to review articles within the Arizona Administrative Code related to Resource Planning, the Renewable Energy Standard and Tariff, and Electric Energy Efficiency Standards. On January 9, 2024, the ACC approved a rulemaking process to begin on this matter. During the ACC Open Meeting on February 6, 2024, the ACC approved motions to direct ACC Staff to include recommendations to repeal the current Electric Energy Efficiency and Renewable Energy Standard rules during the rulemaking process. APS cannot predict the outcome of this matter. See Note 3 for additional information related to these energy rules.

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

A component of the RES is focused on stimulating development of DG systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed renewable energy requirement, which was waived by the ACC as a part of APS’s 2023 RES Implementation Plan, would have been 30% of the overall RES requirement of 13% in 2023. On June 7, 2021, the ACC approved the 2021 RES Implementation Plan. On July 1, 2021, APS filed its 2022 RES Implementation Plan, which was subsequently amended on December 9, 2021. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the ACC’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. On March 23, 2023, the ACC approved a policy statement that included information on how statewide community solar and storage programs should be structured, their location, and inclusion in RFPs. The remainder of the community solar program policy components were deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

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

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020 ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed, and the Governor signed, a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. APS cannot predict what impact, if any, this change will have on APS.

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy product to residential and general service customers in those service territories. APS opposes Green Mountain Energy’s application. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section (“Attorney General”) requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided insights on the applicable law. As the ACC’s questions pertained to the retail competition law subsequently repealed in April 2022, the Attorney General has not responded to the ACC’s request and the questions are now moot. No action has been taken by the ACC regarding this application since that time. However, on May 17, 2023, the Retail Energy Supply Association filed a motion with the ACC requesting it to re-open the generic docket to re-examine the ACC’s electric competition rules. No action has been taken by the ACC regarding this motion. APS cannot predict the outcome of these matters.

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

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  See Note 3 for information regarding APS’s transmission rates.  During 2023, approximately 7.4% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and natural gas.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Transmission and Delivery

APS continues to work closely with customers, stakeholders, and regulators to identify and plan for transmission needs that support new customers, system reliability, access to markets and clean energy development.  The capital expenditures table presented in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report includes new APS transmission projects, along with other transmission costs for upgrades and replacements, including those for data center and semi-conductor manufacturing development. To prioritize reliability and meet substantial growth in residential and commercial energy needs, APS has developed a future-focused, strategic transmission plan. This Ten-Year Plan includes five critical transmission projects that comprise the APS strategic transmission portfolio, which represents a significant upgrade to APS’s transmission system. These five projects, along with other projects included in the Ten-Year Plan, are intended to support growing energy needs, strengthen reliability, and allow for the connection of new resources.

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

In addition to federal legislative initiatives, state-specific initiatives may also impact our business. While Arizona has no pending legislation regulating GHGs, the California legislature enacted AB 32 and SB 1368 in 2006 to address GHG emissions. In October 2011, the California Air Resources Board (“CARB”) approved final regulations that established a state-wide cap on GHG emissions beginning on January 1, 2013, and established a GHG allowance trading program under that cap. The first phase of the program, which applies to, among other entities, importers of electricity, commenced on January 1, 2013. Under the program, entities selling electricity into California, including APS, must hold carbon allowances to cover GHG emissions associated with electricity sales into California from outside the state. APS is authorized to recover the cost of these carbon allowances through the PSA.

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

At this time, APS cannot predict the outcome of this rulemaking or when EPA will take final action. In addition, APS is continuing to evaluate this proposal and its potential impact on APS’s operations. Depending on the eventual outcome, the costs associated with APS’s operation of its current and future thermal power plants could materially increase, which could affect our financial condition, results of operations, or cash flows.

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. On January 11, 2022, EPA began issuing proposed decisions pursuant to this provision of the federal CCR regulations and APS anticipates receiving a proposed decision with respect to the Cholla facility in 2024.

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

We cannot at this time predict the outcome of these regulatory proceedings or when the EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS’s share of incremental costs was approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations in Note 11. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, APS cannot predict any ultimate impacts to the APS; however, at this time, APS does not believe that any potential changes to the cost estimate for Four Corners or Cholla would have a material impact on our financial condition, results of operations, or cash flows.

Effluent Limitation Guidelines. Based on the most recently finalized effluent limitation guidelines (“ELG”), published by EPA on October 13, 2020, APS completed an NPDES permit modification for Four Corners on December 1, 2023. The ELG standards finalized in October of 2020 relaxed the “zero discharge” standard for bottom ash transport waters EPA finalized in September of 2015. Nonetheless, on March 29, 2023, EPA proposed again for the bottom ash transport water ELG to shift back to a “zero discharge” standard. EPA anticipates finalizing these standards by spring or summer of 2024. In the event these standards are finalized as proposed, a further modification to the Four Corners NPDES permit would be required. We cannot at this time predict the outcome of this rulemaking nor whether future regulatory action by EPA would have impacts on our financial condition, results of operations, or cash flows.

Ozone National Ambient Air Quality Standards. On October 1, 2015, EPA finalized revisions to the primary ground-level ozone NAAQS at a level of 70 parts per billion (“ppb”).  Further, on December 23, 2020, EPA issued a final regulation retaining the current primary NAAQS for ozone, following a required scientific review process. With ozone standards becoming more stringent, our fossil generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.  EPA was expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017.  While EPA took action designating attainment and unclassifiable areas on November 6, 2017, the Agency’s final action designating non-attainment areas was not issued until April 30, 2018. At that time, EPA designated the geographic areas containing Yuma and Phoenix, Arizona as in non-attainment with the 2015 70 ppb ozone NAAQS. The vast majority of APS’s natural gas-fired EGUs are located in these jurisdictions. Areas of Arizona and the Navajo Nation where the remainder of APS’s fossil-fuel fired EGU fleet is located were designated as in attainment. We anticipate that revisions to the SIPs and FIPs implementing required controls to achieve the new 70 ppb standard will be in place between 2023 and 2024.  At this time, because proposed SIPs and FIPs implementing the revised ozone NAAQSs have yet to be released, APS is unable to predict what impact the adoption of these standards may have on APS. APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the NAAQS. Power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for nitrogen oxide emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced at this time that it was considering the inclusion of Arizona within a future regulatory action under the “good neighbor” provisions of the Clean Air Act.

APS cannot at this time predict the outcome of future “good neighbor” rulemakings by EPA or the extent to which such regulations, if they are finalized, may impact our financial condition, results of operations, or cash flows.

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

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending, which is on appeal to the U.S. Court of Appeals for the Ninth Circuit based on a U.S. District Court order dismissing cost recovery claims of approximately $20.7 million by a service provider for RID. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on our financial condition, results of operations, or cash flows.

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

Four Corners National Pollutant Discharge Elimination System Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019 filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and APS does not expect the outcome to have a material impact on our financial condition, results of operations, or cash flows.

Water Supply

Based on a declaration from the U.S. Bureau of Reclamation, as of January 1, 2024, Arizona’s supply of Colorado River water will be subject to a Tier 1 shortage. This shortage will result in a reduction to Arizona’s share of the Colorado River water by 28 percent or 792,000-acre feet. This reduction will largely be felt by central Arizona’s agricultural users, mainly in Pinal County. In light of pre-existing mitigation measures at the state level, the Tier 1 shortage is not expected at this time to materially impact water supplies for customers in APS’s service territory, nor materially impact water supplies used by APS’s fleet of generation resources. As drought conditions across the southwestern U.S. region continue to worsen, APS will monitor water availability necessary for continued Company operations and, as necessary, implement measures to mitigate risks associated with future Colorado River shortage declarations.

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

Although the above matters remain subject to further evaluation, APS does not expect that the described litigation will have a material adverse impact on its financial condition, results of operations, or cash flows.

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

Employee Safety

Our work and our decisions are anchored in safety – safety is the foundation of everything we do, and employee safety is our paramount responsibility as an employer. We develop safety practices and programs that ensure employees have safe and secure workplaces that allow them to perform at the highest levels. We use preventative programs such as the APS Moves program to help our workforce stay healthy and prepare them to perform tasks safely. Our comprehensive safety programs and our focus on human and organizational performance and injury case management contribute significantly to our strong safety performance. As we continue to improve our safety performance, our ultimate goal remains serious injury reduction. Our employees are expected to do the right thing and are empowered to speak up when there are better or safer ways of doing business, including stopping work to reassess or improve safety. Safety committees operate in organizations throughout the Company, providing opportunities for employees to positively impact their local safety cultures and performance.

Inclusion and Belonging

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

Each year since 2020, we have conducted company-wide executive listening sessions to provide employees with opportunities to be heard on their experiences at the Company. In 2019, we signed the UNITY Pledge in support of full inclusion and equality in employment, housing, and public accommodations for all Arizonans, including gay and transgender people. The UNITY Pledge reinforces our commitment to fostering an environment that recognizes our employees’ unique needs and celebrates the value of diverse perspectives. The Company sponsors eleven employee network groups that are intended to create a sense of inclusion and belonging for employees.

We continue to focus on hiring diverse employees as well as hiring employees from our veteran community. During 2023, 42% of external hires were ethnically or racially diverse, 35% were female and 8% were veterans. Additionally, as of December 31, 2023, 35% of our employees are ethnically or racially diverse, 26% are female, and 14% are veterans. Finally, as of December 31, 2023, 39% of the Company’s officers are female, and 18% are ethnically or racially diverse.

Succession Planning

Succession planning ensures that our Company is prepared to fill executive and other key leadership roles with capable, experienced employees who can lead us into the future with strong and sustainable performance. We continually revisit and revise succession plans to make certain qualified individuals are in place to move into critical positions. In addition, we provide each business unit of the Company with talent management strategies and development plans to meet its future leadership needs. Effective succession planning helps us identify employees with leadership potential, evaluate any gaps in education, skills and experience, and support employees in preparation for their next leadership roles. Officers and directors review succession plans, leadership opportunities, and retirement projections to ensure business continuity.

Talent Strategy and Development

We place significant focus on attracting and developing a skilled workforce. To attract and retain top talent, we provide formal professional development programs through blended learning education and leadership training. Our employees have access to a wide variety of training and development opportunities, including leadership academies, rotational programs, mentoring programs, industry certifications, and loaned executive programs. In 2023, we graduated 152 individuals from our three academies (Leadership Academy, Impact and Influence Academy, and Strategic Leadership Academy).

Talent pipelines help sustain our skilled workforce needs. Our pipeline strategy is driven by a robust portfolio of programs aimed at attracting early and mid-career talent. With over a dozen programs in effect, our talent pipelines include craft apprenticeships and engineering, rotational, and internship programs. We partner closely with specific colleges and universities, vocational schools, and organizations serving local communities to attract a large pool of qualified, diverse talent. Additionally, 2023 marked the launch of the Department of Defense SkillBridge program, which provides APS early access to transitioning military talent to fill open roles.

During 2023, we hosted 57 summer interns with an overall diversity rate of 67% and also comprised of 35% women. In addition to our summer program, 14 participated as Maintenance Interns, Radiation Protection Interns, and Pre-Apprentice Interns (programs specifically offered at Palo Verde).

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

Company Culture

In 2020, the Company launched the APS Promise, anchoring our commitment to our customers, community, and each other. The Promise explains our purpose, vision, and mission and the principles and behaviors that will empower us to achieve our strategic goals. It represents the opportunity to build on our cultural strengths and develop new behaviors to enable our future success. The APS Promise continues to be reinforced and integrated throughout our Company programs and messaging.

BUSINESS OF OTHER SUBSIDIARIES

PNW Power

On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary, BCE, to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to Pinnacle West Power, LLC (“PNW Power”), a newly-formed, wholly-owned subsidiary of Pinnacle West.

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

PNW Power’s investments also include minority ownership positions in two wind farms operated by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek and the 250 MW Nobles 2 wind farms. Clear Creek achieved commercial operation in May 2020; however, in the fourth quarter of 2022 PNW Power’s equity method investment was fully impaired. Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term PPAs. PNW Power indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

El Dorado

El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to the following:

•$25 million investment in the Energy Impact Partners fund, of which $16.7 million has been funded as of December 31, 2023. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which $6.3 million has been funded as of December 31, 2023. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

The remainder of these investment commitments will be contributed by El Dorado as each investment fund selects and makes investments.

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  PNW Power is incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2023
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	81
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,045
BCE	400 East Van Buren Street Phoenix, AZ 85004	2014	7	(a)
El Dorado	400 East Van Buren Street Phoenix, AZ 85004	1983	—
Total			6,133

(a)    See Note 20 for information related to the sale of Bright Canyon Energy.

The APS number includes employees at jointly-owned generating facilities (approximately 2,200 employees) for which APS serves as the generating facility manager.  Approximately 1,150 APS employees are union employees, represented by the International Brotherhood of Electrical Workers (“IBEW”). On September 25, 2023, the IBEW membership ratified a new collective bargaining agreement (“CBA”) with APS. The new CBA became effective in October 2023. This new contract has a duration of three years and becomes amendable on April 1, 2026.

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
Changes in laws or regulations that govern APS, new interpretations of laws and regulations, or the imposition of new or revised laws or regulations could have an adverse impact on the manner in which we operate our business and our results of operations. In particular, new or revised laws or interpretations of existing laws or regulations may impact or call into question the ACC’s permissive regulatory authority, which may result in uncertainty as to jurisdictional authority within our state, and uncertainty as to whether

ACC decisions will be binding or challenged by other agencies or bodies asserting jurisdiction. In November 2021, the Arizona Court of Appeals issued an opinion that called into question the ACC-approved limitation of liability provision found in the APS Service Schedules. APS sought review of the decision at the Arizona Supreme Court, which was denied; however, the Supreme Court depublished portions of the Court of Appeals’ decision. APS is seeking revised tariff language to mitigate potential adverse impacts on APS’s future, potential litigation exposure which may result from this court decision. We are unable to predict the impact on our business and operating results from any pending or future regulatory or legislative rulemaking.
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
Environmental Clean Up.  APS has been named as a PRP for Superfund sites in Phoenix, Arizona, and it could be named a PRP in the future for other environmental clean-up at sites identified by a regulatory body. APS cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up costs.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all PRPs.
Coal Ash. In December 2014, the EPA issued final regulations governing the handling and disposal of CCR, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste. APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. To the extent the rule requires the closure or modification of these CCR units, modification or changes to the manner of closure of such units, or the construction of new CCR units beyond what we currently anticipate, APS would incur significant additional costs for CCR disposal. In addition, the rule may also require corrective action to address releases from CCR disposal units or the presence of CCR constituents within groundwater near CCR disposal units above certain regulatory thresholds.
Ozone National Ambient Air Quality Standards. In 2015, the EPA finalized revisions to the NAAQS for ozone, which set new, more stringent standards on emissions of nitrogen oxide, a precursor to ozone, in an effort to protect human health and human welfare. Depending on the final attainment designations for the new standards and the state implementation requirements, APS may be required to invest in new pollution control technologies and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas. In addition, the EPA may in the future further increase the stringency of various NAAQS, including for ozone or other pollutants, such as particulate matter. With regard to even more stringent NAAQS requirements, additional control measures and compliance costs may become necessary for APS as well as its current and potential future customers.
APS cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’s customers, could have a material adverse effect on its financial condition, results of operations, or cash flows.  Due to current or potential future regulations or legislation coupled with trends in natural gas and coal prices, or other clean energy rules or initiatives, the economics or feasibility of continuing to own certain resources, particularly coal facilities, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement but cannot predict whether it would obtain such recovery. Such regulations may also act as a deterrent to future customer growth or create additional costs for existing customers, potentially slowing APS’s customer growth.
APS faces potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG emissions, as well as physical and operational risks related to climate effects.
Concern over climate change has led to significant legislative and regulatory efforts to limit CO2, which is a major byproduct of the combustion of fossil fuel, and other GHG emissions.
Potential Financial Risks — Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. Following a U.S. Supreme Court decision on June 30, 2022, which substantially narrowed EPA’s authority to regulate power plant GHG emissions under the Clean Air Act, on May 23, 2023, EPA proposed new GHG emission standards for power plants. In contrast to measures finalized in 2015, EPA’s May 2023 proposal is focused on limiting power plant GHG emissions through control mechanisms that can be implemented at individual power plant facilities. These mechanisms would include carbon capture and sequestration, hydrogen co-firing, natural gas co-firing, and limits on facility output, among other measures. EPA expects to take final action on this proposal in the spring or summer of 2024.
Depending on the outcome of future carbon emission rulemaking under the Clean Air Act targeting new and existing power plants, the utility industry may become subject to more stringent and expansive regulations. Depending on the means of compliance with federal emission performance standards, the electric utility industry may be forced to incur substantial costs necessary to achieve compliance. In addition, we anticipate that such regulations will be challenged in federal court prior to their implementation. Depending on the outcome of such judicial review, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or impose direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
Physical and Operational Risks. Weather extremes such as drought and high temperature variations are common occurrences in the southwestern United States’ desert area, and these are risks that APS considers in the normal course of business in the engineering and construction of its electric system. Large increases in ambient temperatures could require evaluation of certain materials used within its system and may represent a greater challenge. Limitations on water supplies necessary to operate electric generation infrastructure could arise from prolonged drought and shortage declarations associated with key surface water resources. As part of conducting its business, APS recognizes that the southwestern United States is particularly susceptible to the risks posed by climate change, which over time is projected to exacerbate high temperature extremes and prolong drought in the area where APS conducts its business.
Co-owners of our jointly owned generation and transmission facilities may have unaligned goals and positions due to the effects of legislation, regulations, economic conditions, or changes in our industry, which could have a significant impact on our ability to continue operations of such facilities.
APS owns certain of its power plants and transmission facilities jointly with other owners, with varying ownership interests in such facilities. Changes in the nature of our industry and the economic viability of certain plants and facilities, including impacts resulting from types and availability of other resources, fuel costs, legislation, and regulation, together with timing considerations related to the expiration of leases or other agreements for such facilities, could result in unaligned positions among co-owners. Differences in the co-owners’ willingness or ability to continue their participation could lead to the eventual shut down of units or facilities and uncertainty related to the resulting cost recovery of such assets. See Note 3 for a discussion of the Navajo Plant and Cholla retirement and the related risks associated with APS’s continued recovery of its remaining investment in the plant.
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
Apart from the impact on electricity demand, weather conditions related to prolonged high temperatures or extreme heat events present operational challenges. In the southwestern United States, where APS conducts its business, the effects of climate change are projected to increase the overall average temperature, lead to more extreme temperature events, and exacerbate prolonged drought conditions leading to the declining availability of water resources. Extreme heat events and rising temperatures are projected to reduce the generation capacity of thermal-power plants and decrease the efficiency of the transmission grid. These operational risks related to rising temperatures and extreme heat events could affect APS’s financial condition, results of operations, or cash flows.
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
Effects of Energy Conservation Measures and Distributed Energy Resources.  APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn impact the demand for electricity.  APS must also meet certain distributed renewable energy requirements.  A portion of APS’s total renewable energy requirement must be met with an increasing percentage of distributed renewable energy resources (generally, small-scale renewable technologies located on customers’ properties).  The distributed renewable energy requirement is 30% of the applicable RES requirement for 2012 and subsequent years (this requirement has been waived by the ACC for 2023).  Customer participation in distributed renewable energy programs would result in lower demand since customers would be meeting some of their own energy needs.
In addition to these rules and requirements, energy efficiency technologies and distributed energy resources continue to evolve, which may have similar impacts on the demand for electricity. Reduced demand due to these energy efficiency requirements, distributed energy requirements and other emerging technologies, unless substantially offset through ratemaking mechanisms, could have a material adverse impact on APS’s financial condition, results of operations and cash flows.

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 2.0% for the year ended December 31, 2023, compared with the prior-year period. For the three years through 2023, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2024 and the average annual growth to be in the range of 1.5% to 2.5% through 2026 based on anticipated steady population growth in Arizona during that period.
Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.5% for the year ended December 31, 2023, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.
For the three years through 2023, annual retail electricity sales growth averaged 2.7%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 2.0% to 4.0% for 2024 and that average annual growth will be in the range of 4.0% to 6.0% through 2026, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to 2024 growth in the range of 2.5% to 3.5% and to average annual growth in the range of 3.0% to 5.0% through 2026.
Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also now receiving unprecedented incremental requests for service from extra-large commercial energy users (over 25 MW) with very high energy demands that persist virtually around-the-clock. These incremental requests for service by extra-large energy users far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. In April 2023, APS notified prospective extra-large customers without existing commitments from APS that it is not able to commit at this time to their future extra-large projects (over 25 MW). Because of the high growth in demand for such projects, APS has developed a prioritization queue that identifies and prioritizes projects while maintaining system reliability and affordability for existing APS customers. APS is exploring available options for securing sufficient electric generation and transmission to meet these projections of future customer needs.
Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs and growth in DG, responses to retail price changes, changes in regulatory standards, and impacts of new and existing laws and regulations, including environmental laws and regulations. Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $5 million.
The operation of power generation facilities and transmission systems involves risks that could result in reduced output or unscheduled outages or could otherwise significantly impact APS’s results of operations.
The operation of power generation, transmission and distribution facilities involves certain risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency.  Unscheduled outages, including extensions of scheduled outages due to mechanical failures or other complications, occur from time to time and are an inherent risk of APS’s business.  Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by unexpected or uncontrollable events occurring on the larger transmission power grid, and the operation or failure of our facilities could adversely affect the operations of others.  Concerns over the physical security of these assets could include damage to certain of our facilities due to vandalism or other deliberate acts that could lead to outages or other adverse effects. If APS’s facilities operate below expectations, especially during its peak seasons, it may lose revenue or incur additional expenses, including increased purchased power expenses.
Additionally, as APS’s transmission infrastructure ages and its transmission system needs grow to support growth in our territory and in the Southwest, it will need to replace and expand certain portions of its transmission infrastructure, which requires significant investment of capital. Risks related to the timely completion of and costs associated with these projects may be exacerbated by a constrained supply chain limiting the availability of necessary parts and materials as well as APS’s use, in some cases, of older, obsolete, or unsupported equipment. Certain replacements and expansions of the transmission infrastructure will also require the acquisition or renewal of land leases, easements, or other rights-of-way that may require approvals from landowners, including individuals, governmental agencies, and, at times, tribal nations. APS is unable to predict the outcomes of any pending or future required approvals, including any related costs, which could be significant. If APS is unable to successfully manage the replacement and expansion of its transmission infrastructure, it could face increased equipment failures, power quality challenges, reputational impact, and financial loss.
The impact of wildfires could negatively affect APS’s results of operations.
Wildfires have the potential to affect communities within APS’s service territory and the surrounding areas, as well as APS’s vast network of electric transmission and distribution lines and facilities. The potential likelihood of wildfires has increased due to many of the same weather and climate change impacts existing in Arizona as those that led to catastrophic wildfires in California. The continued expansion of the wildland urban interface has also increased wildfire risk to surrounding communities. APS currently intends to implement a public safety power shutoff (“PSPS”) program in addition to its current fire mitigation efforts. While such technology is intended to mitigate fire risk, it also introduces additional risks to APS and its customers, such as claims for damages, and the timing and effectiveness of such fire mitigation efforts may be insufficient to prevent wildfires in APS’s expansive service territory and surrounding areas. APS could be held liable for damages incurred as a result of wildfires regardless of fault and may not be able to recover all or a substantial portion of any such damages or costs from insurance or through rates. In addition, we could also experience credit rating downgrades, reputational harm, volatility in the market for our common stock, and significant financial distress upon the occurrence of a wildfire event. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact APS’s financial condition, results of operations, or cash flows.
The inability to successfully develop, acquire or operate generation resources to meet future resource needs and load forecasts in accordance with reliability requirements and other new or evolving standards and regulations could adversely impact our business.
Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations, and the need to obtain various regulatory approvals create uncertainty surrounding our current and future generation portfolio. The current regulatory standards, laws, and regulations create strategic challenges as to the appropriate generation portfolio and fuel diversification mix. In addition, APS is required by the ACC to meet certain energy resource portfolio requirements, including those related to renewables development and energy efficiency measures, in addition to specific competitive resource procurement requirements. The development and operation of any generation facility is also subject to many risks, including those related to financing, siting, permitting, new and evolving technology, extreme weather events, workforce issues, cybersecurity attacks, supply chain constraints for critical spare parts, and the construction of sufficient transmission capacity to support these facilities among others. APS needs to develop or acquire new generation facilities, potentially modernize existing facilities, and/or contract for additional capacity in order to meet future resource needs and load forecasts. APS’s inability to do so could have a material adverse impact on our business and results of operations.
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
Assured supplies of water are important for APS’s generating plants.  Water in the southwestern United States is limited, and various parties have made conflicting claims regarding the right to access and use such limited supplies of water.  Both groundwater and surface water in areas important to the operation of APS’s generating plants have been and are the subject of inquiries, claims and legal proceedings.  In addition, the region in which APS’s power plants are located suffers from prolonged drought conditions, which could potentially affect the plants’ water supplies.  Climate change is also projected to exacerbate such drought conditions. In addition, Colorado River water supplies for Arizona are subject to a Tier 1 shortage declaration, which substantially limits the quantity of water available for the state. APS’s inability to access sufficient supplies of water, along with that of its customers, could have a material adverse impact on our business and results of operations.
We are subject to cybersecurity risks and risks of unauthorized access to our systems that could adversely affect our business and financial condition.
We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. In the regular course of our business, we handle a range of sensitive security, customer, and business systems information. There appears to be an increasing level of activity, sophistication, and maturity of threat actors, including from both nation-state and non-nation state actors, that seek to exploit potential vulnerabilities in the electric utility industry and wish to disrupt the U.S. bulk power system, our information technology systems, generation (including our Palo Verde nuclear facility), transmission and distribution facilities, and other infrastructure facilities and systems and physical assets. We have been and could be the target of attacks, and the aforementioned systems are critical areas of cyber protection for us.
We rely extensively on IT systems, networks, and services, including internet sites, data hosting and processing facilities, and other hardware, software and technical applications and platforms. Some of these systems are managed, hosted, provided, or used by third parties to assist in conducting our business. Malicious actors may attack vendors to disrupt the services these vendors provide to us or to use those vendors as a cyber conduit to attack us. As more third parties are involved in the operation of our business, there is a risk the confidentiality, integrity, privacy, or security of data held by, or accessible to, third parties may be compromised.
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
APS has an ownership interest in and operates on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the United States.  Palo Verde constitutes approximately 18% of APS’s owned and leased generation capacity.  Palo Verde is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems.  APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  APS may be required under federal law to pay up to $144.9 million (but not more than $21.6 million per year) of liabilities arising out of a nuclear incident not only at Palo Verde, but at any other nuclear power plant in the United States. In addition, APS is subject to retrospective premium adjustments under its nuclear property insurance policies with Nuclear Electric Insurance Limited (“NEIL”) for approximately $22.4 million if NEIL’s losses in any policy year exceed accumulated funds and if the retrospective premium assessment is declared by NEIL’s Board of Directors. Although APS has no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
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
Like many companies in the electric utility industry, our workforce is maturing, with approximately 28% of employees eligible to retire by the end of 2028. Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent. We are subject to other employee workforce factors, such as the availability and retention of qualified personnel and the need to negotiate collective bargaining agreements with union employees. These or other employee workforce factors could negatively impact our business, financial condition, or results of operations.
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
We have significant pension plan and other postretirement benefits plan obligations to our employees and retirees, and legal obligations to fund our pension trust and nuclear decommissioning trusts for Palo Verde.  We hold and invest substantial assets in these trusts that are designed to provide funds to pay for certain of these obligations as they arise.  Declines in market values of the fixed income and equity securities held in these trusts may increase our funding requirements for the related trusts.  Additionally, the valuation of liabilities related to our pension plan and other postretirement benefit plans are impacted by a discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations.  Changes in interest rates impact the discount rate and valuation of the plan liabilities, and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to OCI.  Changes in demographics, including increased number of retirements or changes in life expectancy and changes in other actuarial assumptions, may also result in similar impacts.  The minimum contributions required under these plans are impacted by federal legislation and related regulations.  Increasing liabilities or otherwise increasing funding requirements under these plans, resulting from adverse changes in legislation or otherwise, could result in significant cash funding obligations that could have a material impact on our financial condition, results of operations, or cash flows.
We recover most of the pension and other postretirement benefit expense and all of the currently estimated nuclear decommissioning costs in our regulated rates.  Any inability to fully recover these costs in a timely manner could have a material negative impact on our financial condition, results of operations, or cash flows.
Pending or future federal or state legislative or regulatory activity or court proceedings could increase the costs of providing medical insurance for our employees and retirees. Any potential changes and resulting cost impacts cannot be determined with certainty at this time.
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
General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; stagflation; deflation; supply chain constraints; unemployment trends; sanctions, trade restrictions, military interventions and the threat or possibility of war; terrorism or other global or national unrest; and political or financial instability. In particular, from 2021 to 2023, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty as to whether the rise in inflation will continue and for how long. Increases in inflation raise the Company’s costs for commodities, labor, materials and services. Additionally, global supply chains have been impacted, resulting in equipment delays and increased costs. A failure to recover the increased costs caused by increased inflation and supply chain constraints through our rates could have a material adverse impact on our financial condition, results of operations, or cash flows.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2023 fiscal year and that remain unresolved.

ITEM 1C. CYBERSECURITY

The Company prioritizes and maintains a high level of commitment to responsible and secure cybersecurity practices given the critical nature of its services and the potential consequences of a successful cyber-attack on the Company and the electric grid. A successful cyber-attack could have far-reaching consequences, from compromising the integrity of sensitive data to disrupting power supply. To that end, the Company implements a robust risk management, strategy, and governance regime aimed at ensuring effective controls are in place to identify, mitigate, remediate, and communicate cyber threats at appropriate levels within the organization.

APS’s cybersecurity group (the “Cybersecurity Group”) is comprised of cybersecurity analysts, engineers, architects, and others, led by the Director of Cybersecurity, who reports to APS’s Vice President, Operations Support. The Director of Cybersecurity has more than twenty years of experience in information technology and cybersecurity roles, with more than ten of those years at the Company. The Director of Cybersecurity also holds cybersecurity certifications from multiple certifying bodies and is active in utility cybersecurity professional organizations. The Cybersecurity Group has day-to-day responsibility for safeguarding the Company’s critical assets and assessing, identifying, and managing material risks from cybersecurity threats.

In fulfilling its responsibility, the Cybersecurity Group manages formal documented internal processes such as risk management and vulnerability scanning, as well as other processes, such as assessing threat intelligence, that include outside partners. Intelligence sharing comes from industry sources such as the Electricity Information Sharing and Analysis Center, government sources, as well as commercially purchased information sources. The Cybersecurity Group also engages third parties for assessments and audits of its systems periodically and as needed. Such assessments and audits may include, among other things, pre-production evaluation of technologies, overall program assessments, and compliance program assessments including audits by our regulators.

Depending on the products and services provided and the potential for data exchange and technology risk, we may require vendors and service providers to pass APS’s vendor risk management program, which sets forth security and data protection requirements, as a condition to doing or continuing to do business with us. For contracts with vendors that will handle or have access to certain sensitive data, APS requires contractual provisions setting forth cybersecurity controls, vulnerability management, secure development practices, and other security and data protection requirements. A subset of vendors that meet a predetermined risk profile due to strategic relationships, technology risk, or other factors is continually monitored by a third-party risk management service, and the Company annually reviews independent assessments of these vendors.

The Cybersecurity Group also has documented processes for identifying, responding to, and internally escalating cybersecurity incidents. Once an incident meets certain criteria, the Company’s Cybersecurity Incident Command or, in the most severe cases that impact the entire Company, the Corporate Emergency Operations Center is activated and formal response procedures are followed to address the incident. The Cybersecurity Group has a formal incident response plan that details response and escalation procedures, including activation of a Cybersecurity Disclosure Committee, consisting of the Chief Financial Officer and the General Counsel, to assess an incident’s materiality with input as needed from the Director of Cybersecurity, Chief Accounting Officer, Chief Information Officer, and others, including outside advisors.

Cybersecurity risk management has been integrated into the Company’s overall enterprise risk management program (the “Enterprise Risk Management Program”) through policies and processes that implement a risk management framework designed to identify, manage, and monitor business unit risks throughout the organization. The Enterprise Risk Management Program is overseen by an executive committee (the “Executive Risk Committee”), which meets at least quarterly and is comprised of members holding executive leadership positions in the Company, including the Chairman and Chief Executive Officer, President, and other Executive and Senior Vice Presidents, and is chaired and sponsored by the Chief Financial Officer. Every year, as a part of the Enterprise Risk Management Program, the top risks affecting the Company are identified. For 2023, cybersecurity was identified as a top risk. The applicable subject matter experts brief the Company’s Board of Directors on the status of all top enterprise risks at least once per year. Finally, the Nuclear and Operating Committee of the Company’s Board of Directors provides ultimate oversight of cybersecurity risk and also receives briefings at least twice per year from the Cybersecurity Group, and notable audit findings relating to cybersecurity are aggregated and provided to the Board of Directors’ Audit Committee.

To date, we do not believe there have been risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Pinnacle West or APS. However, there is no assurance that will continue to be the case. If a significant cybersecurity event or incident were to occur, our ability to fulfill our critical business functions and our business strategy, results of operations, and financial condition could all be materially impacted. See the risk factor entitled, “We are subject to cybersecurity risks and risks of unauthorized access to our systems that could adversely affect our business and financial condition” in Item 1A—Risk Factors for more information.

ITEM 2.  PROPERTIES

Generation Facilities

APS’s portfolio of owned generating facilities as of December 31, 2023 is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3	2		Coal	Base Load	387
Total Steam					1,357
Combined Cycle:
Redhawk	2		Gas	Load Following	1,088
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,975
Combustion Turbine:
Ocotillo (d)	7		Gas	Peaking	620
Saguaro	3		Gas	Peaking	189
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,598
Solar:
Cotton Center (e)	1		Solar	As Available	17
Hyder I (e)	1		Solar	As Available	17
Paloma (e)	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	20
Gila Bend (e)	1		Solar	As Available	36
Hyder II (e)	1		Solar	As Available	14
Foothills (e)	1		Solar	As Available	38
Luke AFB	1		Solar	As Available	11
Desert Star (e)	1		Solar	As Available	10
Red Rock	1		Solar	As Available	44
Agave Solar	1		Solar	As Available	150
APS Owned Distributed Energy			Solar	As Available	37
Multiple facilities			Solar	As Available	4
Total Solar					415
Total Capacity					6,491

(a)100% unless otherwise noted.
(b)APS’s 29.1% ownership in Palo Verde includes leased interests and is the largest capacity interest of all the participants. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Nuclear” in Item 1 for details regarding leased interests in Palo Verde. The other participants are Salt River Project, SCE, El Paso Electric Company, Public Service Company of New Mexico, Southern California Public Power Authority, and Los Angeles Department of Water & Power.
(c)The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), Tucson Electric Power Company (7%) and NTEC (7%).  The plant is operated by APS.
(d)Ocotillo Steam Units 1 and 2 were retired on January 10, 2019. Units 3 through 7 all went into service on or prior to May 30, 2019, which increased generation capacity by 510 MW.
(e)APS is under contract and currently plans to add battery storage at these AZ Sun sites. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for details related to these and other energy storage agreements.

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’s generating facilities.

See “Business of Arizona Public Service Company” in Item 1 for a map detailing the location of APS’s major power plants and principal transmission lines.

Transmission and Distribution Facilities

Current Facilities.  As of February 1, 2024, APS’s transmission facilities consist of approximately 5,832 pole miles of overhead lines and approximately 85 miles of underground lines, 5,772 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,289 miles of overhead lines and approximately 23,604 miles of underground primary cable (20,508 when excluding abandoned conductor), all of which are located in Arizona. APS also owns and maintains 485 substations, including both transmission and distribution yards. APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2023:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	63.2%
Palo Verde — Rudd 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.4%
Navajo Southern System	25.2%
Four Corners Switchyards	57.5%
Palo Verde — Yuma 500kV System	25.3%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	87.5%
Hassayampa — North Gila System	80.0%
Cholla 500kV Switchyard	85.7%
Saguaro 500kV Switchyard	60.0%
Kyrene — Knox System	50.0%
Agua Fria Switchyard	10.0%

Expansion.  Each year, APS prepares and files with the ACC a Ten-Year Transmission Plan.  In APS’s 2024 Ten-Year Plan, APS projects it will develop 109 miles of new transmission lines over the next 10 years. Additionally, APS plans to upgrade 730 miles of existing transmission lines over the same horizon. The 2024 Ten-Year Plan includes a new 28-mile 500kV line from the Jojoba substation to the Rudd substation. The purpose of this 500kV line project is to bring in a new source to the west and southwest parts of the Phoenix metropolitan area which is experiencing rapid economic development. This new source will provide customers in the area greater access to a diverse mix of resources from around the region. Additionally, the 2024 Ten-Year Plan includes the rebuild of both Four Corners to Pinnacle Peak 345kV lines which span 289 miles each. This rebuild will replace aging towers to ensure continued reliability and safety, increase important capability to the Metro Phoenix area, and improve access to a diverse mix of resources from the Four Corners region throughout the Southwest. The 2024 Ten-Year Plan includes numerous projects with the purpose to interconnect new renewable energy resources to the transmission system.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors, or in certain cases also by the Human Resources Committee, at any time.  The executive officers, their ages at February 27, 2024, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Jeffrey B. Guldner	58	Chairman of the Board, Chief Executive Officer and President of Pinnacle West	2019-Present
		Chairman of the Board and Chief Executive Officer of APS	2022-Present
		Chairman of the Board, Chief Executive Officer and President of APS	2021-2022
		Chairman of the Board and Chief Executive Officer of APS	2020-2021
		President of APS	2018-2020
		Executive Vice President, Public Policy of Pinnacle West	2017-2019
Elizabeth A. Blankenship	52	Vice President, Controller and Chief Accounting Officer of Pinnacle West and APS	2019-Present
		General Manager, Accounting Operations of APS	2019-2019
		Director, Accounting Operations of APS	2014-2019
Andrew D. Cooper	45	Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2022-Present
		Vice President and Treasurer of Pinnacle West and APS	2020-2022
		Director, Corporate Finance of Consolidated Edison Company of New York, Inc.	2017-2020
Jose L. Esparza	49	Senior Vice President, Public Policy of APS	2022-Present
		Vice President, Regulatory of APS	2022
		Officer and Senior Vice President, Customer Engagement and Information Technology of Southwest Gas	2019-2021
		Vice President, Customer Engagement of Southwest Gas	2012-2019
Theodore N. Geisler	45	President of APS	2022-Present
		Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2020-2022
		Vice President and Chief Information Officer of APS	2018-2020
Adam C. Heflin	60	Executive Vice President and Chief Nuclear Officer, PVGS, of APS	2022-Present
		Chief Executive Officer of Wolf Creek Nuclear Operating Corporation	2014-2019
Paul J. Mountain	46	Vice President and Treasurer of Pinnacle West and APS	2022-Present
		Vice President, Finance and Planning of Pinnacle West and APS	2020-2022
		General Manager, Finance of Pinnacle West	2017-2020
Robert E. Smith	54	Executive Vice President, General Counsel and Chief Development Officer of Pinnacle West and APS	2021-Present
		Senior Vice President and General Counsel of Pinnacle West and APS	2018-2021
Jacob Tetlow	51	Executive Vice President, Operations of APS	2021-Present
		Senior Vice President, Non-Nuclear Operations of APS	2020-2021
		Vice President, Transmission and Distributions Operations of APS	2017-2020

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange under stock symbol PNW.  At the close of business on February 21, 2024, Pinnacle West’s common stock was held of record by approximately 14,476 shareholders.

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  At December 31, 2023, APS did not have any outstanding preferred stock.

Stock Performance Chart

This graph compares the cumulative total shareholder return on Pinnacle West’s common stock during the five years ended December 31, 2023, to the cumulative total returns on the S&P 500 Index and the Edison Electric Index. The comparison assumes that $100 was invested on December 31, 2018, in Pinnacle West’s common stock and in each of the indices shown and that all of the dividends were reinvested.

$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
Pinnacle West Common Stock
Edison Electric Institute Index
S&P 500 Index

	Year Ended December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Pinnacle West Common Stock	$100	$109	$101	$93	$105	$104
Edison Electric Institute Index	$100	$126	$124	$146	$147	$134
S&P 500 Index	$100	$131	$156	$200	$164	$207

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Consolidated
Financial Statements and APS’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. This discussion provides a comparison of the 2023 results with 2022 results. For the discussion of 2022 compared to 2021, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pinnacle West Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, which specific discussion is incorporated herein by reference. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A.

OVERVIEW
Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $25 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

Pinnacle West derives essentially all of our revenues and earnings from our principal subsidiary, APS. APS is Arizona’s largest and longest-serving electric company that generates safe, affordable and reliable electricity for approximately 1.4 million retail customers in 11 of Arizona’s 15 counties. APS is also the operator and co-owner of Palo Verde — a primary source of electricity for the southwestern United States.
Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to APS’s clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; and (iii) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants (“Nuclear PTC”), available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury have issued preliminary guidance related to various provisions of the IRA that have enabled APS to claim credits related to its 2023 solar and battery investments. The Company continues to await regulations and other guidance, including with respect to the Nuclear PTC, which will provide additional details and clarifications regarding how the Company may be able to claim IRA tax credits in future years.

In addition, the IRA contains several provisions which could create additional tax liabilities for corporations, including a 15% corporate alternative minimum tax for corporations with net profits in excess of $1 billion and a 1% excise tax on stock buybacks. We currently do not believe the Company will be subject to any material tax liabilities as a result of these legislative provisions.

Strategic Overview

Our strategy is to create a sustainable energy future for Arizona that delivers shareholder value and shared value by serving our customers with reliable, affordable, and clean energy.

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience, while demonstrating compassion and advocacy for its customers. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings to achieve a first quartile ranking in its peer set comprised of large investor-owned utilities. APS has made noteworthy progress on that front.

As previously disclosed, APS’s JDP Residential rankings for overall customer satisfaction improved in each of 2020, 2021, and 2022, and have improved again in 2023. At the end of 2023, APS’s residential customer satisfaction ranked in the second quartile among large investor-owned utilities, and its business customer satisfaction ranked in the second quartile of utilities nationally.

Reliable

While our energy mix evolves, APS’s obligation to deliver reliable service to our customers remains. APS is managing through significant growth in the Phoenix metropolitan area while experiencing supply chain issues similar to other industries.

Planned investments will support operating and maintaining the grid, updating technology, accommodating customer growth, and enabling more renewable energy resources. To prioritize reliability and meet substantial growth in residential and commercial energy needs, APS has developed a future-focused, strategic transmission plan. This Ten-Year Plan includes five critical transmission projects that comprise the APS strategic transmission portfolio, which represents a significant upgrade to APS’s transmission system. These five projects, along with other projects included in the Ten-Year Plan, are intended to support growing energy needs, strengthen reliability, and allow for the connection of new resources.

Our advanced distribution management system allows operators to locate outages and control line devices remotely and helps them coordinate more closely with field crews to safely maintain an increasingly dynamic grid. The system will also integrate a new meter data management system that will increase grid visibility and give customers access to more of their energy usage data.

Wildfire safety remains a critical focus for APS and other utilities. We have increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. We also increased spend on mitigating the risk associated with trees that could cause hazards, resulting in more of these trees being removed before they could cause outages or wildfires. These programs contribute to customer reliability, responsible forest management and safe communities. With recent wildfire events in Hawaii and across North America, we have been devoting and will continue to devote substantial efforts to analyzing and developing enhancements to our systems and processes to mitigate fire risk within our service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities. APS completed implementation of best-in-class fire modelling software that we are utilizing to more surgically identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. APS also currently intends to implement a public safety power shutoff (“PSPS”) program for this upcoming fire season, leveraging the additional real-time analysis provided by the new modelling software. We continue to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Maintaining reliability and affordability for our customers during the clean energy transition is fundamental to our strategy. As a critical partner to the large quantity of renewables and energy storage we are adding to our system, natural gas generation will play an important role in maintaining reliability for our customers. One example is the 2019 addition of new natural gas units at the modernized Ocotillo Power Plant to provide cleaner-running and more efficient units. Additionally, efficiency improvements to gas units at the Redhawk and Sundance Power Plants are planned for completion prior to the summer of 2024.

As part of a balanced energy portfolio, these flexible resource additions support reliability by responding quickly to the variability of solar generation and delivering energy in the late afternoon and early evening when solar production declines as the sun sets and customer demand peaks. Complementary to and in support of the transition to renewable resources, APS continues to evaluate options to meet growing energy demand and ensure grid reliability, including through upgrades to and/or modernization of additional existing natural gas facilities.

In October 2021, APS announced plans to evaluate regional market solutions as part of the informal Western Markets Exploratory Group (“WMEG”). As a member of WMEG, APS is exploring the potential for a staged approach to new market services, including day-ahead energy sales, transmission system expansion, and other power supply and grid solutions consistent with existing state regulations. WMEG hopes to identify market solutions that can help achieve carbon reduction goals while supporting reliable, affordable service for customers. APS is unable to predict the outcome of these discussions.

APS will go live with a new Energy Management System (“EMS”) in March of 2024. The new EMS will better allow for integration of the renewable and energy storage assets into the APS’s generation resources. This integration will allow APS to maximize the flexibility of our resources and fully engage in the Energy Imbalance Market. It also better positions APS to participate in market opportunities that may develop through the next decade.

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

Affordable

APS continues to focus on mitigating the cost pressures related to the current inflationary environment. Overall inflation grew by 2.7% in Phoenix and 3.4% nationally during 2023. In 2022, overall inflation grew by 9.5% in Phoenix and 6.5% nationally. The impacts from inflation have varied across separate categories of APS’s spending, including increases of up to 15% in 2023. APS has seen inflationary impacts in supply constrained categories related to electrical equipment, such as transformers, wire, and cable impacted by high utility demand outpacing manufacturing capacity. Inflation continues to impact service rates and spend categories through pass-through costs such as supplier’s increased material costs, cost of insurance, and wage rates.

APS’s customer affordability initiative includes internal opportunities, such as training and mentoring employees on identifying efficiency opportunities; maintaining an inventory to take advantage of lower pricing and avoid expediting fees; entering into long-term contracts to hedge against price volatility, which has allowed APS to mitigate against procurement spend areas such as transformers; and implementing automation technologies to enhance efficiencies and increase data-oriented decision making.

There are also external opportunities under APS’s customer affordability initiative, such as APS’s participation in the Western Energy Imbalance Market (“WEIM”). WEIM continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in WEIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS is participating in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool. APS also participated in the design and drafting of the tariff for the CAISO’s Extended Day-Ahead Market, which was approved by FERC in December 2023. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool. These efforts are driven by three objectives of reducing customer cost, improving reliability, and incorporating more clean energy on APS’s system.

In terms of generation affordability, every three years, APS performs a comprehensive study, called an Integrated Resource Plan, to identify how much energy our customers will need over the next 15 years and what resources will be used to meet those needs. In developing the IRP, APS considers factors that include how much economic growth is expected, what new technologies might be available and how weather can impact the demand for energy. These inputs are then used to develop a plan that prioritizes reliability, affordability, and a clean, balanced energy mix.

In November 2023, APS released its latest IRP, which shows that energy demand is growing at an unprecedented rate. This is due to continued residential and commercial customer growth throughout Arizona. To keep pace with the fast-growing demand for electricity and maintain reliability, APS needs to add new electricity generating resources. To ensure that the most affordable and reliable solutions are selected, APS issued All-Source Request for Proposals (“RFPs”) in 2022 and 2023. These RFPs are open to all technologies, including customer-scale (behind the meter) and utility-scale (front of the meter) resources. Through this process, APS has consistently found that clean resources like wind and solar, when coupled with energy storage technology, are among the most affordable options available today. Over the long term, these resources are expected to provide the greatest value as part of a diverse energy mix.

In addition to managing the cost of electricity generation, APS has continued building upon existing cost management efforts, including a customer affordability initiative launched in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and achieving internal efficiencies. APS continues to drive this initiative by identifying opportunities to streamline its business processes, mitigate cost increases, increase employee retention, and improve customer satisfaction.

Clean Energy Commitment

We are committed to doing our part to build a clean and carbon-free future. As Arizona stewards, we do what is right for the people and prosperity of Arizona. Our vision is to create a sustainable energy future for Arizona by providing reliable, affordable, and clean energy to our customers. We can accomplish our vision by collaborating with customers, communities, employees, policymakers, shareholders, and other stakeholders. Our clean energy commitment is based on sound science and supports continued growth and economic development while maintaining reliability and affordable prices for APS’s customers.

APS’s clean energy commitment consists of three parts:

•A 2050 goal to provide 100% clean, carbon-free electricity;
•A 2030 target to achieve a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A commitment to exit from coal-fired generation by 2031.

APS’s ability to successfully execute its clean energy commitment depends upon a number of important external factors, including a supportive regulatory environment, sales and customer growth, development of clean energy technologies, and continued access to capital markets among others.

2050 Goal: 100% Clean, Carbon-Free Electricity. Achieving a fully clean, carbon-free energy mix by 2050 is our aspiration. Achieving this 2050 goal will require, among other things, innovative thinking, emergent clean energy and storage technologies, upgrades and expansions to the grid, and supportive public policy.

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean and plans to continue to add more renewables and energy storage. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix, which includes all carbon-free resources like nuclear, renewables, and demand-side management. “Renewable” energy includes generation resources such as solar, wind, and biomass, and is measured in accordance with the ACC’s Renewable Energy Standard as a percentage of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward a 100% clean, carbon-free energy mix by 2050.

2031 Goal: Exit Coal-Fired Generation. The plan to exit coal-fired generation by 2031 will require APS to stop relying on coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in annual carbon emissions that were 24% lower in 2022 compared to 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units during 2025.

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners as early as fall 2023, subject to the necessary governmental approvals and conditions associated with changes in plant ownership. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. As of the date of this report, APS has elected not to begin seasonal operation due to market conditions.

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

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas, that supports our commitment to clean energy. This commitment is already strengthened by Palo Verde, one of the nation’s largest carbon-free, clean energy resource, which provides the foundation for reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new facilities, procurement of new facilities to be owned by APS, and the ongoing development of distributed energy resources. This balance will ensure an appropriately diverse portfolio designed to achieve the same operational reliability and customer affordability as APS’s near-term strategies. In addition, APS is actively seeking to include future facility purchase options in its PPAs that will enable investments with greater financial flexibility.

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

On June 30, 2023, APS issued an RFP (the “2023 RFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028. Bids from the 2023 RFP were received on September 6, 2023, and APS has started negotiations on multiple projects, including a 400 MW wind facility PPA that was signed in December 2023.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation or under development as of December 31, 2023. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	415	—
PPAs Renewables:
Solar	370	1,261
Wind	637	616
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total PPAs	1,034	1,877
Total Distributed Energy: Solar (a)	1,623	61	(b)
Total Renewable Portfolio	3,072	1,938
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

As noted above, on June 30, 2023, APS issued the 2023 RFP seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources, including energy storage, with a focus on in-service dates between 2026 and 2028.

APS currently plans to install more than 2,700 MW of utility scale energy storage by 2026, including through energy storage projects under PPAs and AZ Sun retrofits as well as through resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation and under development as of December 31, 2023. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned Energy Storage	182	(a)	19	(b)
PPAs Energy Storage	60		2,182
Customer-Sited Energy Storage	30		20
Total Energy Storage Portfolio	272		2,221
(a)    Includes 0.3 MW of APS-owned customer-sited batteries.
(b)    Includes 19 MW of capacity that entered commercial operation in January 2024.

Palo Verde. Palo Verde, one of the nation’s largest carbon-free, clean energy resources, will continue to be a foundational part of APS’s resource portfolio. Palo Verde is not just the cornerstone of our current clean energy mix; it also is a significant provider of clean energy to the southwestern United States. The plant is a critical asset to the Southwest, generating more than 32 million MWh annually – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

Developing Clean Energy Technologies

Electric Vehicles

As a part of the statewide transportation electrification plan (“TE Plan”) approved by the ACC in 2021, APS has a goal of supporting 450,000 light-duty electric vehicles (“EV”) in its service territory by 2030. In furtherance of this goal, through its Take Charge AZ Pilot Program, and as of December 31, 2023, APS installed 758 Level 2 charging ports at 183 customer locations and DC fast charging stations that are owned and operated by APS at five locations in Arizona. In December 2023, the ACC voted to discontinue the Take Charge AZ Pilot Program (“TCAZ”) while allowing APS to complete projects that were already underway.

Additionally, as part of APS’s DSM Plan, APS launched an Electric Vehicle Charging Demand Management Pilot Program to proactively address the growing electric demand from charging as EVs become more widely adopted. The EV related programs in the DSM Plan also include the APS SmartCharge data gathering program, Fleet Advisory Services, and a $100 rebate to home builders for new homes to be built EV-ready with 240V charging station garage outlets. APS filed its 2024 DSM Plan on November 30, 2023. The 2024 DSM Plan includes APS’s 2024 TE Plan and, among other things, proposes two new programs: an expanded residential EV Charging Demand Management Program, and a Commercial EV Make-Ready Program. The ACC has yet to decide on the 2024 DSM Plan.

Hydrogen Production

On May 12, 2022, Arizona’s three public universities, along with four Arizona energy providers, including APS, announced the formation of a new, interdisciplinary coalition, called the Arizona Center for a Carbon Neutral Economy (“AzCaNE”), with the goal of achieving a carbon neutral economy in Arizona. AzCaNE’s first action was to pursue an Arizona-led approach to securing regional clean hydrogen hub funding. Leading professionals from the seven founding participants, along with representatives of Arizona, the Navajo Nation and companies working to develop a hydrogen ecosystem within Arizona, make up the Governance Committee for AzCaNE’s efforts. AzCaNE submitted an initial hydrogen hub concept paper to the DOE, which in turn encouraged the submission of a full application for funding. In response, AzCaNE formed the Southwest Clean Hydrogen Innovation Network (“SHINe”) and submitted an application for funding its behalf. SHINe was not, however, selected as one of the seven regional hubs to be awarded funding by DOE. APS is currently maintaining a participatory role in AzCaNE as the organization continues to explore ways to educate stakeholders and promote low-carbon technologies.

Carbon Capture

Carbon Capture Utilization and Storage (“CCUS”) technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. CCUS technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology, particularly in regard to EPA’s proposed Greenhouse Gas (GHG) rule. On May 23, 2023, the EPA proposed regulations for GHG emissions that would, among other things, require CCUS technologies for certain classifications of coal-, oil-, and natural gas-fired electricity generating units dependent upon a variety of factors including retirement date and operating capacity. See Note 10 for more information.

Sustainability Practices

In 2020, in support of our clean energy commitment and the growing focus on sustainability within our organization, we increased our focus on sustainability by dedicating a new Sustainability Department at Pinnacle West responsible for integrating responsible business practices into the everyday work of the Company.

The Sustainability Department engaged the Electric Power Research Institute (“EPRI”) and leveraged input from employees, large customers, limited-income advocates, economic development groups, environmental non-governmental organizations, leading sustainability academics and other stakeholders to identify and assess the sustainability issues that matter most. In total, 23 Priority Sustainability Issues (“PSIs”) were identified and prioritized. The most critical category includes four issues deemed most important and most able to be impacted by our actions: clean energy, customer experience, energy access and reliability, and safety and health. These PSIs provide the foundation for informing our strategic direction, creating a framework for incorporating best practices and driving enterprise-wide alignment and accountability. The Company also benchmarked best practices within the top four PSIs and has utilized this information to identify opportunities for improvement.

Finally, the Company maintains an annual Corporate Responsibility Report on the Pinnacle West website (www.pinnaclewest.com/corporate-responsibility). The report provides information related to the Company’s sustainability practices and performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into or otherwise a part of this report.

Artificial Intelligence

To address the emergence of artificial intelligence technology risk and opportunities, APS has developed a cross functional governance structure with leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams. This cross functional structure will assess both the opportunities and risks during the technology intake process to ensure compliance with data security and reliability requirements, while observing market trends in this rapidly evolving area.

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

On July 12, 2023, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony were:

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
•maintaining the LFCR and DSMAC as separate adjustors;
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

On November 6, 2023, and November 21, 2023, APS and stakeholders filed briefs in the 2022 Rate Case. APS’s briefs included the reduction of the total revenue requirement increase to $376.2 million and a resulting average annual customer bill impact increase of 11.1%. All other major provisions from APS’s rejoinder testimony were maintained in its briefs. ACC Staff’s briefs included a proposed total revenue requirement increase from $281.9 million to $282.7 million and also included their support of APS’s SRB mechanism, contingent on increased stakeholder outreach.

On January 25, 2024, an Administrative Law Judge issued a Recommended Opinion and Order in the 2022 Rate Case, as corrected on February 6, 2024 (the “2022 Rate Case ROO”). The 2022 Rate Case ROO recommended, among other things, (i) a $523.1 million increase in the annual base rate revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.36%, (v) 12 months of post-test year plant and the inclusion of the Four Corners ELG project, (vi) the approval of APS’s SRB proposal with certain procedural and other modifications, (vii) no additional CCT funding, (viii) a 5.0% return on the prepaid pension asset and a return of 5.35% on the OPEB liability, and (ix) no disallowances on APS’s coal contracts.

The 2022 Rate Case ROO also recommended a number of changes to existing adjustors, including (i) the approval of modified DSM performance incentives and the requested DSM transfer to base rates, (ii) the retention of $1.9 million of REAC in the adjustor rather than base rates, (iii) a partial transfer of $27.1 million of LFCR funds to base rates, and (iv) the adoption of an increase in the annual PSA cap to $0.006/kWh.

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an all-source RFP, and (viii) recovery of all DSM costs through the DSMAC rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC is expected to issue the final order for the 2022 Rate Case in March 2024 with the new rates to become effective for all service rendered on and after March 8, 2024.

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) for an annual increase in retail base rates. On August 2, 2021, an Administrative Law Judge issued a Recommended Opinion and Order in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. Subsequently, the ACC approved an amended 2019 Rate Case ROO on November 2, 2021 (the “2019 Rate Case Decision”). See Note 3 for information regarding the 2019 Rate Case ROO.

After the 2019 Rate Case Decision, APS filed an application for rehearing of the 2019 Rate Case and later filed a Notice of Direct Appeal by APS at the Arizona Court of Appeals, requesting review of certain matters from the 2019 Rate Case Decision. The Arizona Court of Appeals affirmed in part and reversed in part the ACC’s decision in the 2019 Rate Case, remanding the issue to the ACC for further proceedings. On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of $215.5 million in costs related to the installation of the Four Corners SCR project, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. The joint resolution provides for a new Court Resolution Surcharge (“CRS”) mechanism, which is designed to recover the $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the CRS mechanism, which became effective on July 1, 2023. The current CRS will be recalculated at the end of the 2022 Rate Case to remove the effects of the prospective recovery related to the allowable return on equity difference. On February 22, 2024, the ACC approved the 2022 Rate Case. The CRS tariff is currently being recalculated to reflect the final decision in that case. See Note 3 for more information regarding the 2019 Rate Case and Four Corners SCR cost recovery.

The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December of 2021 and June 20, 2023, $9.4 million of which has been collected as of December 31, 2023, will cease upon full collection of the lost revenue. Finally, recovery of ongoing costs related to the SCR investments will continue until the Company’s next rate case in which they can be incorporated therein.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. APS cannot predict the outcome of this matter.

See Note 3 for information regarding additional regulatory matters.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company. Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

PNW Power and BCE. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary BCE to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to Pinnacle West Power, LLC (“PNW Power”), a newly-formed, wholly-owned subsidiary of Pinnacle West.

The BCE Sale transaction was accounted for as the sale of a business and closed in multiple stages. As of December 31, 2023, all of BCE assets were classified as held for sale. The final closing of the BCE Sale was on January 12, 2024. See Note 20 for additional details.

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

PNW Power’s investments also include minority ownership positions in two wind farms operated by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek and the 250 MW Nobles 2 wind farms. Clear Creek achieved commercial operation in May 2020; however, in the fourth quarter of 2022, PNW Power’s equity method investment was fully impaired. Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term PPAs. PNW Power indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to the following:

•$25 million investment in the Energy Impact Partners fund, of which $16.7 million has been funded as of December 31, 2023. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which $6.3 million has been funded as of December 31, 2023. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

The remainder of these investment commitments will be contributed by El Dorado as each investment fund selects and makes investments.

Key Financial Drivers

In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below. We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets and forecasts appropriately.

Electric Operating Revenues. For the years 2021 through 2023, retail electric revenues comprised approximately 91% of our total operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms. These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand, and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the year ended December 31, 2023, compared with the prior-year period. For the three years through 2023, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2024 and the average annual growth to be in the range of 1.5% to 2.5% through 2026 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.5% for the year ended December 31, 2023, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.

For the three years through 2023, annual retail electricity sales growth averaged 2.7%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 2.0% to 4.0% for 2024 and that average annual growth will be in the range of 4.0% to 6.0% through 2026, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to 2024 growth in the range of 2.5% to 3.5% and to average annual growth in the range of 3.0% to 5.0% through 2026.

Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also now receiving unprecedented incremental requests for service from extra-large commercial energy users (over 25 MW) with very high energy demands that persist virtually around-the-clock. These incremental requests for service by extra-large energy users far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. In April 2023, APS notified prospective extra-large customers without existing commitments from APS that it is not able to commit at this time to future extra-large projects of over 25 MW. Because of the high growth in demand for such projects, APS has developed a prioritization queue that identifies and prioritizes projects while maintaining system reliability and affordability for existing APS customers. APS is exploring available options for securing sufficient electric generation and transmission to meet these projections of future customer needs.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs and growth in DG, responses to retail price changes, changes in regulatory standards, and impacts of new and existing laws and regulations, including environmental laws and regulations. Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $5 million.

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

Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.0% of the assessed value for 2023, 10.2% for 2022, and 10.7% for 2021. Property taxes increased in 2023 due to higher plant balances related to expansion and improvements on our existing generation, transmission, and distribution facilities, partially offset by legislative changes reducing both property tax assessment ratios and rates in Arizona.

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions, and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. See Note 6 for further details. The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow. An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction. We stop accruing AFUDC on a project when it is placed into service.

RESULTS OF OPERATIONS

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost-based rate regulation) and related activities and includes electricity generation, transmission, and distribution. All other segment activities are insignificant. Our regulated electricity segment activities are conducted primarily through our wholly-owned subsidiary, APS.

Operating Results – 2023 compared with 2022

Our consolidated net income attributable to common shareholders for the year ended December 31, 2023, was $502 million, compared with $484 million for the prior year.  The results reflect an increase of approximately $18 million, primarily as a result of the effects of weather, higher CRS and LFCR revenue, higher transmission revenue, increased sales and usage, and higher other income. These positive factors were partially offset by higher interest charges, net of AFUDC, higher operations and maintenance expense, lower pension and other postretirement non-service credits, and higher depreciation and amortization expense mostly due to increased plant assets.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	APS Consolidated			Pinnacle West Consolidated
	Year Ended December 31,			Year Ended December 31,
	2023	2022	Net Change	2023	2022	Net Change
	(dollars in millions)
Operating revenues	$4,696	$4,324	$372	$4,696	$4,324	$372
Fuel and purchased power expense	(1,793)	(1,629)	(164)	(1,793)	(1,629)	(164)
Operating revenues less fuel and purchased power expenses	2,903	2,695	208	2,903	2,695	208
Operations and maintenance	(1,044)	(974)	(70)	(1,059)	(987)	(72)
Depreciation and amortization	(794)	(753)	(41)	(794)	(753)	(41)
Taxes other than income taxes	(224)	(220)	(4)	(224)	(220)	(4)
Pension and other postretirement non-service credits, net	42	99	(57)	41	98	(57)
Other income and expenses, net	60	22	38	60	(1)	61
Interest charges, net of allowance for borrowed funds used during construction	(285)	(236)	(49)	(331)	(256)	(75)
Income taxes	(94)	(91)	(3)	(77)	(75)	(2)
Less income related to noncontrolling interests	(17)	(17)	—	(17)	(17)	—
Net Income Attributable to Common Shareholders	$547	$525	$22	$502	$484	$18

Operating revenues less fuel and purchased power expenses.  Operating revenues less fuel and purchased power expenses were $208 million higher for the year ended December 31, 2023, compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
LFCR revenue (Note 3)	$55	$—	$55
Effects of weather	46	12	34
CRS revenue (Note 3)	34	—	34
Higher transmission revenues (Note 3)	26	—	26
Higher retail revenue due to customer growth and changes in customer usage patterns and related pricing, partially offset by the impacts of energy efficiency and distributed generation	39	14	25
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	15	(8)	23
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	158	145	13
Miscellaneous items, net	(1)	1	(2)
Total	$372	$164	$208
Operations and maintenance.  Operations and maintenance expenses increased $72 million for the year ended December 31, 2023, compared with the prior-year period primarily due to:

•An increase of $31 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $22 million related to non-nuclear generation costs primarily due to higher operating costs and higher planned outages;

•An increase of $14 million related to transmission, distribution, and customer service;

•An increase of $13 million related to nuclear generation costs;

•An increase of $10 million related to information technology costs;

•A decrease of $26 million related to employee benefits, largely due to decreased pension and other post-retirement service costs of $12 million and other miscellaneous factors. See “pension and other postretirement non-service credits, net” below for additional discussion; and

•An increase of $8 million for corporate resources and other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $41 million higher for the year ended December 31, 2023, compared to the prior-year period primarily due to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $57 million lower for the year ended December 31, 2023, compared to the prior-year period primarily due to the effect of higher discount rates and actual market returns being lower than estimated returns in 2022.

Other income and expenses, net. All other income and expenses, net were $61 million higher for the year ended December 31, 2023, compared to the prior-year period primarily due to higher interest income, higher allowance for equity funds used during construction due to increased capital expenditures, Clear Creak wind farm impairment (see Note 10) recorded in the prior year period, and the gain on the BCE Sale. See Note 20. The difference between APS’s and Pinnacle West’s other income and expenses, net primarily relates to BCE matters.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $75 million higher for the year ended December 31, 2023, compared to the prior-year period primarily due to higher debt balances, higher commercial paper balances and higher interest rates in the current period, partially offset by higher allowance for borrowed funds due to increased capital expenditures. The difference between APS’s and Pinnacle West’s interest charges, net of allowance for borrowed funds used during construction is primarily relates to Pinnacle West’s higher term loan interest and BCE debt activity.

Income taxes.  Income taxes were $2 million higher for the year ended December 31, 2023, compared with the prior-year period primarily due to higher pre-tax income, partially offset by Investment Tax Credit amortization from our Arizona Sun battery facilities, and Production Tax Credits from our Agave Solar facility, both of which went into service in 2023.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2023, APS’s common equity ratio, as defined, was 49%.  Its total shareholder equity was approximately $7.2 billion, and total capitalization was approximately $14.7 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $5.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand. APS’s sources of cash include cash from operations and external sources of liquidity, including long- and short-term external debt financing such as commercial paper and its revolving credit facility. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West. APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. On October 27, 2023, APS sought approval from the ACC to receive from Pinnacle West in 2024 up to an additional $500 million in equity infusions above the authorized limit of $150 million, and on January 9, 2024, the ACC approved the increased equity infusion limit for 2024.

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2028. See Note 5.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing, and financing activities for the years ended December 31, 2023, and 2022 (dollars in millions):

Pinnacle West Consolidated

	2023	2022
Net cash flow provided by operating activities	$1,207	$1,242
Net cash flow used for investing activities	(1,694)	(1,618)
Net cash flow provided by financing activities	487	371
Net decrease in cash and cash equivalents	$—	$(5)

Arizona Public Service Company

	2023	2022
Net cash flow provided by operating activities	$1,275	$1,230
Net cash flow used for investing activities	(1,687)	(1,549)
Net cash flow provided by financing activities	412	314
Net decrease in cash and cash equivalents	$—	$(5)

 Operating Cash Flows

2023 Compared with 2022. Pinnacle West’s consolidated net cash provided by operating activities was $1,207 million in 2023 compared to $1,242 million in 2022, a decrease of $35 million in net cash provided primarily due to $204 million higher fuel and purchased power costs, $82 million higher payments for operations and maintenance costs, $66 million higher interest payments, $57 million lower customer advances for construction and $13 million change in net collateral, partially offset by $349 million higher cash receipts from electric revenues and $37 million lower income taxes. The difference between APS’s and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s lower income tax cash payments to Pinnacle West and other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income

Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  Under ERISA, the qualified pension plan was estimated to be 110% funded as of January 1, 2024, and was 112% as of January 1, 2023. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  In 2022 and 2023, we did not make any contributions to our pension plan. In 2021, we made contributions to our pension plan totaling $100 million.  The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2024, 2025 or 2026. Regarding contributions to our other postretirement benefit plan, we did not make any contributions in 2023 or 2022 and do not expect to make any contributions in 2024, 2025 or 2026. The Company was reimbursed $23 million in 2023, $26 million in 2022, and $24 million in 2021 for prior years retiree medical claims from the other postretirement benefit plan trust assets. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 102% funded as of December 31, 2023, and our postretirement benefit plans were 162% funded, as measured for GAAP purposes at December 31, 2023. See Note 7 for additional details.

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

Investing Cash Flows

2023 Compared with 2022. Pinnacle West’s consolidated net cash used for investing activities was $1,694 million in 2023 compared to $1,618 million in 2022, an increase of $76 million primarily related to increased capital expenditures and higher allowance for borrowed funds, partially offset by proceeds from the BCE Sale. See Note 20. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2024	2025	2026
APS
Generation:
Clean:
Nuclear Generation	$130	$130	$140
Renewables and Energy Storage Systems (“ESS”) (a)	175	305	280
Other Generation (b)	455	320	235
Distribution	565	550	590
Transmission	340	415	420
Other (c)	285	280	385
Total APS	$1,950	$2,000	$2,050
(a)APS Solar Communities program, energy storage, renewable projects, and other clean energy projects.
(b)Includes generation environmental projects.
(c)Primarily information systems and facilities projects.

The table above does not include capital expenditures related to PNW Power projects.

Generation capital expenditures are comprised of various additions and improvements to APS’s clean resources, including nuclear plants, renewables and ESS. Generation capital expenditures also include additions and improvements to existing fossil plants, such as our current modernization project at our Sundance gas plant. Examples of the types of projects included in the forecast of generation capital expenditures are additions of renewables and energy storage, and upgrades and capital replacements of various nuclear and fossil power plant equipment, such as turbines, boilers, and environmental equipment. We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.
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

Financing Cash Flows and Liquidity

2023 Compared with 2022. Pinnacle West’s consolidated net cash provided by financing activities was $487 million in 2023 compared to $371 million in 2022, an increase of $116 million in net cash provided primarily due to a net increase in short-term borrowings of $193 million and $117 million lower long-term debt repayments, partially offset by $186 million in lower issuances of long-term debt and higher dividend payments of $8 million.

APS’s consolidated net cash provided by financing activities was $412 million in 2023 compared to $314 million in 2022, an increase of $98 million in net cash provided primarily due to a net increase in short-term borrowings of $135 million, partially offset by $29 million in lower issuances of long-term debt and higher dividend payments of $8 million.

Significant Financing Activities.  On December 13, 2023, the Pinnacle West Board of Directors declared a dividend of $0.880 per share of common stock, payable on March 1, 2024, to shareholders of record on February 1, 2024. During 2023, Pinnacle West increased its indicated annual dividend from $3.46 per share to $3.52 per share. For the year ended December 31, 2023, Pinnacle West’s total dividends paid per share of common stock were $3.48 per share, which resulted in dividend payments of $386 million.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 5 for more information on available credit facilities.

Other Financing Matters.  See Note 15 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2023, the ratio was approximately 60% for Pinnacle West and 52% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 15, 2022, the ACC issued a financing order reaffirming the previous short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million  (which is required to be used for costs relating to purchases of natural gas and power) and approving APS’s application filed April 6, 2022 requesting to increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease PPAs from the definition of long-term debt for purposes of the ACC financing orders. See Note 6 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 15, 2024, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at December 31, 2023. See Note 6.

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

•APS must reimburse certain coal providers for final and contemporaneous coal mine reclamation. See Note 10.

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings, except for pension benefits, which would be charged to OCI and result in lower future earnings.  Management judgments also include assessing the impact of potential ACC- or FERC-ordered refunds to customers on regulatory liabilities. We had $2,016 million of regulatory assets and $2,176 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2023. See Notes 1 and 3 for more information.

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

EROA. The EROA is used to estimate earnings on invested funds over the long-term. For this assumption, we consider historical experience and future expectations of asset classes utilized in the portfolio.

Healthcare Cost Trend Rates. We consider past performance and forecasts of health care costs and our actuary provides the Company with a medical trend recommendation based on national medical trend, historical claims performance, benchmarking, and plan design changes.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2023, reported pension assets and liabilities on the Consolidated Balance Sheets and our 2023 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on the Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Plans	Impact on Pension Expense
Discount rate (b):
Increase 1%	$(250)	$(9)
Decrease 1%	295	10
EROA:
Increase 1%	—	(19)
Decrease 1%	—	19
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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2023, other postretirement benefit obligation on the Pinnacle West’s Consolidated Balance Sheets and our 2023 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Plans	Impact on Other Postretirement Benefit Expense
Discount rate (b):
Increase 1%	$(42)	$(2)
Decrease 1%	51	2
Healthcare cost trend rate (c):
Increase 1%	42	5
Decrease 1%	(36)	(4)
EROA – pretax:
Increase 1%	—	(4)
Decrease 1%	—	4
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

AROs as of December 31, 2023 are described further in Note 11.

OTHER ACCOUNTING MATTERS

See Note 21 for two new accounting standards that were issued in November and December 2023, respectively, that are pending adoption: ASU 2023-07, Improvements to Reportable Segment Disclosures, effective for us for annual periods on December 31, 2024, and interim periods thereafter, and ASU 2023-09, Improvements to Income Tax Disclosures, effective for us for annual periods on December 31, 2025.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices, investments held by our nuclear decommissioning trusts, other special use funds and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust, other special use funds (see Notes 12 and 18), and benefit plan assets.  The nuclear decommissioning trust, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning, coal reclamation, and benefit plan costs are recovered in regulated electricity prices.

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2023, and 2022.  If variable interest rates were to increase by 10% from the December 31, 2023, levels, it would not have a material effect on Pinnacle West Consolidated or APS Consolidated annual interest expense. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2023, and 2022 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2023	Rates	Amount	Rates	Amount	Rates	Amount
2024	5.46%	$610	6.20%	$625	3.35%	$250
2025	—	—	—	—	1.99%	800
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
2028	—	—	—	—	—	—
Years thereafter	—	—	4.11%	164	4.22%	6,080
Total		$610		$789		$7,680
Fair value		$610		$789		$6,767

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2022	Rates	Amount	Rates	Amount	Rates	Amount
2023	4.56%	$341	5.42%	$51	—	$—
2024	—	—	5.10%	450	3.35%	250
2025	—	—	—	—	1.99%	800
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
Years thereafter	—	—	3.96%	163	4.10%	5,580
Total		$341		$664		$7,180
Fair value		$341		$664		$5,922

The tables below present contractual balances of APS’s long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2023, and 2022.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2023, and 2022 (dollars in millions):

APS — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2023	Rates	Amount	Rates	Amount	Rates	Amount
2024	5.46%	$533	—	$—	3.35%	$250
2025	—	—	—	—	3.15%	300
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
2028	—	—	—	—	—	—
Years thereafter	—	—	4.11%	164	4.22%	6,080
Total		$533		$164		$7,180
Fair value		$533		$164		$6,296

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2022	Rates	Amount	Rates	Amount	Rates	Amount
2023	4.56%	$325	—	$—	—	$—
2024	—	—	—	—	3.35%	250
2025	—	—	—	—	3.15%	300
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
Years thereafter	—	—	3.96%	163	4.10%	5,580
Total		$325		$163		$6,680
Fair value		$325		$163		$5,466

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	December 31, 2023	December 31, 2022
Mark-to-market of net positions at beginning of year	$96	$107
Decrease (increase) in regulatory asset	(216)	(11)
Mark-to-market of net positions at end of year	$(120)	$96

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at December 31, 2023, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2024	2025	2026	2027	2028	Total Fair Value
Observable prices provided by other external sources	$(82)	$(41)	$(2)	$—	$—	$(125)
Prices based on unobservable inputs	5	—	—	—	—	5
Total by maturity	$(77)	$(41)	$(2)	$—	$—	$(120)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets (dollars in millions):

	December 31, 2023 Gain (Loss)		December 31, 2022 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$9	$(9)	$12	$(12)
Natural gas	55	(55)	55	(55)
Total	$64	$(64)	$67	$(67)
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.  The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pinnacle West Capital Corporation
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified Regulatory Accounting, specifically the impact of rate regulation on the financial statements, as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory rate orders on the financial statements. Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as regulatory environment changes, and recent rate orders specific to APS and to other regulated entities in the same jurisdiction. Management judgments also include assessing the impact of potential ACC-ordered refunds to customers on regulatory liabilities. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the ACC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on the financial statements included the following, among others:

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
•We observed the ACC Open Meeting during which the Recommended Order and Opinion regarding the 2022 Retail Rate Case was amended and approved and read the approved 2022 Rate Case Recommended Order and Opinion as amended. We obtained and evaluated management’s internally prepared analysis regarding impacts of the approved 2022 Rate Case Recommended Order and Opinion as amended to rates and recorded balances.
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

Tempe, Arizona
February 27, 2024

We have served as the Company’s auditor since 1932.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

OPERATING REVENUES (Note 2)	$4,695,991	$4,324,385	$3,803,835
OPERATING EXPENSES
Fuel and purchased power	1,792,657	1,629,343	1,152,551
Operations and maintenance	1,058,725	987,072	954,067
Depreciation and amortization	794,043	753,195	650,875
Taxes other than income taxes	224,013	220,370	234,639
Other expenses	1,913	2,494	6,393
Total	3,871,351	3,592,474	2,998,525
OPERATING INCOME	824,640	731,911	805,310
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	53,118	45,263	41,737
Pension and other postretirement non-service credits, net (Note 7)	40,648	98,487	112,541
Other income (Note 16)	33,666	7,916	45,100
Other expense (Note 16)	(25,056)	(52,385)	(25,396)
Total	102,376	99,281	173,982
INTEREST EXPENSE
Interest charges	374,887	283,569	254,314
Allowance for borrowed funds used during construction (Note 1)	(43,564)	(28,030)	(21,052)
Total	331,323	255,539	233,262
INCOME BEFORE INCOME TAXES	595,693	575,653	746,030
INCOME TAXES (Note 4)	76,912	74,827	110,086
NET INCOME	518,781	500,826	635,944
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	17,224
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$501,557	$483,602	$618,720

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	113,442	113,196	112,910
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	113,804	113,416	113,192

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$4.42	$4.27	$5.48
Net income attributable to common shareholders — diluted	$4.41	$4.26	$5.47

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

NET INCOME	$518,781	$500,826	$635,944

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax expense of $234, $615, and $360	713	1,873	1,095
Pension and other postretirement benefits activity, net of tax benefit (expense) of $801, $(7,078), and $(2,256) (Note 7)	(2,422)	21,553	6,840
Total other comprehensive income (loss)	(1,709)	23,426	7,935

COMPREHENSIVE INCOME	517,072	524,252	643,879
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	17,224

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$499,848	$507,028	$626,655

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,955	$4,832
Customer and other receivables	513,892	453,209
Accrued unbilled revenues	167,553	164,764
Allowance for doubtful accounts (Note 2)	(22,433)	(23,778)
Materials and supplies (at average cost)	444,344	410,481
Fossil fuel (at average cost)	49,203	40,155
Income tax receivable (Note 4)	332	14,086
Assets from risk management activities (Note 15)	6,808	87,835
Assets held for sale (Note 20)	35,139	—
Deferred fuel and purchased power regulatory asset (Note 3)	463,195	460,561
Other regulatory assets (Note 3)	162,562	78,318
Other current assets	101,417	60,091
Total current assets	1,926,967	1,750,554
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,201,246	1,073,410
Other special use funds (Notes 12 and 18)	362,781	347,231
Assets from risk management activities (Note 15)	—	44,394
Other assets	102,845	125,672
Total investments and other assets	1,666,872	1,590,707
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	24,211,167	22,452,146
Accumulated depreciation and amortization	(8,408,040)	(7,929,878)
Net	15,803,127	14,522,268
Construction work in progress	1,724,004	1,882,791
Palo Verde sale leaseback, net of accumulated depreciation of $264,624 and $260,754 (Note 17)	86,426	90,296
Intangible assets, net of accumulated amortization of $885,505 and $817,961	267,110	258,880
Nuclear fuel, net of accumulated amortization of $118,074 and $126,157	99,490	100,119
Total property, plant and equipment	17,980,157	16,854,354
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4 and 7)	1,390,279	1,283,221
Operating lease right-of-use assets (Note 8)	1,309,975	801,688
Assets for pension and other postretirement benefits (Note 7)	323,438	396,599
Other	63,465	46,282
Total deferred debits	3,087,157	2,527,790
TOTAL ASSETS	$24,661,153	$22,723,405

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$442,455	$430,425
Accrued taxes	166,833	164,440
Accrued interest	72,916	61,217
Common dividends payable	99,813	97,895
Short-term borrowings (Note 5)	609,500	340,720
Current maturities of long-term debt (Note 6)	875,000	50,685
Customer deposits	42,037	41,769
Liabilities from risk management activities (Note 15)	80,913	37,697
Liabilities for asset retirements (Note 11)	28,550	12,232
Operating lease liabilities (Note 8)	67,883	105,210
Regulatory liabilities (Note 3)	209,923	271,575
Other current liabilities	193,524	148,276
Total current liabilities	2,889,347	1,762,141
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	7,540,622	7,741,286
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,416,480	2,384,421
Regulatory liabilities (Notes 1, 3, 4 and 7)	1,965,865	2,061,776
Liabilities for asset retirements (Note 11)	937,451	785,530
Liabilities for pension benefits (Note 7)	112,702	116,286
Liabilities from risk management activities (Note 15)	42,975	4,749
Customer advances	533,580	422,103
Coal mine reclamation	184,007	179,255
Deferred investment tax credit	257,743	180,677
Unrecognized tax benefits (Note 4)	33,861	38,658
Operating lease liabilities (Note 8)	1,210,189	639,247
Other	251,469	247,400
Total deferred credits and other	7,946,322	7,060,102
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,537,689 and 113,247,189 issued at respective dates	2,752,676	2,724,740
Treasury stock at cost; 113,272 and 73,613 shares at respective dates	(8,185)	(5,005)
Total common stock	2,744,491	2,719,735
Retained earnings	3,466,317	3,360,347
Accumulated other comprehensive loss (Note 19)	(33,144)	(31,435)
Total shareholders’ equity	6,177,664	6,048,647
Noncontrolling interests (Note 17)	107,198	111,229
Total equity	6,284,862	6,159,876
TOTAL LIABILITIES AND EQUITY	$24,661,153	$22,723,405
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$518,781	$500,826	$635,944
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	(6,423)	—	—
Depreciation and amortization including nuclear fuel	854,136	817,814	719,141
Deferred fuel and purchased power	(549,877)	(291,992)	(256,871)
Deferred fuel and purchased power amortization	547,243	219,579	44,557
Allowance for equity funds used during construction	(53,118)	(45,263)	(41,737)
Deferred income taxes	(24,310)	43,202	117,471
Deferred investment tax credit	77,065	(5,893)	(4,802)
Change in derivative instruments fair value	(777)	777	—
Stock compensation	17,341	15,942	18,460
Changes in current assets and liabilities:
Customer and other receivables	(61,983)	(63,869)	(72,559)
Accrued unbilled revenues	(2,789)	(30,784)	(1,783)
Materials, supplies and fossil fuel	(42,911)	(83,469)	(32,870)
Income tax receivable	13,754	(6,572)	(722)
Other current assets	(19,550)	76,089	(22,770)
Accounts payable	(75,623)	90,076	20,267
Accrued taxes	2,393	(4,205)	9,094
Other current liabilities	40,510	(1,856)	(51,736)
Change in long-term regulatory assets	53,112	12,432	(17,012)
Change in long-term regulatory liabilities	28,495	(332,470)	57,549
Change in other long-term assets	(195,598)	159,030	(345,470)
Change in operating lease assets	90,525	105,359	116,009
Change in other long-term liabilities	63,080	170,359	78,219
Change in operating lease liabilities	(65,779)	(103,671)	(108,365)
Net cash provided by operating activities	1,207,697	1,241,441	860,014
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,846,370)	(1,707,490)	(1,473,475)
Contributions in aid of construction	180,866	137,436	105,654
Proceeds from sale relating to BCE	23,400	—	—
Allowance for borrowed funds used during construction	(43,564)	(28,030)	(21,052)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,679,722	1,207,713	1,720,966
Investment in nuclear decommissioning trust and other special use funds	(1,681,845)	(1,212,063)	(1,725,480)
Other	(6,458)	(15,612)	6,458
Net cash used for investing activities	(1,694,249)	(1,618,046)	(1,386,929)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	689,349	875,537	746,999
Repayment of long-term debt	(32,740)	(150,000)	—
Short-term borrowings and (repayments) — net	241,900	48,720	142,000
Short-term debt repayments under revolving credit facility	—	—	(19,000)
Dividends paid on common stock	(386,486)	(378,881)	(369,478)
Common stock equity issuance and purchases — net	(4,093)	(2,653)	(2,350)
Distributions to noncontrolling interests	(21,255)	(21,255)	(21,255)
Net cash provided by financing activities	486,675	371,468	476,916
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123	(5,137)	(49,999)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,832	9,969	59,968
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,955	$4,832	$9,969
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	112,760,051	$2,677,482	(72,006)	$(6,289)	$3,025,106	$(62,796)	$119,290	$5,752,793

Net income		—		—	618,720	—	17,224	635,944
Other comprehensive income		—		—	—	7,935	—	7,935
Dividends on common stock ($3.36 per share)		—		—	(379,108)	—	—	(379,108)
Issuance of common stock	254,477	25,261		—	—	—	—	25,261
Purchase of treasury stock (a)		—	(68,892)	(4,655)	—	—	—	(4,655)
Reissuance of treasury stock for stock-based compensation and other		—	53,290	4,543	—	—	—	4,543
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		—		—	1	—	1	2
Balance, December 31, 2021	113,014,528	2,702,743	(87,608)	(6,401)	3,264,719	(54,861)	115,260	6,021,460

Net income		—		—	483,602	—	17,224	500,826
Other comprehensive income		—		—	—	23,426	—	23,426
Dividends on common stock ($3.43 per share)		—		—	(387,975)	—	—	(387,975)
Issuance of common stock	232,661	21,996		—	—	—	—	21,996
Purchase of treasury stock (a)		—	(77,152)	(5,152)	—	—	—	(5,152)
Reissuance of treasury stock for stock-based compensation and other		—	91,147	6,548	—	—	—	6,548
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		1		—	1	—	—	2
Balance, December 31, 2022	113,247,189	2,724,740	(73,613)	(5,005)	3,360,347	(31,435)	111,229	6,159,876

Net income		—		—	501,557	—	17,224	518,781
Other comprehensive loss		—		—	—	(1,709)	—	(1,709)
Dividends on common stock ($3.49 per share)		—		—	(395,585)	—	—	(395,585)
Issuance of common stock	290,500	27,936		—	—	—	—	27,936
Purchase of treasury stock (a)		—	(72,180)	(5,466)	—	—	—	(5,466)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		—		(1)	(2)	—	—	(3)
Balance, December 31, 2023	113,537,689	$2,752,676	(113,272)	$(8,185)	$3,466,317	$(33,144)	$107,198	$6,284,862
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified Regulatory Accounting, specifically the impact of rate regulation on the financial statements, as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory rate orders on the financial statements. Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as applicable regulatory environment changes, and recent rate orders specific to APS and to other regulated entities in the same jurisdiction. Management judgments also include assessing the impact of potential ACC-ordered refunds to customers on regulatory liabilities. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the ACC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on the financial statements included the following, among others:
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
•We observed the ACC Open Meeting during which the Recommended Order and Opinion regarding the 2022 Retail Rate Case was amended and approved and read the approved 2022 Rate Case Recommended Order and Opinion as amended. We obtained and evaluated management’s internally prepared analysis regarding impacts of the approved 2022 Rate Case Recommended Order and Opinion as amended to rates and recorded balances.
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

Tempe, Arizona
February 27, 2024

We have served as the Company’s auditor since 1932.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

OPERATING REVENUES (Note 2)	$4,695,991	$4,324,385	$3,803,835

OPERATING EXPENSES
Fuel and purchased power	1,792,657	1,629,343	1,152,551
Operations and maintenance	1,043,570	974,220	940,588
Depreciation and amortization	793,958	753,110	650,773
Taxes other than income taxes	223,962	220,277	234,569
Other expense	1,913	2,494	6,393
Total	3,856,060	3,579,444	2,984,874
OPERATING INCOME	839,931	744,941	818,961
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	53,118	45,263	41,737
Pension and other postretirement non-service credits, net (Note 7)	41,577	98,945	112,742
Other income (Note 16)	27,072	5,888	43,053
Other expense (Note 16)	(18,264)	(26,108)	(18,897)
Total	103,503	123,988	178,635
INTEREST EXPENSE
Interest charges	323,719	262,815	243,592
Allowance for borrowed funds used during construction (Note 1)	(39,030)	(26,839)	(21,052)
Total	284,689	235,976	222,540
INCOME BEFORE INCOME TAXES	658,745	632,953	775,056
INCOME TAXES (Note 4)	94,184	90,800	125,553
NET INCOME	564,561	542,153	649,503
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	17,224
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$547,337	$524,929	$632,279

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

NET INCOME	$564,561	$542,153	$649,503

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $536, $(6,332), and $(1,990) (Note 7)	(1,623)	19,284	6,038
Total other comprehensive income (loss)	(1,623)	19,284	6,038

COMPREHENSIVE INCOME	562,938	561,437	655,541
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	17,224

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$545,714	$544,213	$638,317

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$24,207,706	$22,448,685
Accumulated depreciation and amortization	(8,404,721)	(7,926,575)
Net	15,802,985	14,522,110
Construction work in progress	1,724,004	1,829,004
Palo Verde sale leaseback, net of accumulated depreciation of $264,624 and $260,754 (Note 17)	86,426	90,296
Intangible assets, net of accumulated amortization of $884,371 and $816,827	266,955	258,725
Nuclear fuel, net of accumulated amortization of $118,074 and $126,157	99,490	100,119
Total property, plant and equipment	17,979,860	16,800,254
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,201,246	1,073,410
Other special use funds (Notes 12 and 18)	362,781	347,231
Assets from risk management activities (Note 15)	—	44,394
Other assets	43,625	43,344
Total investments and other assets	1,607,652	1,508,379
CURRENT ASSETS
Cash and cash equivalents	4,549	4,042
Customer and other receivables	510,296	448,880
Accrued unbilled revenues	167,553	164,764
Allowance for doubtful accounts (Note 2)	(22,433)	(23,778)
Materials and supplies (at average cost)	444,344	410,481
Fossil fuel (at average cost)	49,203	40,155
Income tax receivable (Note 4)	—	1,102
Assets from risk management activities (Note 15)	6,808	87,704
Deferred fuel and purchased power regulatory asset (Note 3)	463,195	460,561
Other regulatory assets (Note 3)	162,562	78,318
Other current assets	64,311	50,043
Total current assets	1,850,388	1,722,272
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4, and 7)	1,390,279	1,283,221
Operating lease right-of-use assets (Note 8)	1,308,611	796,544
Assets for pension and other postretirement benefits (Note 7)	316,606	389,142
Other	63,059	44,040
Total deferred debits	3,078,555	2,512,947
TOTAL ASSETS	$24,516,455	$22,543,852

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,321,696	3,171,696
Retained earnings	3,759,299	3,607,464
Accumulated other comprehensive loss (Note 19)	(17,219)	(15,596)
Total shareholder equity	7,241,938	6,941,726
Noncontrolling interests (Note 17)	107,198	111,229
Total equity	7,349,136	7,052,955
Long-term debt less current maturities (Note 6)	7,041,891	6,793,529
Total capitalization	14,391,027	13,846,484
CURRENT LIABILITIES
Short-term borrowings (Note 5)	532,850	325,000
Current maturities of long-term debt (Note 6)	250,000	—
Accounts payable	433,229	417,732
Accrued taxes	162,288	156,746
Accrued interest	72,548	60,518
Common dividends payable	99,800	97,900
Customer deposits	42,037	41,769
Liabilities from risk management activities (Note 15)	80,913	37,697
Liabilities for asset retirements (Note 11)	28,550	12,232
Operating lease liabilities (Note 8)	67,608	104,728
Regulatory liabilities (Note 3)	209,923	271,575
Other current liabilities	211,773	144,733
Total current liabilities	2,191,519	1,670,630
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,431,697	2,385,647
Regulatory liabilities (Notes 1, 3, 4 and 7)	1,965,865	2,061,776
Liabilities for asset retirements (Note 11)	937,451	785,530
Liabilities for pension benefits (Note 7)	106,215	108,068
Liabilities from risk management activities (Note 15)	42,975	3,840
Customer advances	533,580	422,103
Coal mine reclamation	184,007	179,255
Deferred investment tax credit	257,743	180,677
Unrecognized tax benefits (Note 4)	33,861	38,658
Operating lease liabilities (Note 8)	1,208,857	634,199
Other	231,658	226,985
Total deferred credits and other	7,933,909	7,026,738
COMMITMENTS AND CONTINGENCIES (Note 10)
TOTAL LIABILITIES AND EQUITY	$24,516,455	$22,543,852
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$564,561	$542,153	$649,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	854,051	817,729	719,039
Deferred fuel and purchased power	(549,877)	(291,992)	(256,871)
Deferred fuel and purchased power amortization	547,243	219,579	44,557
Allowance for equity funds used during construction	(53,118)	(45,263)	(41,737)
Deferred income taxes	(10,314)	(6,817)	128,852
Deferred investment tax credit	77,065	(5,893)	(4,802)
Changes in current assets and liabilities:
Customer and other receivables	(62,716)	(60,930)	(72,101)
Accrued unbilled revenues	(2,789)	(30,784)	(1,783)
Materials, supplies and fossil fuel	(42,911)	(83,469)	(32,870)
Income tax receivable	1,102	9,654	(10,756)
Other current assets	(20,243)	59,970	(25,637)
Accounts payable	(70,622)	79,492	23,510
Accrued taxes	5,542	4,734	3,042
Other current liabilities	62,212	1,190	(61,297)
Change in long-term regulatory assets	53,112	12,432	(17,012)
Change in long-term regulatory liabilities	28,495	(332,470)	57,549
Change in other long-term assets	(188,483)	170,587	(330,642)
Change in operating lease assets	90,234	105,058	115,850
Change in other long-term liabilities	58,574	168,503	87,376
Change in operating lease liabilities	(65,482)	(103,361)	(108,216)
Net cash provided by operating activities	1,275,636	1,230,102	865,554
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,825,585)	(1,655,051)	(1,471,795)
Contributions in aid of construction	180,866	137,436	105,654
Allowance for borrowed funds used during construction	(39,030)	(26,839)	(21,052)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,679,722	1,207,713	1,720,966
Investment in nuclear decommissioning trust and other special use funds	(1,681,845)	(1,212,063)	(1,725,480)
Other	(1,397)	(727)	273
Net cash used for investing activities	(1,687,269)	(1,549,531)	(1,391,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	496,025	524,852	446,999
Short-term borrowings and (repayments) — net	180,970	46,300	278,700
Dividends paid on common stock	(393,600)	(385,800)	(376,500)
Equity infusion from Pinnacle West	150,000	150,000	150,000
Noncontrolling interests	(21,255)	(21,255)	(21,255)
Net cash provided by financing activities	412,140	314,097	477,944
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507	(5,332)	(47,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,042	9,374	57,310
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,549	$4,042	$9,374

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2020	71,264,947	$178,162	$2,871,696	$3,216,955	$(40,918)	$119,290	$6,345,185

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	632,279	—	17,224	649,503
Other comprehensive income		—	—	—	6,038	—	6,038
Dividends on common stock		—	—	(379,000)	—	—	(379,000)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Other		—	—	1	—	1	2
Balance, December 31, 2021	71,264,947	178,162	3,021,696	3,470,235	(34,880)	115,260	6,750,473

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	524,929	—	17,224	542,153
Other comprehensive income		—	—	—	19,284	—	19,284
Dividends on common stock		—	—	(387,700)	—	—	(387,700)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Balance, December 31, 2022	71,264,947	178,162	3,171,696	3,607,464	(15,596)	111,229	7,052,955

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	547,337	—	17,224	564,561
Other comprehensive loss		—	—	—	(1,623)	—	(1,623)
Dividends on common stock		—	—	(395,500)	—	—	(395,500)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Other		—	—	(2)	—	—	(2)
Balance, December 31, 2023	71,264,947	$178,162	$3,321,696	$3,759,299	$(17,219)	$107,198	$7,349,136

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Pinnacle West is a holding company that conducts business through its subsidiaries, APS, El Dorado and PNW Power. APS, our wholly-owned subsidiary, is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.  APS accounts for essentially all of our revenues and earnings and is expected to continue to do so.  El Dorado is a wholly-owned subsidiary that invests in energy-related and Arizona community-based ventures. PNW Power is a wholly-owned subsidiary that was created in September 2023 to hold certain investments in wind and transmission joint projects. See Note 20 for more information on PNW Power.

BCE was a Pinnacle West subsidiary that was formed in 2014. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which all of our equity interest in BCE was sold. The sale was completed on January 12, 2024. See Note 20 for more information relating to the sale of BCE.

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries: APS, El Dorado, BCE and PNW Power. APS’s Consolidated Financial Statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

We consolidate Variable Interest Entities (each a “VIE”) for which we are the primary beneficiary.  We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE.  In performing our primary beneficiary analysis, we consider all relevant facts and circumstances, including the design and activities of the VIE, the terms of the contracts the VIE has entered into, and which parties participated significantly in the design or redesign of the entity.  We continually evaluate our primary beneficiary conclusions to determine if changes have occurred which would impact our primary beneficiary assessments.  We have determined that APS is the primary beneficiary of certain VIE lessor trusts relating to the Palo Verde sale leaseback, and therefore APS consolidates these entities. See Note 17 for additional information. We have determined that Pinnacle West is the primary beneficiary of a captive insurance protected cell VIE. As of December 31, 2023, the captive cell’s activities are insignificant to our consolidated financial statements.

Our consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.

Accounting Records and Use of Estimates

Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those estimates. To conform with the current year’s disaggregated presentation of significant changes in assets and liabilities and the aggregation of less significant changes in assets and liabilities, we made certain reclassifications for the year ended December 31, 2022, within the operating activities section of our Consolidated Statements of Cash Flows.

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

Pinnacle West’s property, plant and equipment included in the December 31, 2023, and 2022 Consolidated Balance Sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2023	2022
Generation	$10,446,291	$9,563,145
Transmission	3,773,253	3,589,456
Distribution	8,448,293	7,951,867
General plant	1,543,330	1,347,678
Plant in service and held for future use	24,211,167	22,452,146
Accumulated depreciation and amortization	(8,408,040)	(7,929,878)
Net	15,803,127	14,522,268
Construction work in progress	1,724,004	1,882,791
Palo Verde sale leaseback, net of accumulated depreciation	86,426	90,296
Intangible assets, net of accumulated amortization	267,110	258,880
Nuclear fuel, net of accumulated amortization	99,490	100,119
Total property, plant and equipment	$17,980,157	$16,854,354

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

We record depreciation and amortization on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2023, were as follows:

•Steam generation — 11 years;
•Nuclear plant — 25 years;
•Other generation — 18 years;
•Transmission — 38 years;
•Distribution — 33 years; and
•General plant — 7 years.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $669 million in 2023, $632 million in 2022, and $575 million in 2021. For the years 2021 through 2023, the depreciation rates ranged from a low of 1.37% to a high of 12.15%.  The weighted-average depreciation rate was 2.98% in 2023, 3.03% in 2022, and 2.87% in 2021.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components of AFUDC are non-cash amounts within the Consolidated Statements of Income.  Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation.

AFUDC was calculated by using a composite rate of 6.29% for 2023, 5.75% for 2022, and 6.75% for 2021.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS $0.001 per kWh of nuclear generation through May 2014, at which point the DOE reduced the fee to zero.  In accordance with a settlement agreement with the DOE in August 2014 for interim storage, we accrued a receivable and an offsetting regulatory liability through the settlement period ended December of 2023. See Note 10 for information on spent nuclear fuel disposal costs.

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

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid investments with a remaining maturity of three months or less at acquisition.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$8,788	$46,227	$229
Interest, net of amounts capitalized	310,996	245,271	227,584
Significant non-cash investing and financing activities:
Accrued capital expenditures	$206,269	$114,999	$167,733
Dividends declared but not paid	99,813	97,895	95,988
BCE Sale non-cash consideration (Note 20)	28,262	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental APS cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$21,734	$95,985	$19,783
Interest, net of amounts capitalized	267,261	227,159	217,749
Significant non-cash investing and financing activities:
Accrued capital expenditures	$206,269	$116,533	$167,657
Dividends declared but not paid	99,800	97,900	96,000

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS’s software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $90 million in 2023, $84 million in 2022, and $80 million in 2021.  Estimated amortization expense on existing intangible assets over the next five years is $90 million in 2024, $75 million in 2025, $49 million in 2026, $23 million in 2027, and $11 million in 2028.  At December 31, 2023, the weighted-average remaining amortization period for intangible assets was 5 years.

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

PNW Power holds investments in equity securities. Investments in equity securities are accounted for using either the equity method (if significant influence) or the measurement alternative for investments without readily determinable fair values (if less than 20% ownership and no significant influence).

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS enters into purchased power contracts that may contain leases. This occurs when a purchased power agreement designates a specific power plant or facility, APS obtains substantially all of the economic benefits from the use of the facility and has the right to direct the use of the facility. Purchased power lease contracts may also include energy storage facilities. Lease costs relating to purchased power lease contracts are reported in fuel and purchased power on the Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 3. We also may enter into lease agreements related to vehicles, office space, land, and other equipment. See Note 8 for information on our lease agreements.

Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission, and distribution. All other segment activities are insignificant.

Preferred Stock

At December 31, 2023, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50, and $100 par values, none of which was outstanding.

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Retail Electric Service
Residential	$2,289,196	$2,046,111	$1,913,324
Non-Residential	2,048,416	1,767,616	1,586,940
Wholesale Energy Sales	208,985	383,126	187,640
Transmission Services for Others	138,631	116,628	99,285
Other Sources	10,763	10,904	16,646
Total Operating Revenues	$4,695,991	$4,324,385	$3,803,835

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Revenue. All of Pinnacle West’s retail electric revenue is generated by APS. Retail electric revenue is generated by the sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the years ended December 31, 2023, 2022 and 2021 were $4,651 million, $4,302 million, and $3,760 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the years ended December 31, 2023, 2022 and 2021, our revenues that do not qualify as revenue from contracts with customers were $45 million, $22 million and $44 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 3 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collection policies, and management’s best estimate of future collections success. We continue to monitor the impacts of our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor, and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for doubtful accounts, balance at beginning of period	$23,778	$25,354	$19,782
Bad debt expense	23,399	17,006	22,251
Actual write-offs	(24,744)	(18,582)	(16,679)
Allowance for doubtful accounts, balance at end of period	$22,433	$23,778	$25,354

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 5, 2023, and June 15, 2023, the ACC Staff, the Residential Utility Consumer Office (“RUCO”) and other intervenors filed their initial written testimony with the ACC. The ACC Staff recommends, among other things, (i) a $251 million revenue increase or, as an alternative, a $312 million revenue increase, (ii) a 9.6% return on equity, (iii) a 0.0% fair value increment or, as an alternative, a 0.75% fair value increment, and (iv) a continuation of a 12-month post-test year plant. RUCO recommends, among other things, (i) an $84.9 million revenue increase, (ii) an 8.2% return on equity or, as an alternative, an 8.7% return on equity if the ACC imputes a hypothetical capital structure with a 46% equity layer, (iii) a fair value increment of 0.0%, and (iv) a reduction of post-test year plant to six months.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 6, 2023, and November 21, 2023, APS and stakeholders filed briefs in the 2022 Rate Case. APS’s briefs included the reduction of the total revenue requirement increase to $376.2 million and a resulting average annual customer bill impact increase of 11.1%. All other major provisions from APS’s rejoinder testimony were maintained in its briefs. ACC Staff’s briefs included a proposed total revenue requirement increase from $281.9 million to $282.7 million and also included their support of APS’s SRB mechanism, contingent on increased stakeholder outreach.

On January 25, 2024, an Administrative Law Judge issued a Recommended Opinion and Order in the 2022 Rate Case, as corrected on February 6, 2024 (the “2022 Rate Case ROO”). The 2022 Rate Case ROO recommended, among other things, (i) a $523.1 million increase in the annual base rate revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.36%, (v) 12 months of post-test year plant and the inclusion of the Four Corners ELG project, (vi) the approval of APS’s SRB proposal with certain procedural and other modifications, (vii) no additional CCT funding, (viii) a 5.0% return on the prepaid pension asset and a return of 5.35% on the OPEB liability, and (ix) no disallowances on APS’s coal contracts.

The 2022 Rate Case ROO also recommended a number of changes to existing adjustors, including (i) the approval of modified DSM performance incentives and the requested DSM transfer to base rates, (ii) the retention of $1.9 million of REAC in the adjustor rather than base rates, (iii) a partial transfer of $27.1 million of LFCR funds to base rates, and (iv) the adoption of an increase in the annual PSA cap to $0.006/kWh.

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an all-source request for proposal (“RFP”), and (viii) recovery of all DSM costs through the DSMAC rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC is expected to issue the final order for the 2022 Rate Case in March 2024 with the new rates to become effective for all service rendered on or after March 8, 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6, 2021, and October 27, 2021, the ACC voted on various amendments to the 2019 Rate Case ROO that would result in, among other things, (i) a return on equity of 8.70%, which includes a 20-basis point penalty, (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners SCR project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below), (iii) that the CCT plan include the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation. These payments and expenditures are attributable to the future closures of Four Corners and Cholla, along with the prior closure of the Navajo Plant and all ordered payments and expenditures would be recoverable through rates, and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, resulted in a total annual revenue decrease for APS of $4.8 million, excluding temporary payments and expenditures, under the CCT plan. On November 2, 2021, the ACC approved the 2019 Rate Case ROO, as amended.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with the 2019 Rate Case decision, APS implemented the new rates effective as of December 1, 2021. In addition, the ACC ordered extensive compliance and reporting obligations. APS completed the implementation of the new on-peak hours for residential customers before the September 1, 2022, deadline.

Additionally, consistent with the 2019 Rate Case decision, as of February 2024, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $6.66 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory. The census work was completed in November 2022 and disbursement of the $1.25 million for electrification of homes and businesses is planned to be finalized after discussions with the Navajo Nation and the Hopi Tribe are completed. On February 22, 2024, the ACC voted to not approve any further CCT funding.

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

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case Decision, and recovery of $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the Court Resolution Surcharge (“CRS”) mechanism, which became effective on July 1, 2023. See “Court Resolution Surcharge” below for more information. On July 18, 2023, the Sierra Club filed an application for rehearing of the ACC’s decision. However, the ACC did not act upon the application within 20 days,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and it was therefore denied by operation of law. Subsequently, the Sierra Club did not file a notice of appeal to the Arizona Court of Appeals, and the time for an appeal has expired.

Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities

On September 28, 2022, ACC Staff filed their staff report in the Matter of Impact of the Closures of Fossil-Based Generation Plan on Impacted Communities. APS and other interested parties filed comments on the report. On October 21, 2022, ACC Staff filed a revised report and proposed order. The revised report and proposed order recommended that funds for CCT shall not be collected from rate payers. On December 8, 2022, the ACC voted against ACC Staff’s proposed order, and on April 17, 2023, the ACC closed the docket. On February 22, 2024, the ACC voted to not approve any further CCT funding.

Information Technology ACC Investigation

On December 16, 2021, the ACC opened an investigation into various matters related to APS’s Information Technology department, including information about technology projects, costs, vendor management leadership and decision making. APS is cooperating with the investigation. APS cannot predict the outcome of this matter.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. APS cannot predict the outcome of this matter.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Retail Rate Case” above for modifications of adjustment mechanisms in the 2022 Rate Case.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider all-source RFP requirements and the IRP process. See “Energy Modernization Plan” below for more information.

On July 1, 2021, APS filed its 2022 RES Implementation Plan and proposed a budget of approximately $93.1 million. APS filed an amended 2022 RES Implementation Plan on December 9, 2021, with a proposed budget of $100.5 million. This budget included funding for programs to comply with the decision in the 2019 Rate Case, including the ACC authorizing spending $20 million to $30 million in capital costs for the continuation of the APS Solar Communities program each year for a period of three years from the effective date of the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requested a waiver of the RES residential and non-residential distributed energy requirements for 2022. On May 18, 2022, the ACC approved the 2022 RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the ACC’s consideration at a future date. On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot-scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. On March 23, 2023, the ACC approved a policy statement that included information on how statewide community solar and storage programs should be structured, their location, and inclusion in RFPs. The remainder of the community solar program policy components were deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. APS cannot predict the outcomes of these future activities.

On July 1, 2022, APS filed its 2023 RES Implementation Plan and proposed a budget of approximately $86.2 million, excluding any funding offsets. This budget contained funding for programs to comply with ACC-approved initiatives, including the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requested a waiver of the RES residential and non-residential distributed energy requirements for 2022. On November 10, 2022, the ACC approved the 2023 RES Implementation Plan, including APS’s requested waiver of the distributed energy requirement for 2023.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2021, APS filed its 2022 DSM Implementation Plan in accordance with an extension granted in 2021. The 2022 DSM Plan requested a budget of $78.4 million and represents an increase of approximately $14 million in DSM spending above 2021. On November 10, 2022, the ACC approved the 2022 DSM Implementation Plan, including a proposed performance incentive.

On June 1, 2022, APS filed its 2023 Transportation Electrification Plan (“2023 TE Plan”). The 2023 TE Plan detailed APS’s efforts to grow and support transportation electrification in Arizona, including the Take Charge AZ Pilot Program and customer education and outreach related to transportation electrification. Subsequently, APS filed an amended 2023 TE Plan on November 30, 2022, that included a request for a $5 million budget. On December 12, 2023, the ACC approved the 2023 TE Plan without including the Take Charge AZ Program and its budget going forward, but allowed APS to complete projects already underway. Additionally, the ACC discontinued the residential EV SmartCharger rebate and approved modifications to the EV rate plan.

On November 30, 2022, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. On May 31, 2023, APS filed an amended 2023 DSM Implementation Plan. The amended plan maintained the originally proposed budget of $88 million. Subsequent to filing the amended 2023 DSM Implementation Plan and prior to the ACC approving it, on November 30, 2023, APS filed its 2024 DSM Implementation Plan. The 2024 DSM Implementation Plan requested a total budget of $91.5 million and incorporated all elements of the amended 2023 DSM Implementation Plan as well as the 2024 TE Implementation Plan. The ACC has not yet ruled on the 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2023 and 2022 (dollars in thousands):

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$460,561	$388,148
Deferred fuel and purchased power costs — current period	549,877	291,992
Amounts charged to customers	(547,243)	(219,579)
Ending balance	$463,195	$460,561

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

On November 30, 2022, APS filed its PSA rate for the PSA year beginning February 1, 2023. To address the growing under-collected PSA balance, APS also requested that one of three different options be adopted, including a temporary or permanent increase of the annual cap to $0.006 per kWh. On February 23, 2023, the ACC approved an overall PSA rate of $0.019074 per kWh, which consisted of a forward component of $(0.005527) per kWh, a historical component of $0.013071 per kWh and a transition component of $0.011530 per kWh, that will continue until further notice of the ACC. The rate became effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. APS is also required to notify the ACC when the PSA balancing account approaches $0.5 million. In its 2022 Rate Case, APS proposed a permanent increase in the annual PSA adjustor rate cap, which would increase the amount the rate can change in any given year from the currently effective $0.004 per kWh to $0.006 per kWh. On February 22, 2024, the ACC voted to approve this request.

On November 30, 2023, APS notified the ACC that it will be maintaining the current PSA rate of $0.019074 per kWh and an updated PSA adjustment schedule would not be filed at this time.

In accordance with the PSA Plan of Administration, APS is required to seek ACC approval to recover costs related to third-party energy storage systems through its PSA adjustment mechanism. In

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023, nine energy storage PPAs and their respective costs have been approved for recovery through the PSA. In 2022, one energy storage PPA and its costs was approved for recovery through the PSA. In 2021, four energy storage PPAs and their respective costs were approved for recovery through the PSA. However, one energy storage PPA that was approved in 2021 was later terminated by APS due to project delays.

Environmental Improvement Surcharge (“EIS”). The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations. A filing is made on or before February 1 each year for qualified environmental improvements since the prior rate case test year, and the new charge becomes effective April 1 unless suspended by the ACC. The EIS includes an overall cap of $0.0005 per kWh (approximately $13 million to $15 million per year).  APS’s February 1, 2023, application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the February EIS request, and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023. On February 1, 2024, APS filed an application requesting an increase in the charge to $15.3 million, or $11.3 million over the prior-period charge. The 2022 Rate Case ROO has recommended eliminating the EIS. On February 22, 2024, the ACC approved the elimination of the EIS as recommended in the 2022 Rate Case ROO. With the elimination of the EIS, the surcharge will no longer be in effect.

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

On March 17, 2020, APS submitted a filing to make modifications to its annual transmission formula to provide additional transparency for excess and deficient accumulated deferred income taxes resulting from the Tax Cuts and Job Act (the “Tax Act”), as well as for future local, state, and federal

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statutory tax rate changes. APS amended its March 17, 2020, filing on April 28, 2020, September 29, 2021, and October 27, 2021. In January 2022, FERC approved APS’s modifications to its annual transmission formula.

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

Lost Fixed Cost Recovery Mechanism. The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays. The fixed costs recoverable by the LFCR mechanism were 2.50 cents for both lost residential and non-residential kWh as set forth in the settlement agreement in the 2017 rate case (the “2017 Settlement Agreement”). The fixed costs recoverable by the LFCR mechanism are currently 2.56 cents for lost residential kWh and 2.68 cents for lost non-residential kWh as set forth in the 2019 Rate Case decision. The adjustment to the LFCR has a year-over-year cap of 1% of retail revenues. Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year. The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs. DG sales losses are determined from the metered output from the DG units.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 15, 2023, APS filed a letter to the ACC docket stating that, in accordance with Decision No. 78585, APS and ACC Staff have agreed to move the filing date for the annual LFCR adjustment to July 31 each year. On September 5, 2023, APS filed an updated LFCR Plan of Administration, which was approved by ACC Staff on December 8, 2023. On July 31, 2023, APS filed its 2023 annual LFCR adjustment, requesting that the annual LFCR recovery amount be increased to $68.7 million (a $9.6 million increase from previous levels). On October 19, 2023, a request for intervention was filed, which was granted. Consistent with an October 25, 2023, Procedural Order, the parties met and conferred and conducted limited discovery. Upon conclusion of discovery, ACC Staff will provide a Memorandum and Proposed Order that the parties will have an opportunity to respond to. The ACC has not yet ruled on this application.

Tax Expense Adjustor Mechanism. As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. As part of the 2019 Rate Case decision, the TEAM rates were reset to zero beginning December 31, 2021. The TEAM was retained in the 2022 Rate Case to address potential changes in tax law that may be enacted prior to a decision in a subsequent APS rate case.

Court Resolution Surcharge. The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December of 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The current CRS will be recalculated on the effective date of the 2022 Rate Case to remove the effects of the prospective recovery related to the allowable return on equity difference. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December of 2021 and June 20, 2023, $9.4 million of which has been collected as of December 31, 2023, will cease upon full collection of the lost revenue. Finally, recovery of ongoing costs related to the SCR investments will continue until the Company’s next rate case in which they can be incorporated therein. On February 22, 2024, the ACC approved the 2022 Rate Case ROO, as amended. The CRS tariff is currently being recalculated to reflect the final decision in that case. See “2019 Retail Rate Case” above for more information.

Net Metering

The ACC’s decision from APS’s 2017 rate case (the “2017 Rate Case Decision”) provides that payments by utilities for energy exported to the grid from residential distributed generation (“DG”) solar facilities will be determined using a Resource Comparison Proxy (“RCP”) methodology as determined in the ACC’s generic Value and Cost of Distributed Generation docket. RCP is a method that is based on the most recent five-year rolling average price that APS incurs for utility-scale solar photovoltaic projects. The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. The ACC is no longer pursuing development of a forecasted avoided cost methodology as an option for utilities in place of the RCP. Commercial customers, grandfathered residential solar customers, and residential customers with DG systems other than solar facilities continue to qualify for net metering.

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

On April 29, 2022, APS filed an application to decrease the RCP price from 9.4 cents per kWh, which had been in effect since October 1, 2021, to 8.46 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2022. On July 12, 2022, the ACC approved the RCP as filed.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2023, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 7.619 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2023. On August 25, 2023, the ACC approved the RCP as filed.

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. A procedural conference was held on November 1, 2023, to discuss the process going forward. As a result of the procedural conference, ACC Staff will conduct discovery to investigate the issues related to this matter. A status conference will be held on March 20, 2024, to determine if ACC Staff is prepared to present a recommendation on this matter at that time. The amounts the Company pays customers for solar exports under its RCP rate rider could be affected by this docket. APS cannot predict the outcome of this matter.

Energy Modernization Plan

On May 26, 2023, the ACC opened a new docket to review articles within the Arizona Administrative Code related to Resource Planning, the Renewable Energy Standard and Tariff, and Electric Energy Efficiency Standards. On January 9, 2024, the ACC approved a rulemaking process to begin on this matter. During the ACC Open Meeting on February 6, 2024, the ACC approved motions to direct ACC Staff to include recommendations to repeal the current Electric Energy Efficiency and Renewable Energy Standard rules during the rulemaking process. APS cannot predict the outcome of this matter.

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

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023, to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP and APS has until May 31, 2024, to respond to the stakeholders’ comments. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Equity Infusions

On October 27, 2023, APS filed a notice of intent to increase Pinnacle West’s equity in APS in 2024. APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. APS sought approval under Arizona Administrative Code provision R14-2-803 to receive from Pinnacle West in 2024 up to $500 million in additional equity infusions above the currently authorized limit of $150 million annually. On January 9, 2024, the ACC approved the increased equity infusion limit for 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed, and the Governor signed, a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. APS cannot predict what impact, if any, this change will have on APS.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $32.7 million as of December 31, 2023, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $43.0 million as of December 31, 2023, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $10.9 million as of December 31, 2023. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

S		December 31,
	Amortization Through	2023	2022
Pension	(a)	$696,476	$637,656
Deferred fuel and purchased power (b) (c)	2024	463,195	460,561
Income taxes — AFUDC equity	2053	189,058	179,631
Ocotillo deferral	2031	128,636	138,143
Deferred fuel and purchased power — mark-to-market (Note 16)	2026	120,214	—
SCR deferral (e)	2038	89,477	97,624
Retired power plant costs	2033	83,536	98,692
Lease incentives (Note 8)	(g)	46,615	—
Income taxes — investment tax credit basis adjustment	2056	34,230	23,977
Deferred compensation	2036	33,972	33,660
Deferred property taxes	2027	32,488	41,057
Palo Verde VIEs (Note 17)	2046	20,772	20,933
Power supply adjustor-interest	2024	19,416	1,541
Active union medical trust	(f)	12,747	18,226
Navajo coal reclamation	2026	10,883	13,862
Mead-Phoenix transmission line — contributions in aid of construction	2050	8,716	9,048
Loss on reacquired debt	2038	7,965	9,468
Four Corners cost deferral	2024	7,922	15,999
Tax expense adjustor mechanism (b)	2031	5,190	5,845
Lost fixed cost recovery (b)	2023	—	9,547
Other	Various	4,528	6,630
Total regulatory assets (d)		$2,016,036	$1,822,100
Less: current regulatory assets		$625,757	$538,879
Total non-current regulatory assets		$1,390,279	$1,283,221
(a)This asset represents the future recovery of pension benefit obligations and expense through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  As a result of the 2019 Rate Case Decision, the amount authorized for inclusion in rate base was determined using an averaging methodology, which resulted in a reduced return in retail rates. The approved 2022 Rate Case ROO, as amended, allows for the full return on the pension asset in rate base. See Note 7 for further discussion.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)See “Four Corners SCR Cost Recovery” discussion above.
(f)Collected in retail rates.
(g)Amortization periods vary based on specific terms of lease contract. See Note 8.

The detail of regulatory liabilities is as follows (dollars in thousands):

		December 31,
	Amortization Through	2023	2022
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$930,344	$971,545
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	214,667	221,877
Asset retirement obligations	2057	392,383	354,002
Other postretirement benefits	(d)	226,726	270,604
Removal costs	(c)	94,368	106,889
Income taxes — deferred investment tax credit	2056	68,521	48,035
Income taxes — change in rates	2051	60,667	64,806
Four Corners coal reclamation	2038	55,917	52,592
Renewable energy standard (b)	2024	43,251	35,720
Spent nuclear fuel	2027	33,154	39,217
Sundance maintenance	2031	19,989	16,893
Demand side management (b)	2023	14,374	8,461
Property tax deferral (e)	2024	10,850	15,521
Tax expense adjustor mechanism (b)	2031	4,835	4,835
FERC transmission true up (b)	2025	1,869	22,895
Deferred fuel and purchased power — mark-to-market (Note 15)	2026	—	96,367
Other	Various	3,873	3,092
Total regulatory liabilities		$2,175,788	$2,333,351
Less: current regulatory liabilities		$209,923	$271,575
Total non-current regulatory liabilities		$1,965,865	$2,061,776
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2023	2022	2021	2023	2022	2021
Total unrecognized tax benefits, January 1	$43,097	$45,086	$45,655	$43,097	$45,086	$45,655
Additions for tax positions of the current year	1,473	1,399	3,305	1,473	1,399	3,305
Additions for tax positions of prior years	419	2,069	1,449	419	2,069	1,449
Reductions for tax positions of prior years for:
Changes in judgment	661	(3,495)	(2,659)	661	(3,495)	(2,659)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	(1,376)	(1,962)	(2,664)	(1,376)	(1,962)	(2,664)
Total unrecognized tax benefits, December 31	$44,274	$43,097	$45,086	$44,274	$43,097	$45,086

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2023	2022	2021	2023	2022	2021
Tax positions, that if recognized, would decrease our effective tax rate	$28,762	$28,246	$26,300	$28,762	$28,246	$26,300

As of the balance sheet date, the tax year ended December 31, 2020, and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2019.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2023	2022	2021	2023	2022	2021
Unrecognized tax benefit interest expense/(benefit) recognized	$452	$(139)	$(535)	$452	$(139)	$(535)

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2023	2022	2021	2023	2022	2021
Unrecognized tax benefit interest accrued	$1,633	$1,181	$1,320	$1,633	$1,181	$1,320

Additionally, as of December 31, 2023, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Current:
Federal	$21,272	$35,617	$(5,041)	$26,405	$103,349	$1,514
State	2,854	1,950	2,458	1,027	161	(11)
Total current	24,126	37,567	(2,583)	27,432	103,510	1,503
Deferred:
Federal	37,273	23,693	95,327	44,922	(31,860)	101,175
State	15,513	13,567	17,342	21,830	19,150	22,875
Total deferred	52,786	37,260	112,669	66,752	(12,710)	124,050
Income tax expense/(benefit)	$76,912	$74,827	$110,086	$94,184	$90,800	$125,553

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart compares pretax income at the 21% statutory federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Federal income tax expense at statutory rate	$125,095	$120,887	$156,666	$138,337	$132,920	$162,762
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	18,024	17,740	22,656	19,832	19,000	23,339
State income tax credits net of federal income tax benefit	(3,513)	(5,482)	(7,015)	(1,775)	(3,744)	(5,277)
Net operating loss carryback tax benefit	—	—	(5,915)	—	—	—
Excess deferred income taxes — Tax Cuts and Jobs Act	(36,558)	(36,241)	(36,558)	(36,558)	(36,241)	(36,558)
Allowance for equity funds used during construction (Note 1)	(5,964)	(4,629)	(4,180)	(5,964)	(4,629)	(4,180)
Palo Verde VIE noncontrolling interest (Note 17)	(3,617)	(3,617)	(3,617)	(3,617)	(3,617)	(3,617)
Investment tax credit amortization	(9,495)	(5,608)	(7,620)	(9,495)	(5,608)	(7,620)
Federal production tax credit	(8,441)	(3,146)	(3,064)	(5,460)	—	—
Other federal income tax credits	(3,453)	(7,721)	(3,912)	(2,803)	(7,721)	(3,912)
Other	4,834	2,644	2,645	1,687	440	616
Income tax expense/(benefit)	$76,912	$74,827	$110,086	$94,184	$90,800	$125,553

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2023	2022	2023	2022
DEFERRED TAX ASSETS
Risk management activities	$31,411	$8,826	$31,411	$8,826
Regulatory liabilities:
Excess deferred income taxes — Tax Cuts and Jobs Act	283,161	295,014	283,161	295,014
Asset retirement obligation and removal costs	113,312	107,104	113,312	107,104
Unamortized investment tax credits	68,521	48,035	68,521	48,035
Other postretirement benefits	56,070	66,893	56,070	66,893
Other	39,857	62,915	39,857	62,915
Operating lease liabilities	316,067	184,030	315,670	182,663
Pension liabilities	33,294	33,674	29,918	30,436
Coal reclamation liabilities	45,505	44,312	45,505	44,312
Renewable energy incentives	17,261	19,948	17,261	19,948
Credit and loss carryforwards	43,940	37,647	3,031	13,654
Other	77,865	72,605	77,865	72,605
Total deferred tax assets	1,126,264	981,003	1,081,582	952,405
DEFERRED TAX LIABILITIES
Plant-related	(2,572,495)	(2,518,164)	(2,572,495)	(2,518,164)
Risk management activities	(1,682)	(32,648)	(1,682)	(32,648)
Pension and other postretirement assets	(78,853)	(96,845)	(78,297)	(96,196)
Other special use funds	(56,550)	(57,572)	(56,550)	(57,572)
Operating lease right-of-use assets	(316,067)	(184,030)	(315,670)	(182,663)
Regulatory assets:
Allowance for equity funds used during construction	(46,754)	(44,405)	(46,754)	(44,405)
Deferred fuel and purchased power	(149,078)	(114,232)	(149,078)	(114,232)
Pension benefits	(172,239)	(157,629)	(172,239)	(157,629)
Retired power plant costs	(20,659)	(24,397)	(20,659)	(24,397)
Other	(92,260)	(103,023)	(92,260)	(103,023)
Other	(36,107)	(32,479)	(7,595)	(7,123)
Total deferred tax liabilities	(3,542,744)	(3,365,424)	(3,513,279)	(3,338,052)
Deferred income taxes — net	$(2,416,480)	$(2,384,421)	$(2,431,697)	$(2,385,647)
As of December 31, 2023, Pinnacle West consolidated deferred tax assets for credit and loss carryforwards relate to federal and state credit carryforwards, net of federal benefit, of $56 million, which first begin to expire in 2025. Pinnacle West consolidated credit and loss carryforwards amount above has been reduced by $12 million of unrecognized tax benefits.

As of December 31, 2023, APS consolidated deferred tax assets for credit and loss carryforwards relate to federal and state credit carryforwards, net of federal benefit, of $15 million, which first begin to expire in 2028. APS consolidated credit and loss carryforwards amount above has been reduced by $12 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit facilities and the amounts available and outstanding (dollars in thousands):

	December 31, 2023			December 31, 2022
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facilities	$200,000	$1,250,000	$1,450,000	$200,000	$1,000,000	$1,200,000
Outstanding short-term borrowings	(76,650)	(532,850)	(609,500)	(15,720)	(325,000)	(340,720)
Amount of Credit Facilities Available	$123,350	$717,150	$840,500	$184,280	$675,000	$859,280

Weighted-Average Commitment Fees	0.170%	0.120%		0.175%	0.125%

Pinnacle West

On April 10, 2023, Pinnacle West replaced its $200 million revolving credit facility that would have matured on May 28, 2026, with a new $200 million revolving credit facility that matures on April 10, 2028. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2023, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $77 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on December 31, 2023, was 5.47%.

APS

On April 10, 2023, APS replaced its two $500 million revolving credit facilities that would have matured on May 28, 2026, with a new $1.25 billion revolving credit facility that matures on April 10, 2028. APS has the option to increase the amount of the facility up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At December 31, 2023, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$533 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on December 31, 2023, was 5.46%.

On December 12, 2023, APS entered into an agreement with a new 364-day $350 million term loan facility that matures on December 10, 2024. Borrowings under the facility bear interest at SOFR plus 1.0% per annum. On February 9, 2024, APS drew the full amount of $350 million.

See “Financial Assurances” in Note 10 for a discussion of other outstanding letters of credit.

Debt Provisions

On December 15, 2022, the ACC issued a financing order that, among other things, reaffirmed APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). See Note 6 for additional long-term debt provisions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2023	2022
APS
Pollution control bonds:
Variable	2029	(b)	$163,975	$163,975
Total pollution control bonds			163,975	163,975
Senior unsecured notes	2024-2050	2.20%-6.88%	7,180,000	6,680,000
Unamortized discount			(14,197)	(14,548)
Unamortized premium			11,162	12,368
Unamortized debt issuance cost			(49,049)	(48,266)
Total APS long-term debt			7,291,891	6,793,529
Less current maturities			250,000	—
Total APS long-term debt less current maturities			7,041,891	6,793,529
BCE
Los Alamitos equity bridge loan	(d)	(d)	—	27,575
Los Alamitos construction facility	(d)	(d)	—	23,110
Unamortized debt issuance cost			—	(135)
Total BCE long-term debt			—	50,550
Less current maturities			—	50,685
Total BCE long-term debt less current maturities			—	(135)
Pinnacle West
Senior unsecured notes	2025	1.30%	500,000	500,000
Term loans	2024	(c)	625,000	450,000
Unamortized discount			(15)	(25)
Unamortized debt issuance cost			(1,254)	(2,083)
Total Pinnacle West long-term debt			1,123,731	947,892
Less current maturities			625,000	—
Total Pinnacle West long-term debt less current maturities			498,731	947,892
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$7,540,622	$7,741,286
(a)    This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)    The weighted-average interest rate for the variable rate pollution control bonds was 4.11% at December 31, 2023, and 3.96% at December 31, 2022.
(c)    The weighted-average interest rate was 6.20% at December 31, 2023, and 5.10% at December 31, 2022. See additional details below.
(d)    On August 4, 2023, concurrent with the BCE Sale, the construction facility was transferred to Ameresco and the equity bridge loan was paid in full by Pinnacle West. See Note 20 and discussion below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Pinnacle West Consolidated	APS Consolidated
2024	$875,000	$250,000
2025	800,000	300,000
2026	250,000	250,000
2027	300,000	300,000
2028	—	—
Thereafter	6,243,975	6,243,975
Total	$8,468,975	$7,343,975

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,123,731	$1,095,935	$947,892	$905,525
APS	7,291,891	6,459,718	6,793,529	5,629,491
BCE	—	—	50,550	50,685
Total	$8,415,622	$7,555,653	$7,791,971	$6,585,701

Credit Facilities and Debt Issuances

Pinnacle West

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matures December 16, 2024. The proceeds were received on January 6, 2023, and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023.

APS

APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. On October 27, 2023, APS sought approval from the ACC to receive from Pinnacle West in 2024 up to an additional $500 million in equity infusions above the authorized limit of $150 million, and on January 9, 2024, the ACC approved the increased equity infusion limit for 2024.

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

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for the development of a 31 megawatt (“MW”) solar and 20 megawatt hour (“MWh”) battery storage project in Los Alamitos, California (“Los Alamitos”). The credit agreement consisted of an equity bridge loan facility, a non-recourse construction facility, a letter of credit facility, and a related interest rate swap. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement with Ameresco, Inc. (“Ameresco”), pursuant to which we agreed to sell all our equity interest in BCE to Ameresco (the “BCE Sale”). See Note 20. As a part of the BCE Sale closing, the $36 million construction facility, the letter of credit facility, and the interest rate swap were transferred to Ameresco. On August 4, 2023, concurrent with the BCE Sale, Pinnacle West paid in full the outstanding $31 million equity bridge loan balance. As of December 31, 2023, there is no outstanding balance on our Consolidated Balance Sheets relating to this credit agreement.

On April 18, 2023, and on December 29, 2023, Pinnacle West issued performance guarantees in connection with BCE’s Kūpono Solar investment project financing. BCE held an equity method investment relating to the Kūpono Solar project that was included in the BCE Sale relating to the stage of the BCE Sale that closed on January 12, 2024. The performance guarantees did not transfer in the BCE Sale, and Pinnacle West continues to retain these performance guarantees. See Note 10.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2023, the ratio was approximately 60% for Pinnacle West and 52% for APS.  Failure to comply with such covenant levels would result in an event of default, which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On December 15, 2022, the ACC issued a financing order approving APS’s application filed on April 6, 2022, requesting to increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease PPAs from the definition of long-term indebtedness for purposes of the ACC financing orders. See Note 5 for additional short-term debt provisions.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans			Other Benefits Plans
	2023	2022	2021	2023	2022	2021
Service cost-benefits earned during the period	$39,461	$55,473	$61,236	$8,567	$16,470	$17,796
Non-service costs (credits):
Interest cost on benefit obligation	153,561	107,492	98,566	22,509	17,491	16,513
Expected return on plan assets	(182,938)	(185,775)	(202,628)	(43,486)	(46,042)	(41,444)
Amortization of:
Prior service credit (a)	—	—	—	(37,789)	(37,789)	(37,705)
Net actuarial (gain)/loss	38,420	17,515	15,948	(9,614)	(12,835)	(10,093)
Net periodic benefit cost/(benefit)	$48,504	$(5,295)	$(26,878)	$(59,813)	$(62,705)	$(54,933)
Portion of cost/(benefit) charged to expense	$27,029	$(16,431)	$(32,743)	$(43,408)	$(45,042)	$(38,657)
(a)    Prior-service costs or credits reflect the impact of modifications to the pension or postretirement plan benefits. The impact of these modifications is amortized over a period which reflects the demographics of the impacted population. In 2014, Pinnacle West made changes to the postretirement benefits offered to Medicare eligible retirees which resulted in prior-service credits. We have been amortizing these prior-serviced credits since 2015 with the last full-year amortization occurring in 2024.

The following table shows the plans’ changes in the benefit obligations and funded status (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at January 1	$2,809,529	$3,716,824	$409,461	$591,841
Service cost	39,461	55,473	8,567	16,470
Interest cost	153,561	107,492	22,509	17,491
Benefit payments	(210,737)	(212,565)	(30,784)	(30,913)
Actuarial (gain) loss	116,249	(857,695)	20,681	(185,428)
Benefit obligation at December 31	2,908,063	2,809,529	430,434	409,461
Change in Plan Assets
Fair value of plan assets at January 1	2,829,485	3,812,041	652,287	872,435
Actual return/(loss) on plan assets	199,098	(787,874)	67,317	(193,807)
Benefit payments	(193,034)	(194,682)	(23,110)	(26,341)
Fair value of plan assets at December 31	2,835,549	2,829,485	696,494	652,287
Funded/(Underfunded) Status at December 31	$(72,514)	$19,956	$266,060	$242,826

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows information for pension plans with an accumulated obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2023	2022
Accumulated benefit obligation	$123,701	$126,759
Fair value of plan assets	—	—

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on an accumulated benefit obligation basis at December 31, 2023, and December 31, 2022, therefore, the only pension plan with an accumulated benefit obligation in excess of plan assets in 2023 and 2022 is a non-qualified supplemental excess benefit retirement plan.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2023	2022
Projected benefit obligation	$129,891	$133,818
Fair value of plan assets	—	—

The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on a projected benefit obligation basis at December 31, 2023, and December 31, 2022, therefore the only pension plan with a projected benefit obligation in excess of plan assets in 2023 and 2022 is a non-qualified supplemental excess benefit retirement plan.

The following table shows the amounts recognized on the Consolidated Balance Sheets (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2023	2022	2023	2022
Noncurrent asset	$57,378	$153,773	$266,060	$242,826
Current liability	(17,190)	(17,531)	—	—
Noncurrent liability	(112,702)	(116,286)	—	—
Net amount recognized (funded status)	$(72,514)	$19,956	$266,060	$242,826

The following table shows the details related to accumulated other comprehensive loss (gain) as of December 31, 2023, and 2022 (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2023	2022	2023	2022
Net actuarial loss (gain)	$743,003	$681,335	$(188,630)	$(195,095)
Prior service credit	—	—	(39,054)	(76,843)
APS’s portion recorded as a regulatory (asset) liability	(696,476)	(637,656)	226,726	270,604
Income tax expense (benefit)	(11,506)	(10,797)	691	784
Accumulated other comprehensive loss (gain)	$35,021	$32,882	$(267)	$(550)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs Year Ended December 31,
	2023	2022	2023	2022	2021
Discount rate – pension plans	5.21%	5.56%	5.56%	2.92%	2.53%
Discount rate – other benefits plans	5.23%	5.58%	5.58%	2.98%	2.63%
Rate of compensation increase	4.52%	4.57%	4.57%	4.00%	4.00%
Expected long-term return on plan assets - pension plans	N/A	N/A	6.70%	5.00%	5.30%
Expected long-term return on plan assets - other benefit plans	N/A	N/A	6.80%	5.35%	4.90%
Initial healthcare cost trend rate (pre-65 participants)	6.25%	6.50%	6.50%	6.00%	6.50%
Ultimate healthcare cost trend rate (pre-65 participants)	4.75%	4.75%	4.75%	4.75%	4.75%
Number of years to ultimate trend rate (pre-65 participants)	5	6	5	3	4
Initial and ultimate healthcare cost trend rate (post-65 participants)	2.00%	2.00%	2.00%	2.00%	2.00%
Interest crediting rate – cash balance pension plans	4.54%	4.50%	4.50%	4.50%	4.50%

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2024, we are assuming a 6.90% long-term rate of return for pension assets and 7.00% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

In selecting our healthcare trend rates, we consider past performance and forecasts of healthcare costs.

Plan Assets

The Board of Directors has delegated oversight of the pension and other postretirement benefit plans’ assets to an Investment Management Committee (“Committee”).  The Committee has adopted investment policy statements (“IPS”) for the pension and the other postretirement benefit plans’ assets. The investment strategies for these plans include external management of plan assets.

The overall strategy of the pension plan’s IPS is to achieve an adequate level of trust assets relative to the benefit obligations.  To achieve this objective, the plan’s investment policy provides for mixes of investments including long-term fixed income assets and return-seeking assets.  The target allocation between return-seeking and long-term fixed income assets is defined in the IPS.  The plan’s funded status is reviewed on at least a monthly basis.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Return-seeking assets are intended to provide a reasonable long-term rate of investment return with a prudent level of volatility.  Return-seeking assets are composed of U.S. equities, international equities, and alternative investments.  International equities include investments in both developed and emerging markets.  Alternative investments may include investments in real estate, private debt and various other strategies.  The plan may also hold investments in return-seeking assets by holding securities in partnerships, common and collective trusts, and mutual funds.

Based on the IPS, the target and actual allocation for the pension plan at December 31, 2023, are as follows:

	Target Allocation	Actual Allocation
Long-term fixed income assets	80%	78%
Return-seeking assets	20%	22%
Total	100%	100%

The permissible range is within +/-5% of the target allocation shown in the above table, and also considers the plan’s funded status.

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

As of December 31, 2023, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability. The following table presents the actual allocations of the investment for the other postretirement benefit plan at December 31, 2023:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in partnerships are also valued using the concept of NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships’ underlying assets. The plan’s partnerships holdings relate to investments in high-yield fixed income instruments. Certain partnerships also include funding commitments that may require the plan to contribute up to $50 million to these partnerships; as of December 31, 2023, approximately $38 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2023, by asset category, are as follows (dollars in thousands):

	Level 1	Level 2	Other (a)	Total
Pension Plan:
Fixed income securities:
Corporate	$—	$1,415,346	$—	$1,415,346
U.S. Treasury	622,273	—	—	622,273
Other (b)	—	135,184	—	135,184
Common stock equities (c)	150,657	—	—	150,657
Mutual funds (d)	112,791	—	—	112,791
Common and collective trusts:
Equities	—	—	192,945	192,945
Real estate	—	—	140,613	140,613
Short-term investments and other (e)	—	—	65,740	65,740
Total	$885,721	$1,550,530	$399,298	$2,835,549
Other Benefits:
Fixed income securities:
Corporate	$—	$189,902	$—	$189,902
U.S. Treasury	207,665	—	—	207,665
Other (b)	—	8,372	—	8,372
Common stock equities (c)	139,952	—	—	139,952
Mutual funds (d)	22,256	—	—	22,256
Common and collective trusts:
Equities	—	—	81,724	81,724
Real estate	—	—	20,001	20,001
Short-term investments and other (e)	21,146	—	5,476	26,622
Total	$391,019	$198,274	$107,201	$696,494
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

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  In 2023 and 2022, we did not make any contributions to our pension plan. In 2021, we made contributions to our pension plan totaling $100 million.  The minimum required contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2024, 2025, or 2026.  With regard to contributions to our other postretirement benefit plan, we did not make a contribution in 2023 or 2022 and do not expect to make any contributions in 2024, 2025 or 2026.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was reimbursed $23 million in 2023, $26 million in 2022, and $24 million in 2021 for prior years retiree medical claims from the other postretirement benefit plan trust assets.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension Plans	Other Benefits Plans
2024	$244,772	$31,024
2025	226,748	30,446
2026	229,322	30,396
2027	226,906	30,024
2028	229,397	29,741
Years 2029-2033	1,136,944	149,312

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2023, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $12 million for 2023, $12 million for 2022, and $12 million for 2021.

8.    Leases

We lease certain land, buildings, vehicles, equipment, and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power and energy storage agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2024 through 2073. Substantially all of our leasing activities relate to APS.

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

APS has executed various energy storage purchased power lease agreements that allow APS the right to charge and discharge energy storage facilities. The first of these energy storage leases commenced in September 2023, and is classified as an operating lease. This agreement provides APS the use of the energy storage facility through May 2043. APS pays a fixed monthly capacity price for rights to use the leased asset. APS does not operate or maintain the energy storage facility, and has no purchase options or residual value guarantees relating to the lease asset. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components.

The following table provides information related to our lease costs (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating Lease Cost - Purchased Power & Energy Storage Lease Contracts	$126,655	$104,001	$105,762
Operating Lease Cost - Land, Property, and Other Equipment	19,235	18,061	18,498
Total Operating Lease Cost	145,890	122,062	124,260
Variable Lease Cost (a)	135,007	122,040	118,969
Short-term Lease Cost	21,530	9,928	3,872
Total Lease Cost	$302,427	$254,030	$247,101
(a)     Primarily relates to purchased power lease contracts.

Lease costs are primarily included as a component of operating expenses on our Consolidated Statements of Income. Lease costs relating to purchased power and energy storage lease contracts are recorded in fuel and purchased power on the Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 3. The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES. Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable purchased power lease contracts. Payments under most renewable purchased power lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	December 31, 2023
Year	Purchased Power & Energy Storage Lease Contracts	Land, Property & Equipment Leases	Total
2024	$108,201	$14,750	$122,951
2025	124,968	12,148	137,116
2026	138,692	9,826	148,518
2027	164,613	7,731	172,344
2028	168,410	5,401	173,811
Thereafter	835,813	64,090	899,903
Total lease commitments	1,540,697	113,946	1,654,643
Less imputed interest	334,693	41,878	376,571
Total lease liabilities	$1,206,004	$72,068	$1,278,072

We recognize lease assets and liabilities upon lease commencement. At December 31, 2023, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $7.1 billion over the terms of the agreements. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expect lease commencement dates ranging from April 2024 through June 2025, with lease terms expiring through May 2045. As a result of these delays and other events, APS has received cash proceeds from the lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 3.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Year Ended December 31,
	2023		2022	2021
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$123,472		$118,463	$116,661
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	602,301	(a)	16,990	500,582

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	10 years	7 years
Weighted average discount rate (b)	4.53%	2.21%

(a)Primarily relates to the two purchased power operating lease agreements that were modified in January 2023.
(b)Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements we use our incremental borrowing rate to measure the present value of lease liabilities. We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2023 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,990,237	$1,087,614	$21,442
Palo Verde Unit 2 (a)	16.8%		681,483	387,485	12,700
Palo Verde Common	28.0%	(b)	857,807	356,962	65,911
Palo Verde Sale Leaseback		(a)	351,050	264,624	—
Four Corners Generating Station	63.0%		1,748,436	659,780	29,586
Cholla Common Facilities (c)	50.5%		250,994	167,357	7,487
Transmission facilities:
ANPP 500kV System	33.4%	(b)	136,145	58,252	4,801
Navajo Southern System	25.2%	(b)	87,185	36,743	550
Palo Verde — Yuma 500kV System	25.3%	(b)	24,057	7,912	432
Four Corners Switchyards	57.5%	(b)	84,279	21,918	161
Phoenix — Mead System	17.1%	(b)	39,772	20,679	257
Palo Verde — Rudd 500kV System	50.0%		95,736	32,665	731
Morgan — Pinnacle Peak System	63.2%	(b)	117,080	26,990	229
Round Valley System	50.0%		548	205	—
Palo Verde — Morgan System	87.5%	(b)	268,629	40,962	8,053
Hassayampa — North Gila System	80.0%		151,684	24,618	—
Cholla 500kV Switchyard	85.7%		8,445	2,760	—
Saguaro 500kV Switchyard	60.0%		21,627	14,060	17
Kyrene — Knox System	50.0%		578	340	—
Agua Fria Switchyard	10.0%		—	—	77
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

APS has submitted nine claims pursuant to the terms of the August 18, 2014 settlement agreement, for nine separate time periods during July 1, 2011 through October 31, 2022. The DOE has approved and paid $138.2 million for these claims (APS’s share is $40.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 3. On October 31, 2023, APS filed its tenth claim pursuant to the terms of the August 18, 2014, settlement agreement in the amount of $18.46 million (APS’s share is $5.4 million). In February 2024, the DOE approved $18.39 million of this claim.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. This insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $16.3 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers.  The remaining balance of approximately $15.8 billion of liability coverage is provided through a mandatory, industry-wide retrospective premium program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums. The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $165.9 million, subject to a maximum annual premium of approximately $24.7 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $144.9 million, with a maximum annual retrospective premium of approximately $21.6 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2024 and 2045 that include required purchase provisions.  APS estimates the contract requirements to be approximately $1,034 million in 2024; $1,190 million in 2025; $1,310 million in 2026; $1,284 million in 2027; $1,292 million in 2028; and $14.7 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts include estimated commitments relating to purchased power lease contracts. See Note 8.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter
Coal take-or-pay commitments (a)	$208,694	$229,111	$221,122	$200,256	$205,237	$647,377

(a)Total take-or-pay commitments are approximately $1.7 billion.  The total net present value of these commitments is approximately $1.4 billion.

    APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total purchases	$255,219	$305,502	$219,958

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $29 million in 2024; $27 million in 2025; $24 million in 2026; $20 million in 2027; $17 million in 2028; and $52 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $184 million at December 31, 2023, and $179 million at December 31, 2022. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows: $19 million in 2024; $20 million in 2025; $21 million in 2026; $22 million in 2027; $23 million in 2028; and $2 million thereafter. These funds are held in an escrow account and will be distributed to certain coal providers under the terms of the applicable coal supply agreements.  Any amendments to current coal supply agreements may change the timing of the contribution or cost of final reclamation. The annual payments to the escrow account and final distribution to certain coal providers may be subject to adjustments based on escrow earnings.

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

In connection with APS’s status as a PRP for OU3, since 2013, APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending, which is on appeal to the U.S. Court of Appeals for the Ninth Circuit based on a U.S. District Court order dismissing cost recovery claims of approximately $20.7 million by a service provider for RID. APS is unable to predict the outcome of any

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Four Corners SCR Cost Recovery

As part of APS’s 2019 Rate Case, APS included recovery of the deferral and rate base effects of the Four Corners SCR project. On November 2, 2021, the 2019 Rate Case decision was approved by the ACC allowing approximately $194 million of SCR related plant investments and cost deferrals in rate base and to recover, depreciate and amortize in rates based on an end-of-life assumption of July 2031. The decision also included a partial and combined disallowance of $215.5 million on the SCR investments and deferrals. APS believes the SCR plant investments and related SCR cost deferrals were prudently incurred, and on December 17, 2021, APS filed its Notice of Direct Appeal at the Arizona Court of Appeals requesting review of the $215.5 million disallowance. The Arizona Court of Appeals heard oral arguments on November 30, 2022. On March 6, 2023, the Court of Appeals issued its order in the matter, vacating the ACC’s disallowance of the SCR investment and remanding the matter back to the ACC for further review in accordance with ACC rules and the order of the Court of Appeals. On June 21, 2023, the ACC approved a joint settlement filed by APS and the ACC’s Legal Division that resolved all issues relating to the 2019 Rate Case decision, including recovery of the cost of the Four Corners SCRs. See Note 3 for additional information regarding the Four Corners SCR cost recovery and the 2019 Rate Case.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla sometime in 2024.

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

We cannot at this time predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations. See Note 11. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, APS cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

EPA Power Plant Carbon Regulations. EPA’s regulation of carbon dioxide emissions from electric utility power plants has proceeded in fits and starts over most of the last decade. Starting on August 3, 2015, EPA finalized the Clean Power Plan, which was the Agency’s first effort at such regulation through system-wide generation dispatch shifting. Those regulations were subsequently repealed by the EPA on June 19, 2019, and replaced by the Affordable Clean Energy (“ACE”) regulations, which were a far narrower set of rules. While the U.S. Court of Appeals for the D.C. Circuit subsequently vacated the ACE regulations on January 19, 2021, and ordered a remand for EPA to develop replacement regulations consistent with the original 2015 Clean Power Plan, the U.S. Supreme Court subsequently reversed that decision on June 30, 2022, holding that the Clean Power Plan exceeded EPA’s authority under the Clean Air Act.

In the latest set of proposed rules, released on May 23, 2023, EPA contemplates emission standards and guidelines for various subcategories of new and existing power plants. Unlike EPA’s Clean Power

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EPA expects to take final action on this proposal by spring or summer of 2024. At this time, APS cannot predict the outcome of this rulemaking or when EPA will take final action. In addition, APS is continuing to evaluate this proposal and its potential impact on APS’s operations. Depending on the eventual outcome, the costs associated with APS’s operation of its current and future thermal power plants could materially increase, which could affect our financial condition, results of operations, or cash flows.

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

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and APS does not expect the outcome to have a material impact on our financial condition, results of operations, or cash flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Four Corners — 4CA Matter

On July 6, 2016, 4CA purchased El Paso Electric Company’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018, from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and paid 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note, which was paid in full as of June 30, 2022.

In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC’s 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West’s guarantee is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement.

PNW Power Wind Projects

In October 2023, the Tenaska wind farm investments were reorganized such that they are no longer held by BCE, rather they are now held under the new Pinnacle West subsidiary, PNW Power. See Notes 1 and 20 for more information.

Tenaska Clear Creek Wind, LLC, the developer, owner, and operator of the Clear Creek wind farm, has disputed the proposed cost allocation of system upgrades related to connecting the Clear Creek wind farm to the transmission system. Tenaska Clear Creek Wind, LLC, filed complaints with FERC on this matter on May 21, 2021, and May 25, 2022, both of which FERC has denied. In April 2023, Tenaska Clear Creek Wind, LLC filed Petitions for Review of the relevant FERC orders with the U.S. Court of Appeals for the D.C. Circuit, which are still pending.

Due to disputed system upgrades and curtailment issues, the Clear Creek wind farm has experienced a significant reduction in power generation that has had a material adverse impact on the project’s ability to generate cash flow for investors. During the fourth quarter of 2022, due to these ongoing disputes, cost allocation uncertainties, and no probable favorable resolution, the equity method investment was fully impaired. Prior to the impairment, the investment had a carrying value of $17.1 million, which was written-down to reflect the investment’s estimated fair value of zero as of December 31, 2022. Pinnacle West’s Consolidated Statement of Income for the year ended December 31, 2022, includes an after-tax loss of $12.8 million relating to this impairment.

BCE Kūpono Solar

BCE and Ameresco jointly owned a special purpose entity that is sponsoring the Kūpono Solar project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply clean renewable energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar project is expected to be completed in 2024. On April 18, 2023, the Kūpono Solar special purpose entity entered into a $140 million non-recourse construction financing agreement. The construction financing will convert into a sale leaseback agreement upon commercial operation of the project. As of December 31, 2023, the construction financing agreement required $40 million of sponsor equity, which has been funded by the project’s equity participants and which is subject to adjustment under the construction financing agreement. In connection with the financing, Pinnacle West has issued performance guarantees relating to the project. Investments in the Kūpono Solar

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

project are included in the BCE Sale which closed on January 12, 2024. Subsequent to the BCE Sale, Pinnacle West continues to maintain the performance guarantees relating to the Kūpono Solar project financing, see additional information below regarding these guarantees. See Note 20 for information relating to the BCE Sale.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of December 31, 2023, standby letters of credit totaled approximately $27 million and will expire in 2024. As of December 31, 2023, surety bonds expiring through 2025 totaled approximately $20 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2023. In connection with the sale of 4CA’s 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. See “Four Corners — 4CA Matter” above for information related to this guarantee. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of December 31, 2023, there is approximately $31 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2030.

Pinnacle West has issued various performance guarantees in connection with BCE’s Kūpono Solar project investment financing, and is exposed to losses relating to these guarantees upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Subsequent to the BCE Sale, Pinnacle West continues to maintain these performance guarantees. See Note 20. As of December 31, 2023, these performance guarantees had no significant impact on our Consolidated Balance Sheets or Consolidated Statements of Income. The details of the guarantees are as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Upon the BCE Sale closing, which occurred on January 12, 2024, Pinnacle West committed to certain performance guarantees tied to the Kūpono project achieving certain construction and operation milestones. These performance guarantees will expire when the Kūpono project achieves commercial operation, which is expected in 2024.
•When the Kūpono financing coverts to a sale leaseback agreement, which is expected to occur upon commercial operation of the project, Pinnacle West has committed to certain performance guarantees that may apply upon the occurrence of specified events (such as uninsured loss events). Ameresco has agreed to make efforts to refinance the project and eliminate these guarantees prior to 2030.
•Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees.

11.     Asset Retirement Obligations

In 2023, the Company revised its cost estimates for existing Asset Retirement Obligations (“ARO”) for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $71 million, primarily due to changes in the planned pond closure methodology and increased corrective action cost estimates associated with the CCR Rule. See Note 10.
•Four Corners coal-fired power plant, which resulted in a decrease of approximately $7 million.
•Navajo coal-fired plant, which resulted in an increase of approximately $8 million.
•Palo Verde received a new decommissioning study, which resulted in an increase to the ARO in the amount of $63 million, an increase in the plant in service of $59 million and a decrease in the regulatory liability of $4 million.

In 2022, APS did not revise any cost estimates related to existing AROs, and no new AROs were necessary.

See additional details in Notes 3 and 10.

The following table shows the change in our AROs (dollars in thousands):

	2023	2022
Asset retirement obligations at the beginning of year	$797,762	$767,382
Changes attributable to:
Accretion expense	44,269	41,240
Settlements	(14,039)	(10,860)
Estimated cash flow revisions	135,323	—
Newly incurred obligation	2,686	—
Asset retirement obligations at the end of year	$966,001	$797,762

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain non-exchange traded commodity contracts are valued based on unobservable inputs due to the long-term nature of contracts, characteristics of the product, or the unique location of the transactions.  Long-dated energy transactions may consist of observable valuations for the near-term portion and unobservable valuations for the long-term portions of the transaction.  We rely primarily on broker quotes to value these instruments.  When our valuations utilize broker quotes, we perform various control procedures to ensure the quote has been developed consistent with fair value accounting guidance.  These controls include assessing the quote for reasonableness by comparison against other broker quotes, reviewing historical price relationships, and assessing market activity.  When broker quotes are not available, the primary valuation technique used to calculate the fair value is the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3.

Risk Management Activities — Interest Rate Derivatives

Our interest rate derivative instruments related to a BCE interest rate swap, which was valued using financial models that utilize observable inputs for similar instruments and was classified as Level 2. The interest rate swap is no longer held as of December 31, 2023. See Note 20.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2023, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

Balance at December 31, 2023	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$10	$—	$—	$—		$10
Risk management activities — derivative instruments:
Commodity contracts	—	1,881	6,616	(1,689)	(a)	6,808
Nuclear decommissioning trust:
Equity securities	11,064	—	—	(767)	(b)	10,297
U.S. commingled equity funds	—	—	—	409,616	(c)	409,616
U.S. Treasury debt	319,734	—	—	—		319,734
Corporate debt	—	188,317	—	—		188,317
Mortgage-backed securities	—	208,306	—	—		208,306
Municipal bonds	—	59,323	—	—		59,323
Other fixed income	—	5,653	—	—		5,653
Subtotal nuclear decommissioning trust	330,798	461,599	—	408,849		1,201,246

Other special use funds:
Equity securities	40,991	—	—	2,196	(b)	43,187
U.S. Treasury debt	319,594	—	—	—		319,594
Municipal bonds	—	—	—	—		—
Subtotal other special use funds	360,585	—	—	2,196		362,781

Total assets	$691,393	$463,480	$6,616	$409,356		$1,570,845

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(127,016)	$(1,695)	$4,823	(a)	$(123,888)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents the fair value at December 31, 2022, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

Balance at December 31, 2022	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$127,129	$26,132	$(21,163)	(a)	$132,098
Interest rate swaps	—	131	—	—		131
Subtotal risk management activities - derivative instruments	—	127,260	26,132	(21,163)		132,229
Nuclear decommissioning trust:
Equity securities	14,658	—	—	3,827	(b)	18,485
U.S. commingled equity funds	—	—	—	472,582	(c)	472,582
U.S. Treasury debt	211,923	—	—	—		211,923
Corporate debt	—	149,226	—	—		149,226
Mortgage-backed securities	—	147,938	—	—		147,938
Municipal bonds	—	64,881	—	—		64,881
Other fixed income	—	8,375	—	—		8,375
Subtotal nuclear decommissioning trust	226,581	370,420	—	476,409		1,073,410

Other special use funds:
Equity securities	66,974	—	—	963	(b)	67,937
U.S. Treasury debt	275,267	—	—	—		275,267
Municipal bonds	—	4,027	—	—		4,027
Subtotal other special use funds	342,241	4,027	—	963		347,231

Total assets	$568,822	$501,707	$26,132	$456,209		$1,552,870
LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(25,874)	$(31,020)	$15,357	(a)	$(41,537)
Interest rate swaps	—	(909)	—	—		(909)
Subtotal risk management activities - derivative instruments	—	(26,783)	(31,020)	15,357		(42,446)

Total liabilities	$—	$(26,783)	$(31,020)	$15,357		$(42,446)
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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2023, and December 31, 2022:

	December 31, 2023 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$6,587	$658	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$259.04	$158.08
Natural Gas:
Forward Contracts (a)	29	1,037	Discounted cash flows	Natural gas forward price (per MMBtu)	$0.00	-	$0.08	$0.03
Total	$6,616	$1,695
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2022 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Forward Contracts (a)	$26,132	$1,759	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$310.69	$163.92
Natural Gas:
Forward Contracts (a)	—	29,261	Discounted cash flows	Natural gas forward price (per MMBtu)	$(11.81)	-	$0.00	$(5.08)
Total	$26,132	$31,020
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2023	2022
Net derivative balance at beginning of period	$(4,888)	$(2,738)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(70,214)	(374)
Settlements	69,706	(1,123)
Transfers into Level 3 from Level 2	(1,289)	(846)
Transfers from Level 3 into Level 2	11,606	193
Net derivative balance at end of period	$4,921	$(4,888)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 6 for our long-term debt fair values.

13.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	2023	2022	2021
Net income attributable to common shareholders	$501,557	$483,602	$618,720
Weighted average common shares outstanding — basic	113,442	113,196	112,910
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	362	220	282
Weighted average common shares outstanding — diluted	113,804	113,416	113,192
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$4.42	$4.27	$5.48
Net income attributable to common shareholders — diluted	$4.41	$4.26	$5.47

14.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2021 Long-Term Incentive Plan (“2021 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2021 Plan

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authorizes up to 4.3 million common shares to be available for grant.  As of December 31, 2023, 3.5 million common shares were available for issuance under the 2021 Plan. During 2023, 2022 and 2021, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2012 to May 2021 were issued under the 2012 Long-Term Incentive Plan (“2012 Plan”), and awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”). No new awards may be granted under the 2012 or 2007 Plans.

Stock-Based Compensation Expense and Activity

Compensation cost included in net income for stock-based compensation plans was $17 million in 2023, $16 million in 2022, and $18 million in 2021.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $3 million in 2023, $2 million in 2022, and $3 million in 2021.

As of December 31, 2023, there were approximately $31 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of two years.

The total fair value of shares vested was $24 million in 2023, $25 million in 2022, and $22 million in 2021.

The following table is a summary of awards granted and the weighted-average grant date fair value for each of the last three years:

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2023	2022	2021	2023	2022	2021
Units granted	192,295	174,791	152,345	202,562	208,736	161,840
Weighted-average grant date fair value	$74.32	$69.66	$76.72	$79.61	$77.63	$82.42
(a)Units granted includes awards that will be cash settled of 0 in 2023, 0 in 2022, and 51,074 in 2021. See below for additional information on restricted stock unit grants.
(b)Reflects the target payout level.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change of nonvested awards:

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	317,587		$73.91	330,694	$78.91
Granted	192,295		74.32	202,562	79.61
Vested	(119,077)		80.71	(169,290)	83.12
Forfeited (c)	(16,438)		73.95	(16,683)	78.40
Nonvested at December 31, 2023	374,367	(a)	73.29	347,283	77.29
Vested Awards Outstanding at December 31, 2023	70,766			155,708
(a)Includes 34,367 of awards that will be cash settled.
(b)The performance shares are reflected at target payout level.
(c)We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $6 million, $3 million, and $4 million in 2023, 2022 and 2021, respectively. This includes cash used to settle restricted stock units of $3 million, $3 million, and $3 million in 2023, 2022 and 2021, respectively. Restricted stock units that are cash settled are classified as liability awards. All performance shares are classified as equity awards.

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

Stock grants are issued to non-officer members of the Board of Directors. They may elect to receive the stock grant, or to defer receipt until a later date and receive stock units in lieu of the stock grant. Beginning in 2023, payments for stock units are issued in stock and include a dividend equivalent feature that allows each award to accrue dividends and treat them as reinvested, from the date of grant until the applicable vesting date. Prior to 2023, members of the Board of Directors who elected to defer could elect to receive payment in either 100% stock, 100% cash, or 50% in cash and 50% in stock.  The stock units prior to 2023 included a dividend equivalent feature that accrues dividend rights from the date of grant to the date of payment, plus interest compounded quarterly.

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

Performance share awards are accounted for as equity awards, with compensation cost based on the fair value of the award on the grant date. Compensation cost relating to the EPS, Clean and Metric component of the respective awards is based on the Company’s closing stock price on the date of grant, with compensation cost recognized over the requisite service period based on the number of shares

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected to vest. Management evaluates the probability of meeting the EPS, Clean and Metric component at each balance sheet date. If the EPS, Clean and Metric component criteria are not ultimately achieved, no compensation cost is recognized relating to the EPS, Clean and Metric component, and any previously recognized compensation cost is reversed. Compensation cost relating to the TSR component of the respective awards is determined using a Monte Carlo simulation valuation model, with compensation cost recognized ratably over the requisite service period, regardless of the number of shares that actually vest.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	December 31, 2023	December 31, 2022
Power	GWh	1,212	1,197
Gas	Billion cubic feet	200	149

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Energy Derivative Instruments

For the years ended December 31, 2023, 2022 and 2021, APS had no energy derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2023	2022	2021
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(370,145)	$307,287	$216,847
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of APS’s risk management activities reported on a gross basis and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of APS’s Consolidated Balance Sheets.

As of December 31, 2023: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$8,497	$(1,694)	$6,803	$5	$6,808
Investments and other assets	—	—	—	—	—
Total assets	8,497	(1,694)	6,803	5	6,808

Current liabilities	(85,736)	10,894	(74,842)	(6,071)	(80,913)
Deferred credits and other	(42,975)	—	(42,975)	—	(42,975)
Total liabilities	(128,711)	10,894	(117,817)	(6,071)	(123,888)
Total	$(120,214)	$9,200	$(111,014)	$(6,066)	$(117,080)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)Includes cash collateral provided to counterparties of $9,200 thousand that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $6,071 thousand and cash margin provided to counterparties of $5 thousand.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivatives

On October 19, 2022, Bright Canyon Energy entered into an interest rate swap to hedge the variable interest rate exposure relating to the credit agreement for the Los Alamitos project. The transaction qualified and had been designated as a cash flow hedge. The interest rate swap was included in the BCE Sale, and was assumed by Ameresco as part of the first stage of the closing. See Note 20. Prior to being transferred in the BCE Sale, the interest rate swap was in an asset position valued at $0.2 million. As of December 31, 2023, the interest rate swap has no impact on our Consolidated Balance Sheets.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of December 31, 2023, we have no counterparties with positive exposures of greater than 10% of Pinnacle West’s risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities, and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

December 31, 2023
Aggregate fair value of derivative instruments in a net liability position	$128,711
Cash collateral posted	9,200
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	117,566
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $205 million if our debt credit ratings were to fall below investment grade.

16.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense for 2023, 2022 and 2021 (dollars in thousands):

	2023		2022		2021
Other income:
Interest income	$27,242	(a)	$7,326		$6,726
Gain on Sale of BCE (Note 20)	6,205		—		—
Debt return on Four Corners SCR deferral (Note 3)	—		—		14,955
Debt return on Ocotillo modernization project (Note 3)	—		—		23,366
Miscellaneous	219		590		53
Total other income	$33,666		$7,916		$45,100
Other expense:
Non-operating costs	$(15,260)		$(18,619)		$(13,008)
Investment gains (losses) — net	(3,402)		(20,537)	(b)	(1,367)
Miscellaneous	(6,394)		(13,229)	(c)	(11,021)
Total other expense	$(25,056)		$(52,385)		$(25,396)
(a)The 2023 interest income is primarily related to PSA Interest. See Note 3.
(b)The 2022 investment loss is primarily related to an impairment of PNW Power’s Clear Creek wind farm investment. See Note 10.
(c)The 2022 miscellaneous amount includes donations of $7 million to the APS Foundation.

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2023, 2022 and 2021 (dollars in thousands):

	2023		2022		2021
Other income:
Interest income	$26,853	(a)	$5,332		$4,692
Debt return on Four Corners SCR deferral (Note 3)	—		—		14,955
Debt return on Ocotillo modernization project (Note 3)	—		—		23,366
Miscellaneous	219		556		40
Total other income	$27,072		$5,888		$43,053
Other expense:
Non-operating costs	$(14,070)		$(15,579)		$(10,080)
Miscellaneous	(4,194)		(10,529)	(b)	(8,817)
Total other expense	$(18,264)		$(26,108)		$(18,897)
(a)The 2023 interest income is primarily related to PSA Interest. See Note 3.
(b)The 2022 miscellaneous amount includes donations of $7 million to the APS Foundation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2033 under all three lease agreements. APS will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income of $17 million for 2023, 2022 and 2021, respectively. The increase in net income is entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Consolidated Balance Sheets include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2023	December 31, 2022
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$86,426	$90,296
Equity-Noncontrolling interests	107,198	111,229

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written-down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $334 million beginning in 2024, and up to $501 million over the lease extension terms.

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

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2023 and 2022, APS was reimbursed $14 million and $15 million, respectively, for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	December 31, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$420,680	$40,991	$461,671		$336,555	$—
Available for sale-fixed income securities	781,333	319,594	1,100,927	(a)	21,518	(40,868)
Other	(767)	2,196	1,429	(b)	39	—
Total	$1,201,246	$362,781	$1,564,027		$358,112	$(40,868)
(a)As of December 31, 2023, the amortized cost basis of these available-for-sale investments is $1,120 million.
(b)Represents net pending securities sales and purchases.

	December 31, 2022
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$487,240	$66,974	$554,214		$334,817	$(267)
Available for sale-fixed income securities	582,343	279,294	861,637	(a)	3,177	(68,795)
Other	3,827	963	4,790	(b)	—	(29)
Total	$1,073,410	$347,231	$1,420,641		$337,994	$(69,091)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Year Ended December 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2023
Realized gains	$111,922	$172	$112,094
Realized losses	$(41,212)	$(568)	$(41,780)
Proceeds from the sale of securities (a)	$1,324,978	$354,744	$1,679,722
2022
Realized gains	$9,017	$420	$9,437
Realized losses	$(40,239)	$—	$(40,239)
Proceeds from the sale of securities (a)	$979,639	$227,558	$1,207,197
2021
Realized gains	$134,610	$49	$134,659
Realized losses	$(8,431)	$(7)	$(8,438)
Proceeds from the sale of securities (a)	$1,457,305	$263,661	$1,720,966
(a)Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at December 31, 2023, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$26,057	$58,692	$36,857	$121,606
1 year – 5 years	225,891	46,120	152,761	424,772
5 years – 10 years	176,288	—	25,164	201,452
Greater than 10 years	353,097	—	—	353,097
Total	$781,333	$104,812	$214,782	$1,100,927

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Balance at December 31, 2021	$(53,885)		$(976)	$(54,861)
OCI (loss) before reclassifications	17,550		1,873	19,423
Amounts reclassified from accumulated other comprehensive loss	4,003	(a)	—	4,003
Balance at December 31, 2022	(32,332)		897	(31,435)
OCI (loss) before reclassifications	(4,420)		713	(3,707)
Amounts reclassified from accumulated other comprehensive loss	1,998	(a)	—	1,998
Balance at December 31, 2023	$(34,754)		$1,610	$(33,144)
(a)These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 7.

Changes in Accumulated Other Comprehensive Loss — APS

The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Total
Balance at December 31, 2021	$(34,880)		$(34,880)
OCI (loss) before reclassifications	15,646		15,646
Amounts reclassified from accumulated other comprehensive loss	3,638	(a)	3,638
Balance at December 31, 2022	(15,596)		(15,596)
OCI (loss) before reclassifications	(3,383)		(3,383)
Amounts reclassified from accumulated other comprehensive loss	1,760	(a)	1,760
Balance at December 31, 2023	$(17,219)		$(17,219)
(a)These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 7.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Sale of Bright Canyon Energy

On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary, BCE, to Ameresco. The transaction is accounted for as the sale of a business and was structured to close in multiple stages that were completed on January 12, 2024. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a newly-formed, wholly-owned subsidiary of Pinnacle West. The BCE Sale did not include a $31 million equity bridge loan relating to BCE’s Los Alamitos project, which was paid in full by Pinnacle West on August 4, 2023. Other than these retained investments and the debt instrument, all BCE assets and liabilities were included in the BCE Sale and were transferred to Ameresco.

The first stage of the BCE Sale closed on August 4, 2023, with the carrying value of net assets transferred to Ameresco totaling $44 million, which included a $36 million construction term loan. See Note 6. The assets and liabilities transferred in this stage related to the BCE Los Alamitos project and were previously primarily classified as construction work in progress and current maturities of long-term debt, respectively. Our Consolidated Income Statement for the year ended December 31, 2023, includes a pretax gain of $6 million relating to this stage of the BCE Sale reported within other income. Our Consolidated Balance Sheets as of December 31, 2023, includes a $28 million note receivable from Ameresco relating to this initial stage of the BCE Sale, which was received in full by Pinnacle West on January 29, 2024.

As of December 31, 2023, our Consolidated Balance Sheets also include $35 million of assets classified as held for sale, relating to the remaining assets of BCE that transferred to Ameresco on January 12, 2024, in the second stage of the sale. These assets held for sale include BCE’s investment in the Kūpono Solar project, and other projects in various stages of development. The completion of the second stage of the BCE Sale was subject to various conditions precedent, including third-party consents which have been obtained. Prior to being classified as held for sale, these assets were primarily included in the other assets line item within the investments and other assets section on our Consolidated Balance Sheets. We measure assets held for sale at the lower of carrying value or fair value less cost to sell. For the year ended December 31, 2023, no impairment loss was recognized related to the assets classified as held for sale.

The purchase and sale agreement, as amended, provided for Pinnacle West to purchase, from Ameresco, approximately $28 million of investment tax credits that were generated by the assets included in the BCE Sale. The tax credits were purchased and transferred to Pinnacle West on January 30, 2024.

As of January 12, 2024, all stages of the BCE Sale have been completed. The purchase and sale agreement, as amended, allows Ameresco to make certain deferred payments relating to the BCE Sale throughout 2024. Pinnacle West continues to maintain certain performance guarantees relating to the BCE Kūpono Solar project financing which were not transferred in the BCE Sale transaction. See Note 10.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    New Accounting Standards

ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, a new accounting standard was issued that changes disclosures relating to reportable segments. The new guidance expands the disclosure requirements relating to reportable segments, including requiring entities to disclose information about a reportable segment’s significant expenses, among other changes. The amended guidance does not change how an entity identifies reportable segments or the accounting for segments. The new standard is effective for us, using a retrospective approach, on December 31, 2024, with early adoption permitted. The adoption of the new guidance may result in changes to our reportable segment disclosures, but will not impact our segment accounting or financial statement results.

ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, a new accounting standard was issued that expands disclosures relating to income taxes. The changes require entities to include a tabular income tax rate reconciliation, disclose details on specific reconciliation categories and reconciling items, and disclose the amount of income taxes paid by jurisdiction, among other disclosure changes. The standard is effective for us on December 31, 2025, using a prospective approach, and may be early adopted. The adoption of the new guidance may result in changes to our income tax disclosures, but will not impact our accounting for income taxes or our financial statement results.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating expenses	$11,249	$8,850	$10,245
Other
Equity in earnings of subsidiaries	539,962	500,042	628,916
Other income (expense)	2,823	(4,725)	(4,919)
Total	542,785	495,317	623,997
Interest expense	47,251	18,861	10,672
Income before income taxes	484,285	467,606	603,080
Income tax benefit	(17,272)	(15,996)	(15,640)
Net income attributable to common shareholders	501,557	483,602	618,720
Other comprehensive income (loss) — attributable to common shareholders	(1,709)	23,426	7,935
Total comprehensive income — attributable to common shareholders	$499,848	$507,028	$626,655

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$9	$—
Accounts receivable	163,829	132,061
Income tax receivable	1,832	14,494
Assets held for sale- investment in subsidiaries	35,139	—
Other current assets	28,379	288
Total current assets	229,188	146,843
Investments and other assets
Investments in subsidiaries	7,369,159	7,105,789
Deferred income taxes	15,746	1,521
Other assets	22,839	23,153
Total investments and other assets	7,407,744	7,130,463
TOTAL ASSETS	$7,636,932	$7,277,306

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,176	$6,499
Accrued taxes	4,543	7,694
Common dividends payable	99,813	97,895
Short-term borrowings	76,650	15,720
Current maturities of long-term debt	625,000	—
Operating lease liabilities	127	117
Other current liabilities	11,400	14,637
Total current liabilities	825,709	142,562

Long-term debt less current maturities	498,731	947,892

Pension liabilities	6,487	8,218
Operating lease liabilities	1,332	1,459
Other	19,811	17,299
Total deferred credits and other	27,630	26,976
COMMITMENTS AND CONTINGENCIES
Common stock equity
Common stock	2,744,491	2,719,735
Accumulated other comprehensive loss	(33,144)	(31,435)
Retained earnings	3,466,317	3,360,347
Total Pinnacle West Shareholders’ equity	6,177,664	6,048,647
Noncontrolling interests	107,198	111,229
Total Equity	6,284,862	6,159,876
TOTAL LIABILITIES AND EQUITY	$7,636,932	$7,277,306
See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$501,557	$483,602	$618,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(539,962)	(500,042)	(628,916)
Gain on sale relating to BCE	(6,423)	—	—
Depreciation and amortization	76	76	93
Deferred income taxes	(13,955)	17,256	(11,381)
Accounts receivable	(28,273)	(8,535)	8,897
Accounts payable	1,839	3,431	(2,598)
Accrued taxes and income tax receivables — net	9,505	(25,157)	16,079
Dividends received from subsidiaries	393,600	385,800	376,500
Other	(14,201)	47,719	4,214
Net cash flow provided by operating activities	303,763	404,150	381,608
Cash flows from investing activities
Proceeds from sale relating to BCE	23,400	—	—
Investments in subsidiaries	(119,682)	(186,630)	(145,266)
Repayments of loans from subsidiaries and other	6,526	14,308	4,017
Advances of loans to subsidiaries	(59,349)	(3,308)	(12,256)
Net cash flow used for investing activities	(149,105)	(175,630)	(153,505)
Cash flows from financing activities
Issuance of long-term debt	175,000	300,000	300,000
Short-term debt repayments under revolving credit facility	—	—	(19,000)
Short-term borrowings and (repayments) — net	60,930	2,420	(136,700)
Dividends paid on common stock	(386,486)	(378,881)	(369,478)
Repayment of long-term debt	—	(150,000)	—
Common stock equity issuance and purchases — net	(4,093)	(2,653)	(2,350)
Net cash flow used for financing activities	(154,649)	(229,114)	(227,528)
Net increase (decrease) in cash and cash equivalents	9	(594)	575
Cash and cash equivalents at beginning of year	—	594	19
Cash and cash equivalents at end of year	$9	$—	$594

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2023.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2023.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Proposal 1 — Election of Directors” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2024 (the “2024 Proxy Statement”) and to the “Information about our Executive Officers” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Director Compensation,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2024 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” in the 2024 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to the 2021 Plan, 2012 Plan, the 2007 Plan, under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,485,075	—	3,535,951
Equity compensation plans not approved by security holders	—	—	—
Total	1,485,075	—	3,535,951

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
(c)    Awards under the 2021 Plan, as amended, can take the form of options, stock appreciation rights, restricted stock, performance shares, performance share units, performance cash, stock grants, stock units, dividend equivalents, and restricted stock units.  Additional shares cannot be awarded under the 2012 Plan, as amended, and the 2007 Plan.  However, if an award under the 2012 Plan, as amended, or the 2007 Plan is forfeited, terminated or canceled or expires, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, or expiration, may be added back to the shares available for issuance under the 2021 Plan.

Equity Compensation Plans Approved By Security Holders

Amounts in column (a) in the table above include shares subject to awards outstanding under three equity compensation plans that were previously approved by our shareholders:  (a) the 2007 Plan, which was approved by our shareholders at our 2007 Annual Meeting of Shareholders, under which no new stock awards may be granted; (b) the 2012 Plan, which was approved by our shareholders at our 2012 Annual Meeting of Shareholders, as amended by the First Amendment to the 2012 Plan, which was approved by our shareholders at our 2017 Annual Meeting of Shareholders, under which no new stock awards may be granted; and (c) the 2021 Plan, which was approved by our shareholders at our 2021 Annual Meeting of Shareholders, as amended by the First Amendment to the 2021 Plan, which was approved by our shareholders at our 2023 Annual Meeting of Shareholders.  See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

Equity Compensation Plans Not Approved by Security Holders

The Company does not have any equity compensation plans under which shares can be issued that have not been approved by the shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2024 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Audit Matters — Audit Fees and — Pre-Approval Policies” in the 2024 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2023	2022
Audit Fees (1)	$2,707,633	$2,653,737
Audit-Related Fees (2)	372,040	498,167
Tax Fees	—	—
All Other Fees (3)	1,672,676	—

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements     and for review of financial statements included in Reports on Form 10-K and Form 10-Q, respectively.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits in 2022 and 2023 and environmental, social and governance assurance readiness performed in 2022.
(3)     The aggregate fees billed for independent third-party advisory (quality assurance) services related to a large-scale information technology project.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $100,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2023 were pre-approved by the Audit Committee or the Chair consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3(1)	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.4(a)	Pinnacle West	Fourth Supplemental Indenture dated as of June 17, 2020	4.1 to Pinnacle West June 10, 2020 Form 8-K Report, File No. 1-8962	6/16/2020

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6(a)	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6(b)	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6(c)	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6(d)	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(e)	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(f)	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(g)	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(h)	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6(i)	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6(j)	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6(k)	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.6(l)	Pinnacle West APS	Twenty-First Supplemental Indenture dated as of September 11, 2017	4.1 to Pinnacle West/APS September 11, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.6(m)	Pinnacle West APS	Twenty-Second Supplemental Indenture dated as of August 9, 2018	4.1 to Pinnacle West/APS August 9, 2018 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/9/2018

4.6(n)	Pinnacle West APS	Twenty-Third Supplemental Indenture dated as of February 28, 2019	4.1 to Pinnacle West/APS February 28, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2019

4.6(o)	Pinnacle West APS	Twenty-Fourth Supplemental Indenture dated as of August 19, 2019	4.1 to Pinnacle West/APS August 16, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2019

4.6(p)	Pinnacle West APS	Twenty-Fifth Supplemental Indenture dated as of November 20, 2019	4.1 to Pinnacle West/APS November 20, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/20/2019

4.6(q)	Pinnacle West APS	Twenty-Sixth Supplemental Indenture dated as of May 22, 2020	4.1 to Pinnacle West/APS May 22, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2020

4.6(r)	Pinnacle West APS	Twenty-Seventh Supplemental Indenture dated as of September 11, 2020	4.1 to Pinnacle West/APS September 11, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2020
4.6(s)	Pinnacle West APS	Twenty-Eighth Supplemental Indenture dated as of August 16, 2021	4.1 to Pinnacle West/APS August 16, 2021 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2021
4.6(t)	Pinnacle West APS	Twenty-Ninth Supplemental Indenture dated as of November 8, 2022	4.1 to Pinnacle West/APS November 8, 2022 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2022

4.6(u)	Pinnacle West APS	Thirtieth Supplemental Indenture dated as of June 30, 2023	4.1 to Pinnacle West/APS June 30, 2023 Form 8-K Report, File Nos. 1-8962 and 1-4473	6/30/2023

4.7	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8(a)	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

4.9	Pinnacle West APS	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(1)	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(1)(a)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(b)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(c)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(d)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(e)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(f)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(g)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(h)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(i)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1(1)(j)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1(2)	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(2)(a)	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1(2)(b)	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(2)(c)	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1(2)(d)	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(2)(e)	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(f)	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(g)	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(2)(h)	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2(1)[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively	10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.2(1)(a)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(1)(b)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(1)(c)[b]	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2(1)(d)[b]	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2(2)[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

10.2(2)(a)[b]	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(2)(b)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(2)(c)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)(a)[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(4)[b]	Pinnacle West APS
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
			10.64b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2(5)[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(1)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3(1)(a)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3(2)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(2)(a)[b]	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2a to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.3(2)(b)[b]	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2b to Pinnacle West/APS 2017 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/23/2018

10.4(1)[b]	Pinnacle West APS	Offer of Employment Letter dated July 19, 2018 between Pinnacle West and Robert E. Smith	10.4.5 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020

10.4(2)[b]	Pinnacle West APS	Supplemental Agreement dated October 17, 2018 between Pinnacle West and Robert E. Smith	10.4.6 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020
10.4(3)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 19, 2019 between Pinnacle West and Theodore Geisler	10.4.4 to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.4(8)[b]	Pinnacle West APS	Offer of Employment Letter dated May 19, 2022 between APS and Adam Heflin	10.4(8) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.4(9)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 21, 2019 between APS and Jacob Tetlow	10.4(9) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.4(10)[b]	Pinnacle West APS	First Amendment to Discretionary Credit Award Agreement dated February 21, 2021 between APS and Jacob Tetlow	10.4(10) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.5(1)bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77bd to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5(1)(a)bd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(2)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(3)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5(4)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/22/2013
10.5(5)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

10.6(1)[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6(1)(a)[b]	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6(1)(b)bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6(1)(c)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(1)(d)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6(1)(e)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(f)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(g)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(2)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6(3)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6(5)[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6(5)(a)bd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017

10.6(5)(b)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(c)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(d)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(e)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(f)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(g)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6f to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(h)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6g to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(i)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(j)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(k)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2020 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/8/2020

10.6(5)(l)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5k to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.6(5)(m)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5l to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.6(5)(n)bd	Pinnacle West APS	Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2021 Annual Meeting of Shareholders, File No. 1-8962	4/01/2021

10.6(5)(o)bd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2022 Annual Meeting of Shareholders, File No. 1-8962	5/19/2023

10.6(5)(p)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5n to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(q)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5o to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(r)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5p to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(s)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5q to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(t)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5r to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(u)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5s to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(v)bd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(w)bd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.7(1)	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(a)	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(b)	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-89	7/25/1985

10.7(1)(c)	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(1)(d)	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(2)	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(2)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7(3)	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(3)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7(4)	Pinnacle West APS
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
			10.2 to Pinnacle West/APS March 31, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2014

10.10(1)	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10(2)	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10(2)(a)	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10(3)	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.10(4)	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.11(1)	Pinnacle West
Second Amended and Restated Five-Year Credit Agreements dated as of April 10, 2023, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.1 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File No. 1-8962	4/10/2023

10.11(2)	Pinnacle West APS
Five-Year Credit Agreement dated as of April 10, 2023, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.2 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File No. 1-8962	4/10/2023

10.12(1)[c]	Pinnacle West APS	Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	4.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

10.12(1)(a)[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.5 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

10.12(1)(b)[c]	Pinnacle West APS	Amendment No. 2 dated as of June 1, 1987 to Facility Lease dated as of August 1, 1986 between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.12(1)(c)[c]	Pinnacle West APS	Amendment No. 3, dated as of March 17, 1993, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.12(1)(d)[c]	Pinnacle West APS
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
			10.1 to Pinnacle West/APS March 31, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2021

10.13(1)	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(2)	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(3)	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(4)	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(5)	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14(1)	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

10.15(1)	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(2)	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)(a)	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

21	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Pinnacle West	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.1(a)[c]	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.1(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

99.2(a)[c]	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.2(b)[c]	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.3[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.3(a)[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.3(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.4	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.4(a)	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.4(b)	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.5	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1/20/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.5(a)	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8/24/1987

99.5(b)	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.6	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1/20/1987

99.6(a)	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.7[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.8	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	The Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)
*

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 27, 2024	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 27, 2024
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 27, 2024
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 27, 2024
(Elizabeth A. Blankenship,
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 27, 2024
(Glynis A. Bryan)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 27, 2024
(Gonzalo A. de la Melena, Jr.)

/s/ Richard P. Fox	Director	February 27, 2024
(Richard P. Fox)

/s/ Kathryn L. Munro	Director	February 27, 2024
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 27, 2024
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 27, 2024
(Paula J. Sims)

/s/ William H. Spence	Director	February 27, 2024
(William H. Spence)

/s/ Kristine L. Svinicki	Director	February 27, 2024
(Kristine L. Svinicki)

/s/ James E. Trevathan, Jr.	Director	February 27, 2024
(James E. Trevathan, Jr.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 27, 2024	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 27, 2024
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors and
Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 27, 2024
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 27, 2024
(Elizabeth A. Blankenship
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 27, 2024
(Glynis A. Bryan)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 27, 2024
(Gonzalo A. de la Melena, Jr.)

/s/ Richard P. Fox	Director	February 27, 2024
(Richard P. Fox)

/s/ Kathryn L. Munro	Director	February 27, 2024
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 27, 2024
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 27, 2024
(Paula J. Sims)

/s/ William H. Spence	Director	February 27, 2024
(William H. Spence)

/s/ Kristine L. Svinicki	Director	February 27, 2024
(Kristine L. Svinicki)

/s/ James E. Trevathan, Jr.	Director	February 27, 2024
(James E. Trevathan, Jr.)