Form 10-Q
period 2024-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2024-08-01
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 25, 2024:	113,611,506
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 25, 2024:	71,264,947

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
•the ability of APS to meet renewable energy and energy efficiency mandates and recover related costs;
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

•our ability to meet the anticipated future need for additional generation and associated transmission facilities in our region;
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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

OPERATING REVENUES (Note 2)	$1,308,994	$1,121,703	$2,260,706	$2,066,658

OPERATING EXPENSES
Fuel and purchased power	437,172	407,754	795,036	802,258
Operations and maintenance	272,266	277,238	529,844	527,318
Depreciation and amortization	225,017	195,101	435,311	387,007
Taxes other than income taxes	58,651	57,642	117,815	114,780
Other expense	2,141	688	2,161	1,298
Total	995,247	938,423	1,880,167	1,832,661
OPERATING INCOME	313,747	183,280	380,539	233,997
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,910	13,034	19,202	28,095
Pension and other postretirement non-service credits - net (Note 5)	12,877	10,474	24,445	20,339
Other income (Note 9)	5,885	6,406	36,492	12,483
Other expense (Note 9)	(3,032)	(4,813)	(10,599)	(8,944)
Total	24,640	25,101	69,540	51,973
INTEREST EXPENSE
Interest charges	108,891	93,832	208,665	181,951
Allowance for borrowed funds used during construction	(11,036)	(12,317)	(24,177)	(25,039)
Total	97,855	81,515	184,488	156,912
Income Before Income Taxes	240,532	126,866	265,591	129,058
Income Taxes	32,421	15,897	36,312	17,080
Net Income	208,111	110,969	229,279	111,978
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	8,612	8,612
Net Income Attributable to Common Shareholders	$203,805	$106,663	$220,667	$103,366

Weighted-average common shares outstanding - basic	113,695	113,411	113,658	113,385
Weighted-average common shares outstanding - diluted	115,803	113,717	115,015	113,657

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$1.79	$0.94	$1.94	$0.91
Net income attributable to common shareholders - diluted	$1.76	$0.94	$1.92	$0.91
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET INCOME	$208,111	$110,969	$229,279	$111,978

OTHER COMPREHENSIVE LOSS, NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $131, $(147), $131 and $56	(399)	446	(399)	(170)
Pension and other postretirement benefit activity, net of tax benefit (expense) of $103, $165, $(82), $(4)	(313)	(501)	249	14
Total other comprehensive loss	(712)	(55)	(150)	(156)

COMPREHENSIVE INCOME	207,399	110,914	229,129	111,822
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$203,093	$106,608	$220,517	$103,210
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,007	$4,955
Customer and other receivables	564,399	513,892
Accrued unbilled revenues (Note 2)	314,718	167,553
Allowance for doubtful accounts (Note 2)	(15,826)	(22,433)
Materials and supplies (at average cost)	484,000	444,344
Income tax receivable	—	332
Fossil fuel (at average cost)	65,045	49,203
Assets from risk management activities (Note 7)	760	6,808
Assets held for sale (Note 16)	—	35,139
Deferred fuel and purchased power regulatory asset (Note 4)	322,667	463,195
Other regulatory assets (Note 4)	169,266	162,562
Other current assets	139,563	101,417
Total current assets	2,048,599	1,926,967
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,245,593	1,201,246
Other special use funds (Notes 11 and 12)	367,804	362,781
Other assets	119,395	102,845
Total investments and other assets	1,732,792	1,666,872
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	25,013,171	24,211,167
Accumulated depreciation and amortization	(8,727,099)	(8,408,040)
Net	16,286,072	15,803,127
Construction work in progress	1,477,727	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	84,491	86,426
Intangible assets, net of accumulated amortization	593,017	267,110
Nuclear fuel, net of accumulated amortization	125,407	99,490
Total property, plant and equipment	18,566,714	17,980,157
DEFERRED DEBITS
Regulatory assets (Note 4)	1,358,978	1,390,279
Operating lease right-of-use assets (Note 14)	1,599,331	1,309,975
Assets for pension and other postretirement benefits (Note 5)	339,071	323,438
Other	55,645	63,465
Total deferred debits	3,353,025	3,087,157

TOTAL ASSETS	$25,701,130	$24,661,153
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$548,840	$442,455
Accrued taxes	201,214	166,833
Accrued interest	76,652	72,916
Common dividends payable	99,936	99,813
Short-term borrowings (Note 3)	531,450	609,500
Current maturities of long-term debt (Note 3)	1,000,000	875,000
Customer deposits	41,558	42,037
Liabilities from risk management activities (Note 7)	104,309	80,913
Liabilities for asset retirements (Note 15)	37,306	28,550
Operating lease liabilities (Note 14)	107,232	67,883
Regulatory liabilities (Note 4)	230,551	209,923
Other current liabilities	132,976	193,524
Total current liabilities	3,112,024	2,889,347
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	8,056,225	7,540,622
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,440,175	2,416,480
Regulatory liabilities (Note 4)	1,811,230	1,965,865
Liabilities for asset retirements (Note 15)	1,103,417	937,451
Liabilities for pension benefits (Note 5)	109,464	112,702
Liabilities from risk management activities (Note 7)	26,364	42,975
Customer advances	514,066	533,580
Coal mine reclamation	186,451	184,007
Deferred investment tax credit	253,661	257,743
Unrecognized tax benefits	35,138	33,861
Operating lease liabilities (Note 14)	1,515,169	1,210,189
Other	221,424	251,469
Total deferred credits and other	8,216,559	7,946,322
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,711,763 and 113,537,689 issued at respective dates	2,764,511	2,752,676
Treasury stock at cost; 101,641 and 113,272 shares at respective dates	(7,191)	(8,185)
Total common stock	2,757,320	2,744,491
Retained earnings	3,487,113	3,466,317
Accumulated other comprehensive loss (Note 13)	(33,294)	(33,144)
Total shareholders’ equity	6,211,139	6,177,664
Noncontrolling interests (Note 6)	105,183	107,198
Total equity	6,316,322	6,284,862

TOTAL LIABILITIES AND EQUITY	$25,701,130	$24,661,153
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,279	$111,978
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	(22,988)	—
Depreciation and amortization including nuclear fuel	465,546	416,652
Deferred fuel and purchased power	(64,220)	(191,304)
Deferred fuel and purchased power amortization	204,748	218,586
Allowance for equity funds used during construction	(19,202)	(28,095)
Deferred income taxes	339	(35,808)
Deferred investment tax credit	(4,082)	42,601
Change in derivative instruments fair value	—	(239)
Stock compensation	10,622	7,225
Changes in current assets and liabilities:
Customer and other receivables	(57,802)	(24,748)
Accrued unbilled revenues	(147,165)	(51,976)
Materials, supplies and fossil fuel	(55,498)	(42,156)
Income tax receivable	332	9,847
Other current assets	(53,124)	(35,581)
Accounts payable	99,513	(2,051)
Accrued taxes	34,381	(644)
Other current liabilities	(11,061)	(61,918)
Change in long-term regulatory assets	18,183	21,154
Change in long-term regulatory liabilities	(4,637)	40,393
Change in other long-term assets	(43,489)	(125,735)
Change in operating lease assets	19,785	17,998
Change in other long-term liabilities	(45,456)	121,352
Change in operating lease liabilities	(16,866)	30,082
Net cash provided by operating activities	537,138	437,613
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,051,725)	(918,195)
Contributions in aid of construction	144,329	60,118
Proceeds from sale relating to BCE	47,778	—
Allowance for borrowed funds used during construction	(24,177)	(25,039)
Proceeds from nuclear decommissioning trusts sales and other special use funds	772,375	567,528
Investment in nuclear decommissioning trusts and other special use funds	(772,359)	(568,668)
Other	(3,335)	485
Net cash used for investing activities	(887,114)	(883,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,313,229	689,247
Repayment of long-term debt	(675,000)	—
Short-term borrowing and (repayments) - net	(78,050)	(35,370)
Short-term debt borrowings under term loan facility	350,000	—
Short-term debt repayments under term loan facility	(350,000)	—
Dividends paid on common stock	(196,296)	(192,235)
Common stock equity issuance and (purchases) - net	(4,227)	(2,031)
Distributions to noncontrolling interests for capital activities	(10,628)	(10,627)
Net cash provided by financing activities	349,028	448,984
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(948)	2,826
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,955	4,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,007	$7,658
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	113,686,849	$2,757,506	(128,234)	$(9,073)	$3,483,178	$(32,582)	$111,504	$6,310,533
Net income		—		—	203,805	—	4,306	208,111
Other comprehensive loss		—		—	—	(712)	—	(712)
Dividends on common stock ($1.76 per share)		—		—	(199,868)	—	—	(199,868)
Issuance of common stock (a)	24,914	7,005		—	—	—	—	7,005
Reissuance of treasury stock for stock-based compensation and other		—	26,593	1,882	—	—	—	1,882
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	1	(1)
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	113,359,467	$2,730,851	(106,141)	$(7,451)	$3,357,052	$(31,536)	$115,535	$6,164,451
Net income		—		—	106,663	—	4,306	110,969
Other comprehensive loss		—		—	—	(55)	—	(55)
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	27,427	5,261		—	—	—	—	5,261
Purchase of treasury stock (b)		—	(1,521)	(119)	—	—	—	(119)
Reissuance of treasury stock for stock-based compensation and other		—	31,895	2,242	—	—	—	2,242
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(3)	—	—	(3)
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137
(a)See Note 10 for information related to our equity forward sale agreements that were executed in February 2024. As of June 30, 2024, no common shares have been issued as part of this agreement.
(b)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	113,537,689	$2,752,676	(113,272)	$(8,185)	$3,466,317	$(33,144)	$107,198	$6,284,862
Net income		—		—	220,667	—	8,612	229,279
Other comprehensive loss		—		—	—	(150)	—	(150)
Dividends on common stock ($1.76 per share)		—		—	(199,868)	—	—	(199,868)
Issuance of common stock (a)	174,074	11,835		—	—	—	—	11,835
Purchase of treasury stock (b)		—	(71,008)	(4,907)	—	—	—	(4,907)
Reissuance of treasury stock for stock-based compensation and other		—	82,639	5,900	—	—	—	5,900
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		1	(3)	—	1	(1)
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
Net income		—		—	103,366	—	8,612	111,978
Other comprehensive loss		—		—	—	(156)	—	(156)
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	139,705	11,372		—	—	—	—	11,372
Purchase of treasury stock (b)		—	(34,675)	(2,609)	—	—	—	(2,609)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		(1)	(1)	—	—	(2)
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137
(a)See Note 10 for information related to our equity forward sale agreements that were executed in February 2024. As of June 30, 2024, no common shares have been issued as part of this agreement.
(b)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

OPERATING REVENUES (Note 2)	$1,308,994	$1,121,703	$2,260,706	$2,066,658

OPERATING EXPENSES
Fuel and purchased power	437,172	407,754	795,036	802,258
Operations and maintenance	272,674	272,339	526,267	518,517
Depreciation and amortization	224,996	195,080	435,269	386,964
Taxes other than income taxes	58,666	57,629	117,744	114,754
Other expense	2,141	688	2,161	1,298
Total	995,649	933,490	1,876,477	1,823,791
OPERATING INCOME	313,345	188,213	384,229	242,867
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,910	13,034	19,202	28,095
Pension and other postretirement non-service credits - net (Note 5)	13,068	10,695	24,841	20,801
Other income (Note 9)	4,591	5,691	11,446	10,767
Other expense (Note 9)	(2,894)	(4,135)	(5,788)	(6,752)
Total	23,675	25,285	49,701	52,911
INTEREST EXPENSE
Interest charges	93,294	79,730	180,273	154,952
Allowance for borrowed funds used during construction	(11,036)	(9,739)	(24,177)	(20,896)
Total	82,258	69,991	156,096	134,056
Income Before Income Taxes	254,762	143,507	277,834	161,722
Income Taxes	38,655	20,264	42,304	23,510
Net Income	216,107	123,243	235,530	138,212
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	8,612	8,612
Net Income Attributable to Common Shareholder	$211,801	$118,937	$226,918	$129,600
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET INCOME	$216,107	$123,243	$235,530	$138,212

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $101, $134, $(60) and $(16)	(307)	(408)	183	49
Total other comprehensive income (loss)	(307)	(408)	183	49

COMPREHENSIVE INCOME	215,800	122,835	235,713	138,261
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$211,494	$118,529	$227,101	$129,649
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$25,009,775	$24,207,706
Accumulated depreciation and amortization	(8,723,836)	(8,404,721)
Net	16,285,939	15,802,985
Construction work in progress	1,477,727	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	84,491	86,426
Intangible assets, net of accumulated amortization	592,861	266,955
Nuclear fuel, net of accumulated amortization	125,407	99,490
Total property, plant and equipment	18,566,425	17,979,860

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,245,593	1,201,246
Other special use funds (Notes 11 and 12)	367,804	362,781
Other assets	48,934	43,625
Total investments and other assets	1,662,331	1,607,652

CURRENT ASSETS
Cash and cash equivalents	3,865	4,549
Customer and other receivables	555,991	510,296
Accrued unbilled revenues (Note 2)	314,718	167,553
Allowance for doubtful accounts (Note 2)	(15,826)	(22,433)
Materials and supplies (at average cost)	484,000	444,344
Fossil fuel (at average cost)	65,045	49,203
Assets from risk management activities (Note 7)	760	6,808
Deferred fuel and purchased power regulatory asset (Note 4)	322,667	463,195
Other regulatory assets (Note 4)	169,266	162,562
Other current assets	97,761	64,311
Total current assets	1,998,247	1,850,388

DEFERRED DEBITS
Regulatory assets (Note 4)	1,358,978	1,390,279
Operating lease right-of-use assets (Note 14)	1,598,093	1,308,611
Assets for pension and other postretirement benefits (Note 5)	332,117	316,606
Other	55,273	63,059
Total deferred debits	3,344,461	3,078,555

TOTAL ASSETS	$25,571,464	$24,516,455
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,771,696	3,321,696
Retained earnings	3,786,315	3,759,299
Accumulated other comprehensive loss (Note 13)	(17,036)	(17,219)
Total shareholder equity	7,719,137	7,241,938
Noncontrolling interests (Note 6)	105,183	107,198
Total equity	7,824,320	7,349,136
Long-term debt less current maturities (Note 3)	7,189,052	7,041,891
Total capitalization	15,013,372	14,391,027
CURRENT LIABILITIES
Short-term borrowings (Note 3)	455,700	532,850
Current maturities of long-term debt (Note 3)	300,000	250,000
Accounts payable	540,134	433,229
Accrued taxes	222,602	162,288
Accrued interest	73,325	72,548
Common dividends payable	100,000	99,800
Customer deposits	41,558	42,037
Liabilities from risk management activities (Note 7)	104,309	80,913
Liabilities for asset retirements (Note 15)	37,306	28,550
Operating lease liabilities (Note 14)	107,043	67,608
Regulatory liabilities (Note 4)	230,551	209,923
Other current liabilities	138,081	211,773
Total current liabilities	2,350,609	2,191,519
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,443,350	2,431,697
Regulatory liabilities (Note 4)	1,811,230	1,965,865
Liabilities for asset retirements (Note 15)	1,103,417	937,451
Liabilities for pension benefits (Note 5)	104,089	106,215
Liabilities from risk management activities (Note 7)	26,364	42,975
Customer advances	514,066	533,580
Coal mine reclamation	186,451	184,007
Deferred investment tax credit	253,661	257,743
Unrecognized tax benefits	46,728	33,861
Operating lease liabilities (Note 14)	1,513,905	1,208,857
Other	204,222	231,658
Total deferred credits and other	8,207,483	7,933,909
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$25,571,464	$24,516,455
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$235,530	$138,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	465,504	416,609
Deferred fuel and purchased power	(64,220)	(191,304)
Deferred fuel and purchased power amortization	204,748	218,586
Allowance for equity funds used during construction	(19,202)	(28,095)
Deferred income taxes	(257)	(27,415)
Deferred investment tax credit	(4,082)	42,601
Changes in current assets and liabilities:
Customer and other receivables	(52,990)	(24,952)
Accrued unbilled revenues	(147,165)	(51,976)
Materials, supplies and fossil fuel	(55,498)	(42,156)
Other current assets	(21,506)	(39,607)
Accounts payable	98,992	1,175
Accrued taxes	60,314	11,298
Other current liabilities	(27,078)	(61,748)
Change in long-term regulatory assets	18,183	21,154
Change in long-term regulatory liabilities	(4,637)	40,393
Change in other long-term assets	(69,075)	(123,808)
Change in operating lease assets	19,659	17,841
Change in other long-term liabilities	(46,992)	118,465
Change in operating lease liabilities	(16,798)	30,247
Net cash provided by operating activities	573,430	465,520
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,051,727)	(902,554)
Contributions in aid of construction	144,329	60,118
Allowance for borrowed funds used during construction	(24,177)	(20,896)
Proceeds from nuclear decommissioning trusts sales and other special use funds	772,375	567,528
Investment in nuclear decommissioning trusts and other special use funds	(772,359)	(568,668)
Other	(919)	(786)
Net cash used for investing activities	(932,478)	(865,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	445,842	496,025
Repayment of long-term debt	(250,000)	—
Short-term borrowing and (repayments) - net	(77,150)	(40,000)
Short-term debt borrowings under term loan facility	350,000	—
Short-term debt repayments under term loan facility	(350,000)	—
Equity infusion	450,000	150,000
Dividends paid on common stock	(199,700)	(195,900)
Distributions to noncontrolling interests for capital activities	(10,628)	(10,627)
Net cash provided by financing activities	358,364	399,498
NET DECREASE IN CASH AND CASH EQUIVALENTS	(684)	(240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,549	4,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,865	$3,802
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2024	71,264,947	$178,162	$3,321,696	$3,774,414	$(16,729)	$111,504	$7,369,047
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	211,801	—	4,306	216,107
Other comprehensive loss		—	—	—	(307)	—	(307)
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	—	—	1	1
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2023	71,264,947	$178,162	$3,321,696	$3,618,125	$(15,139)	$115,535	$7,218,379
Net income		—	—	118,937	—	4,306	123,243
Other comprehensive loss		—	—	—	(408)	—	(408)
Dividends on common stock		—	—	(196,000)	—	—	(196,000)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	71,264,947	$178,162	$3,321,696	$3,759,299	$(17,219)	$107,198	$7,349,136
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	226,918	—	8,612	235,530
Other comprehensive income		—	—	—	183	—	183
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	1	(1)
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	129,600	—	8,612	138,212
Other comprehensive income		—	—	—	49	—	49
Dividends on common stock		—	—	(196,000)	—	—	(196,000)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	—	(2)
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, El Dorado Investment Company (“El Dorado”), and Pinnacle West Power, LLC (“PNW Power”). Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”). See Note 6 for further discussion.  PNW Power is a wholly-owned subsidiary that was created in September 2023 to hold certain investments in wind and transmission joint projects that were previously held in Bright Canyon Energy Corporation (“BCE”). See Note 16 for additional information. Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BCE was a Pinnacle West subsidiary that was formed in 2014. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which all of our equity interest in BCE was sold. The sale was completed on January 12, 2024. See Note 16 for more information relating to the sale of BCE.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$25,019	$17
Interest, net of amounts capitalized	177,323	154,477
Significant non-cash investing and financing activities:
Accrued capital expenditures	214,182	148,433
Dividends accrued but not yet paid	99,936	98,014
BCE Sale non-cash consideration (Note 16)	36,510	—

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$9,729	$94
Interest, net of amounts capitalized	152,535	134,107
Significant non-cash investing and financing activities:
Accrued capital expenditures	214,182	151,453
Dividends accrued but not yet paid	100,000	98,000

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail Electric Service
Residential	$658,158	$542,315	$1,090,850	$952,039
Non-Residential	609,871	516,712	1,071,354	922,849
Wholesale Energy Sales	10,261	27,282	37,125	122,885
Transmission Services for Others	27,541	33,152	55,253	64,943
Other Sources	3,163	2,242	6,124	3,942
Total Operating Revenues	$1,308,994	$1,121,703	$2,260,706	$2,066,658

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2024 were $1,303 million and $2,246 million, respectively, and for the three and six months ended June 30, 2023 were $1,112 million and $2,034 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2024, our revenues that do not qualify as revenue from contracts with customers were $6 million and $15 million, respectively, and for the three and six months ended June 30, 2023 were $10 million and $33 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2024	December 31, 2023
Allowance for doubtful accounts, balance at beginning of period	$22,433	$23,778
Bad debt expense	11,512	23,399
Actual write-offs	(18,119)	(24,744)
Allowance for doubtful accounts, balance at end of period	$15,826	$22,433

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On April 10, 2023, Pinnacle West replaced its $200 million revolving credit facility that would have matured on May 28, 2026, with a new $200 million revolving credit facility that matures on April 10, 2028. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At June 30, 2024, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $76 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2024, was 5.46%.

On February 28, 2024, Pinnacle West entered into various equity forward sale agreements (the “Equity Forward Sale Agreements”), which may be settled with Pinnacle West common stock or cash. At June 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with the issuance of 11,240,601 shares of common stock, which would have provided cash liquidity to Pinnacle West of $726 million. See Note 10.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes. In June 2024, Pinnacle West issued $525 million of 4.75% convertible senior notes due 2027 (the “Convertible Notes”), which are senior unsecured obligations of Pinnacle West, and will mature on June 15, 2027. The Convertible Notes bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024. Proceeds from the Convertible Notes were used to repay APS’s 364-day $350 million term loan facility that matures on December 10, 2024 and commercial paper borrowings.

Prior to March 15, 2027, the holders of the Convertible Notes may elect at their option to convert all or any portion of their Convertible Notes under the following limited circumstances:

•during any calendar quarter (and only during such calendar quarter), if the sale price of Pinnacle West common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any 10 consecutive trading day period (“Measurement Period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of Pinnacle West common stock and the conversion rate on such trading day; or

•upon the occurrence of certain corporate events, as defined in the Convertible Notes’ indenture.

On or after March 15, 2027, until the maturity date, the holders of the Convertible Notes may elect at their option to convert all or any portion of their notes. Upon conversion, Pinnacle West will pay cash up to the aggregate principal amount of the Convertible Notes converted and at Pinnacle West’s sole discretion, pay or deliver cash, shares of Pinnacle West common stock or a combination of both, in respect to the remainder, if any, of Pinnacle West’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. At June 30, 2024, the initial conversion rate, which is subject to certain adjustments as set forth in the indenture, is 10.8338 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $92.30 per share of Pinnacle West’s common stock. The conversion rate is not subject to adjustment for any accrued and unpaid interest.

If Pinnacle West undergoes a fundamental change, as defined in the Convertible Notes’ indenture, then, subject to certain conditions, holders of the Convertible Notes may require Pinnacle West to repurchase for cash all or any portion of its Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As of June 30, 2024, the conditions allowing holders to convert their Convertible Notes, were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Condensed Consolidated Balance Sheet with a carrying amount of $518 million, including unamortized debt issuance costs of $7 million. The estimated fair value of the Convertible Notes as of June 30, 2024 was $530 million (Level 2 within the fair value hierarchy).

As of June 30, 2024, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were no shares of Pinnacles West’s common stock included in basic or diluted EPS relating to the potential conversion of the Convertible Notes. See Note 10.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Floating Rate Notes. Additionally, in June 2024, Pinnacle West completed the sale of $350 million Floating Rate Notes due 2026 (the “Floating Rate Notes”). The Floating Rate Notes are senior unsecured obligations of Pinnacle West and will mature on June 10, 2026. The Floating Rate Notes bear a variable interest rate of Compounded SOFR plus 82 basis points per year. Proceeds were used to repay a portion of Pinnacle West’s $450 million term loan maturing in December 2024 and the full amount of Pinnacle West’s $175 million term loan maturing in December 2024.

On June 6, 2024, Pinnacle West repaid $250 million of its $450 million term loan which matures in December 2024.

APS

On April 10, 2023, APS replaced its two $500 million revolving credit facilities that would have matured on May 28, 2026, with a new $1.25 billion revolving credit facility that matures on April 10, 2028. APS has the option to increase the amount of the facility by up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At June 30, 2024, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $456 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2024, was 5.43%.

APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. On October 27, 2023, APS sought approval from the ACC to receive from Pinnacle West in 2024 up to an additional $500 million in equity infusions above the authorized limit of $150 million, and the ACC approved the increased equity infusion limit for 2024 on January 9, 2024, and subsequently issued the order on January 24, 2024.

On June 12, 2024, Pinnacle West contributed $450 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

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

On December 12, 2023, APS entered into an agreement for a new 364-day $350 million term loan facility that matures on December 10, 2024. Borrowings under the facility bear interest at SOFR plus 1.0% per

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

annum. On February 9, 2024, APS drew the full amount of $350 million, which APS subsequently paid off in full on June 6, 2024.

On May 9, 2024, APS issued $450 million of 5.7% senior unsecured notes that mature August 15, 2034. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper and for general corporate purposes.

On June 17, 2024, APS repaid its $250 million 3.35% senior unsecured notes at maturity from commercial paper borrowings.

See “Financial Assurances” in Note 8 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,567,173	$1,558,831	$1,123,731	$1,095,935
APS	7,489,052	6,486,298	7,291,891	6,459,718
Total	$9,056,225	$8,045,129	$8,415,622	$7,555,653

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar for the limited purpose of reviewing arguments concerning the GAC. Specifically, rehearing was ordered as to whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. The parties seeking rehearing had 30 days after the denial or granting of a request for rehearing to file a notice of appeal to the Arizona Court of Appeals. No party filed a notice of appeal within the 30-day period. A limited rehearing is scheduled to begin on November 5, 2024 for the purpose of reviewing the GAC. APS cannot predict the outcome of these proceedings.

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

Consistent with the 2019 Rate Case decision, APS completed the following payments that will be recoverable through rates related to the CCT: (i) $10 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the impacted communities, APS has also completed the following payments: (i) $1.5 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC has also authorized $1.25 million to be recovered through rates for electrification of homes and businesses on both the Navajo Nation and Hopi reservation. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory. The census work was completed in November 2022 and disbursement of the $1.25 million for electrification of homes and businesses is planned to be finalized after discussions with the Navajo Nation and the Hopi Tribe are completed. On February 22, 2024, the ACC voted to not approve any further CCT funding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case decision, and recovery of $59.6 million in revenue lost by APS between December 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the Court Resolution Surcharge (“CRS”) mechanism, which became effective on July 1, 2023. See “Court Resolution Surcharge” below for more information.

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

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. On March 19, 2024, the ACC held a workshop to discuss modifying the state’s rate case test year rules. Utilities, including APS, spoke about alternatives to the current rules that could reduce regulatory lag. The ACC plans to hold another workshop on this topic and has invited further comments from stakeholders. On April 19, 2024, a letter was filed to the docket by an ACC commissioner discussing the potential benefits of modifying test year rules, including the potentiality of offering utilities to choose the type of test year that best suits them. The letter also recommended that this issue be discussed at the next possible open meeting. On July 9, 2024, at an open meeting, ACC Commissioners discussed objectives of future regulatory lag workshops and voted to schedule at least one more workshop on this topic later this year. The ACC scheduled a workshop for October 3, 2024. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot-scale program size of up to 140 MW that would be selected through a competitive RFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. On March 23, 2023, the ACC approved a policy statement that included information on how statewide community solar and storage programs should be structured, their location, and inclusion in RFPs. The remainder of the community solar program policy components were deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. On March 5, 2024, the ACC ordered APS to not expand or extend the APS Solar Communities program. Consistent with that decision, the Solar Communities program has been discontinued and APS stopped enrolling new customers. APS will continue work on projects that were in the queue prior to that decision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2023, APS filed its 2024 RES Implementation Plan and proposed a budget of approximately $95.1 million. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2023. The ACC has not yet ruled on the 2024 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

On June 28, 2024, APS filed an application for approval of modifications to its Green Power Partners Program (“GPP”) and requested a renewable generation renewable energy credits waiver. The ACC has not yet ruled on the GPP application. APS cannot predict the outcome of this proceeding.

On July 1, 2024, APS filed its 2025 RES Implementation Plan and proposed a budget of approximately $92.7 million. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2024. The ACC has not yet ruled on the 2025 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

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

On November 30, 2022, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. On May 31, 2023, APS filed an amended 2023 DSM Implementation Plan. The amended plan maintained the originally proposed budget of $88 million. Subsequent to filing the amended 2023 DSM Implementation Plan and prior to the ACC approving it, on November 30, 2023, APS filed its 2024 DSM Implementation Plan. The 2024 DSM Implementation Plan requested a total budget of $91.5 million and incorporated all elements of the amended 2023 DSM Implementation Plan as well as the 2024 TE Implementation Plan. On April 26, 2024, APS filed an amendment to the 2024 DSM Implementation Plan. The amended 2024 DSM Implementation Plan includes an updated budget to reflect removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, an update on the performance incentive calculation, and the withdrawal of tranches two and three of the residential battery pilot. The ACC has not yet ruled on the amended 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$463,195	$460,561
Deferred fuel and purchased power costs — current period	64,220	191,304
Amounts charged to customers	(204,748)	(218,586)
Ending balance	$322,667	$433,279

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2022, APS filed its PSA rate for the PSA year beginning February 1, 2023. In this filing, APS also requested that one of three different options be adopted to address the growing undercollected PSA balance. On February 23, 2023, the ACC approved an overall PSA rate of $0.019074 per kWh, which consisted of a forward component of $(0.005527) per kWh, a historical component of $0.013071 per kWh and a transition component of $0.011530 per kWh, that will continue until further notice of the ACC. The rate became effective with the first billing cycle in March 2023 and is designed to bring the PSA balancing account to near-zero over a 24-month period. On November 30, 2023, APS notified the ACC that it will be maintaining the current PSA rate of $0.019074 per kWh and an updated PSA adjustment schedule would not be filed at that time. In Decision No. 79293 in the 2022 Rate Case, the ACC approved a permanent increase in the annual PSA adjustor rate cap from $0.004 per kWh to $0.006 per kWh and a requirement that APS report to the ACC for possible action when the overall PSA balance reaches $100 million. As part of the 2022 Rate Case decision, the ACC also approved an overall PSA rate of $0.011977 per kWh, which consisted of a forward component of $(0.012624) per kWh, a historical component of $0.013071 per kWh, and a transition component of $0.011530 per kWh. The overall PSA rate was reduced to offset an increase in base fuel prices. The rate became effective on March 8, 2024.

As a result of the 2022 Rate Case decision, the requirement to seek approval for recovery of costs related to third-party storage systems through the PSA adjustment mechanism was removed. Prior to this decision, APS was required to seek ACC approval to recover costs related to third-party energy storage systems through its PSA adjustment mechanism. In 2023, nine energy storage PPAs and their respective costs were approved for recovery through the PSA. In 2022, one energy storage PPA and its costs was approved for recovery through the PSA. In 2021, four energy storage PPAs and their respective costs were approved for recovery through the PSA. However, one energy storage PPA that was approved in 2021 was later terminated by APS due to project delays.

Environmental Improvement Surcharge. On March 5, 2024, the ACC approved the elimination of the EIS, and the surcharge is no longer in effect. The EIS permitted APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  APS’s February 1, 2023, EIS application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the February EIS request and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023; however, with the elimination of the surcharge, it is no longer in effect.

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

Effective June 1, 2024, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $27.4 million for the 12-month period beginning June 1, 2024, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $16.6 million and retail customer rates would have increased by approximately $10.8 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement increased by $8.8 million, resulting in an increase to residential and commercial rates over 3 MW and a decrease to commercial rates less than or equal to 3 MW. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2024.

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to distributed generation (“DG”) such as rooftop solar arrays. The

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 31, 2024, APS filed its 2024 annual LFCR adjustment, requesting that effective November 1, 2024, the annual LFCR recovery amount be increased to $49.6 million (an $8 million increase from previous levels).

Tax Expense Adjustor Mechanism.  The TEAM helps address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. As part of the 2019 Rate Case decision, there remains small true up balances in the TEAM balancing account. In the 2022 Rate Case, these true up balances are being recovered and amortized through 2032.

Court Resolution Surcharge. The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023 at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $16.8 million of which has been collected as of June 30, 2024, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case. See “2019 Retail Rate Case” above for more information.

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

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. A procedural conference was held on November 1, 2023, to discuss the process going forward. As a result of the procedural conference, ACC Staff issued a request for information to investigate the issues related to this matter. A status conference was held on March 20, 2024, to determine if ACC Staff is prepared to present a recommendation on this matter at that time. Stakeholders provided responses to the ACC Staff’s request for information on March 21, 2024. Another status conference took place on May 20, 2024 and ACC Staff issued a request for additional information to investigate the issues related to the matter on May 31, 2024. Stakeholders provided responses to the ACC Staff’s request for additional information on July 1, 2024. ACC Staff is directed to file a Staff Report with recommendations on this matter October 1, 2024. The amounts APS pays customers for solar exports under its RCP rate rider could be affected by this docket. APS cannot predict the outcome of this matter.

On May 1, 2024, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 6.857 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2024. The ACC has not yet ruled on the application.

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

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023, to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP, and APS filed its response to stakeholder comments on May 31, 2024. On July 31, 2024, the ACC held an IRP workshop where utilities and stakeholders presented on the 2023 IRPs. APS cannot predict the outcome of this matter. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Equity Infusions

On October 27, 2023, APS filed a notice of intent to increase Pinnacle West’s equity in APS in 2024. APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. APS sought approval under Arizona Administrative Code provision R14-2-803 to receive from Pinnacle West in 2024 up to $500 million in additional equity infusions above the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

currently authorized limit of $150 million annually. The ACC approved the increased equity infusion limit for 2024 on January 9, 2024, and subsequently issued the order on January 24, 2024.

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

Residential Electric Utility Customer Service Disconnections

In accordance with the ACC’s service disconnection rules, APS uses a calendar-based method to suspend the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Customers with past due balances of $75 or greater as of the end of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. Effective February 1, 2023, late payment fees for residential customers were reinstated. Late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed, and the Governor signed a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. APS cannot predict what impact, if any, this change will have on APS.

On August 4, 2021, Green Mountain Energy filed an application seeking a certificate of convenience and necessity to allow it to provide competitive electric generation service in Arizona. Green Mountain Energy has requested that the ACC grant it the ability to provide competitive service in APS’s and Tucson Electric Power Company’s certificated service territories and proposes to deliver a 100% renewable energy

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

product to residential and general service customers in those service territories. APS opposed Green Mountain Energy’s application. On November 3, 2021, the ACC submitted questions to the Arizona Attorney General requesting legal opinions related to a number of issues surrounding retail electric competition and the ACC’s ability to issue competitive certificates of convenience and necessity. On November 26, 2021, the Administrative Law Judge issued a procedural order indicating it would not be appropriate to set a schedule until the Attorney General has provided insights on the applicable law. As the ACC’s questions pertained to the retail competition law subsequently repealed in April 2022, the Attorney General has not responded to the ACC’s request and the questions are now moot. No action has been taken by the ACC regarding this application since that time. However, on May 17, 2023, the Retail Energy Supply Association filed a motion with the ACC requesting it to re-open the generic docket to re-examine the ACC’s electric competition rules. No action has been taken by the ACC regarding this motion. APS cannot predict the outcome of these matters.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. APS is allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $30.4 million as of June 30, 2024, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $38.2 million as of June 30, 2024, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $9.4 million as of June 30, 2024. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2024	December 31, 2023
Pension	(a)	$687,741	$696,476
Deferred fuel and purchased power (b) (c)	2025	322,667	463,195
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2054	190,884	189,058
Ocotillo deferral	2034	122,197	128,636
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	122,147	120,214
SCR deferral (e)	2038	86,092	89,477
Retired power plant costs	2033	75,958	83,536
Lease incentives	(g)	57,542	46,615
Income taxes — investment tax credit basis adjustment	2056	35,450	34,230
Deferred compensation	2036	33,923	33,972
Deferred property taxes	2027	28,203	32,488
Palo Verde VIEs (Note 6)	2046	20,692	20,772
Active Union Medical Trust	(f)	13,061	12,747
FERC Transmission true up	2026	10,073	616
Navajo coal reclamation	2026	9,394	10,883
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,550	8,716
Loss on reacquired debt	2038	7,324	7,965
Power supply adjustor - interest	2025	5,848	19,416
Tax expense adjustor mechanism (b)	2031	4,862	5,190
Four Corners cost deferral	2024	3,884	7,922
Other	Various	4,419	3,912
Total regulatory assets (d)		$1,850,911	$2,016,036
Less: current regulatory assets		$491,933	$625,757
Total non-current regulatory assets		$1,358,978	$1,390,279

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
(e)See “Four Corners SCR Cost Recovery” discussion above.
(f)Collected in retail rates.
(g)Amortization periods vary based on specific terms of lease contract.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2024	December 31, 2023
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$914,436	$930,344
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	211,881	214,667
Asset retirement obligations	2057	303,303	392,383
Other postretirement benefits	(c)	205,107	226,726
Removal costs	(d)	82,823	94,368
Income taxes — deferred investment tax credit	2056	67,435	68,521
Income taxes — change in rates	2053	59,578	60,667
Four Corners coal reclamation	2038	57,493	55,917
Renewable energy standard (b)	2024	48,327	43,251
Spent nuclear fuel	2027	29,415	33,154
Demand side management (b)	2024	26,333	14,374
Sundance maintenance	2031	21,537	19,989
Property tax deferral	2027	7,826	10,850
Tax expense adjustor mechanism (b)	2032	4,645	4,835
FERC transmission true up (b)	2026	—	1,869
Other	Various	1,642	3,873
Total regulatory liabilities		$2,041,781	$2,175,788
Less: current regulatory liabilities		$230,551	$209,923
Total non-current regulatory liabilities		$1,811,230	$1,965,865

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost — benefits earned during the period	$11,190	$9,573	$21,821	$19,730	$2,518	$2,164	$4,977	$4,284
Non-service costs (credits):
Interest cost on benefit obligation	37,085	38,418	74,321	76,780	5,472	5,582	11,085	11,255
Expected return on plan assets	(47,342)	(45,908)	(94,325)	(91,469)	(11,708)	(10,872)	(23,417)	(21,744)
Amortization of:
Prior service credit (a)	—	—	—	—	(9,447)	(9,447)	(18,894)	(18,894)
Net actuarial loss/(gain)	10,014	9,497	20,958	19,210	(2,258)	(2,504)	(4,338)	(4,807)
Net periodic cost/(benefit)	$10,947	$11,580	$22,775	$24,251	$(15,423)	$(15,077)	$(30,587)	$(29,906)
Portion of cost/(benefit) charged to expense	$5,500	$6,513	$11,837	$13,740	$(11,515)	$(10,948)	$(22,821)	$(21,685)

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

Contributions

We have not made any voluntary contributions to our pension plan year-to-date in 2024. The minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any contributions in 2024, 2025 or 2026. With regard to contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2024 and do not expect to make any contributions in 2024, 2025 or 2026.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2024, of $4 million and
$9 million respectively, and for the three and six months ended June 30, 2023, of $4 million and $9 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2024	December 31, 2023
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$84,491	$86,426
Equity — Noncontrolling interests	105,183	107,198

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

See Note 10 for details relating to Pinnacle West’s Equity Forward Sale Agreements and Note 3 for Pinnacle West’s Convertible Notes. These equity-linked transactions are indexed to Pinnacle West common stock and qualify for a derivative scope exception, and as such, are not subject to mark-to-market accounting and are excluded from the derivative disclosures below.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2024	December 31, 2023
Power	GWh	1,976	1,212
Gas	Billion cubic feet	228	200

Gains and Losses from Energy Derivative Instruments

For the three and six months ended June 30, 2024 and 2023, APS had no energy derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2024	2023	2024	2023
Net Loss Recognized in Income	Fuel and purchased power (a)	$(2,752)	$(50,145)	$(58,694)	$(239,075)

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

As of June 30, 2024: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$3,445	$(2,690)	$755	$5	$760
Investments and other assets	—	—	—	—	—
Total assets	3,445	(2,690)	755	5	760

Current liabilities	(99,228)	2,690	(96,538)	(7,771)	(104,309)
Deferred credits and other	(26,364)	—	(26,364)	—	(26,364)
Total liabilities	(125,592)	2,690	(122,902)	(7,771)	(130,673)
Total	$(122,147)	$—	$(122,147)	$(7,766)	$(129,913)

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $7,771 thousand and cash margin provided to counterparties of $5 thousand.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of June 30, 2024, we have no counterparties with positive exposures of greater than 10% of Pinnacle West’s risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2024
Aggregate fair value of derivative instruments in a net liability position	$125,592
Additional collateral in the event credit-risk-related contingent features were fully triggered (a)	102,486
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

APS has submitted nine claims pursuant to the terms of the August 18, 2014 settlement agreement, for nine separate time periods during July 1, 2011, through October 31, 2022. The DOE has approved and paid $138.2 million for these claims (APS’s share is $40.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On October 31, 2023, APS filed its tenth claim pursuant to the terms of the August 18, 2014, settlement agreement in the amount of $18.46 million (APS’s share is $5.4 million). On March 21, 2024, the DOE approved a payment in the amount of $18.39 million (APS’s share is $5.4 million), and on June 14, 2024, APS received the payment.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel and Purchased Power Commitments and Purchase Obligations

As of June 30, 2024, our fuel and purchased power commitments and purchase obligations have increased by $1.5 billion from the information provided in our 2023 Form 10-K. The increase is primarily due to new energy storage purchased power agreements and other purchased power commitments, in addition to three new engineering, procurement, and construction contracts relating to APS-owned capital generation projects. The majority of these changes relate to 2026 and thereafter. The purchased power commitments include certain agreements that qualify as lease agreements. See Note 14.

Other than the items described above, there have been no material changes, as of June 30, 2024, outside the normal course of business in contractual obligations from the information provided in our 2023 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation (“WIIN”) Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. At this time, the Arizona Department of Environmental Quality (“ADEQ”) has taken steps to develop a CCR permitting program and plans to propose state regulations governing CCR permitting over the summer of 2024. It remains unclear when EPA would approve that permitting program pursuant to the WIIN Act. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending.

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla sometime in 2025.

We cannot at this time predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCR management units (“CCRMUs”), which contain at least 1,000 tons of CCR, broadly encompass any location at an operating coal-fired power plant where CCR would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. At this time, APS is still evaluating the impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to the Company at this time, APS cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure by April 11, 2021, at the latest (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS will also solicit input from the public and host public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, APS cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

In the final regulations governing power plant carbon dioxide emissions released April 25, 2024, EPA issued emission standards and guidelines for various subcategories of new and existing power plants. Unlike EPA’s Clean Power Plan regulations from 2015, which took a broad, system-wide approach to regulating carbon emissions from electric utility fossil-fuel burning power plants, these new federal regulations are limited to measures that can be installed at individual power plants to limit planet-warming carbon-dioxide emissions.

As such, for new natural gas-fired combustion turbine power plants, EPA is proposing that carbon emission performance standards apply based on the annual capacity factors. For the highest utilization combustion turbines, EPA is therefore proposing that such facilities be retrofitted for carbon capture and sequestration or utilization controls (“CCS”) by 2032. For intermediate or low-load natural gas fired combustion turbines, those with 40% or less capacity factors, EPA’s regulations would not require add-on pollution controls. Instead, natural gas-fired combustion turbines with capacity factors of up to 20% would be effectively unregulated, while such turbines with capacity factors over 20% and up to 40% would be subject to carbon dioxide emission rate limitations. EPA did not finalize standards for existing natural gas-fired combustion turbines but has indicated that it will propose a new set of standards, initiating a separate rulemaking, for these existing gas-fired power plants within the next year.

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

As of May 10, 2024, several states, electric utility companies, affiliated trade associations, and other entities filed petitions for review of these regulations in the D.C. Circuit Court of Appeals. APS is participating in that litigation as part of an ad hoc coalition of electric utility companies, independent power producers, and trade groups, called Electric Generators for a Sensible Transition. We cannot predict the outcome of the litigation challenging EPA’s latest carbon emission standards for power plants.

If this regulation remains in effect, it will likely lead to a material increase in APS’s costs to build, operate, and maintain new, frequently operated gas-fired power plants. The regulatory deadlines in 2032 by which new, frequently operated gas-fired power plants must install carbon capture and sequestration and achieve 90% capture efficiency may not be feasible. Future resource plans and procurement efforts implicating the development of such new generation remains pending and, as such, at this time APS is not able to quantify the financial impact associated with EPA’s GHG regulations for power plants.

Effluent Limitation Guidelines. EPA published effluent limitation guidelines (“ELG”) on October 13, 2020, and based off those guidelines, APS completed a National Pollutant Discharge Elimination System (“NPDES”) permit modification for Four Corners on December 1, 2023. The ELG standards finalized in October 2020 relaxed the “zero discharge” standard for bottom ash transport waters EPA finalized in September 2015. However, on April 25, 2024, EPA finalized new ELG regulations that once again require “zero discharge” standards for flows of bottom ash transport water at power plants like Four Corners. Nonetheless, for power plants that permanently cease operations by December 31, 2034, such facilities can continue to comply with the 2020 ELG standards. APS is currently evaluating its compliance options for Four Corners based on the ELG regulations finalized in April 2024 and is assessing what impacts the new standards will have on our financial condition, results of operations, or cash flows.

EPA Good Neighbor Proposal for Arizona. On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the National Ambient Air Quality Standards (“NAAQS”). Thermal power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for nitrogen oxide (“NOx”) emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced on January 23, 2024, that it was proposing to add Arizona and New Mexico (along with two other additional states) to EPA’s NOx emission allowance trading program finalized last year. That proposal involves adding these states to the Good Neighbor Plan and disapproving the corresponding provisions of each state’s State Implementation Plan. Because APS operates thermal power plants within Arizona and those portions of the Navajo Nation within New Mexico, APS’s power plants would be subject to EPA’s Good Neighbor Plan upon finalization of this proposal. EPA’s final Good Neighbor Plan is subject to ongoing judicial review in the D.C. Circuit Court of Appeals. On June 27, 2024, the U.S. Supreme Court granted a motion to stay the effectiveness of EPA’s final Good Neighbor Plan pending the resolution of the litigation. As such, APS will not be impacted by the Good Neighbor Plan until the outcome of this litigation is finalized. APS cannot predict the outcome of EPA’s proposal (which depends on action disapproving the Arizona State Implementation Plan) or whether the Good Neighbor Plan will remain in effect pending the outcome of judicial review in the D.C. Circuit Court of Appeals. Should the Good Neighbor Plan ultimately be imposed on APS and its operations in Arizona and New Mexico, it would have material impact on both the costs to operate current APS power plants and APS’s ability to develop new thermal generation to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

serve load. At this time, APS cannot predict the impact on the Company’s financial condition, results of operations, or cash flows.

Revised Mercury and Air Toxics Standard (“MATS”) Proposal. On April 25, 2024, EPA finalized revisions to the existing MATS regulations governing emissions of toxic air pollution from existing coal-fired power plants. The final regulations increase the stringency of filterable particulate matter limits used to demonstrate compliance with MATS and require the use of continuous emissions monitoring systems to ensure compliance (as opposed to periodic performance testing). These final regulations will take effect for existing coal-fired power plants, such as Four Corners, within three years of publication in the Federal Register. Based on APS’s assessment of the revised MATS regulations, this final rule is unlikely to have a material impact on plant operations or require significant capital expenditures to ensure compliance.

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

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January 2021, and APS does not expect the outcome to have a material impact on our financial condition, results of operations, or cash flows.

BCE Kūpono Solar

BCE and Ameresco jointly owned a special purpose entity that is sponsoring the Kūpono Solar Project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that will supply energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar Project achieved commercial operations in June 2024. On April 18, 2023, the Kūpono solar special purpose entity entered into a $140 million non-recourse construction financing agreement. The construction financing is expected to be converted into long-term financing in the form of a sale leaseback. In connection with the construction financing, Pinnacle West issued performance guarantees relating to the Kūpono Solar project. Investments in the Kūpono Solar Project were included in the BCE Sale which closed on January 12, 2024. As a result of the BCE Sale, on June 30, 2024, Pinnacle West holds no equity or ownership interest in the Kūpono Solar Project. Subsequent to the BCE Sale, Pinnacle West continues to maintain the performance guarantees relating to the Kūpono Solar Project financing (see additional information below regarding these guarantees). See Note 16 for information relating to the BCE Sale.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2024, standby letters of credit totaled approximately $27 million and surety bonds totaled approximately $20 million; both will expire through 2025. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2024. In connection with the sale of 4C Acquisition, LLC’s 7% interest to Navajo Transitional Energy Corporation (“NTEC”), Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of June 30, 2024, there is approximately $30 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2030.

Pinnacle West has issued various performance guarantees in connection with the Kūpono Solar Project investment financing and is exposed to losses relating to these guarantees upon the occurrence of certain events that we consider to be remote. Subsequent to the BCE Sale, Pinnacle West continues to maintain these guarantees. See Note 16. Pinnacle West has not needed to perform under these guarantees. Maximum obligations are not explicitly stated in the guarantees and cannot be reasonably estimated. We consider the fair value of these guarantees, including expected credit losses, to be immaterial. The details of the guarantees are as follows:

•Pinnacle West committed to certain performance guarantees tied to the Kūpono project achieving certain construction and operation milestones. These performance guarantees will expire upon the Kūpono project achieving commercial operations and the conversion of the construction financing into a sale leaseback long-term financing. The project has achieved commercial operations. As of June 30, 2024, we cannot reasonably estimate the range of loss that may occur; however, the likelihood of any payment under these guarantees is considered remote considering the project has achieved commercial operations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Upon the Kūpono construction financing converting into a sale leaseback financing, Pinnacle West will commit to certain performance guarantees that may apply upon the occurrence of specified events, such as uninsured loss events. The guarantees will provide support relating to the sale leaseback financing of the project. Ameresco has agreed to make efforts to refinance the project and eliminate these guarantees prior to 2030.

•Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees.

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense
(dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income:
Interest income (a)	$5,396	$6,406	$12,956	$12,432
Gain on sale of BCE (Note 16)	—	—	22,988	—
Miscellaneous	489	—	548	51
Total other income	$5,885	$6,406	$36,492	$12,483
Other expense:
Non-operating costs	$(2,038)	$(3,355)	(8,188)	(5,996)
Investment losses — net	(497)	(434)	(1,274)	(1,495)
Miscellaneous	(497)	(1,024)	(1,137)	(1,453)
Total other expense	$(3,032)	$(4,813)	$(10,599)	$(8,944)

(a)     The 2023 and 2024 Interest income is primarily related to PSA Interest. See Note 4.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income:
Interest income (a)	$4,602	$5,691	$11,398	$10,716
Miscellaneous	(11)	—	48	51
Total other income	$4,591	$5,691	$11,446	$10,767
Other expense:
Non-operating costs	$(2,397)	$(3,111)	(4,652)	(5,299)
Miscellaneous	(497)	(1,024)	(1,136)	(1,453)
Total other expense	$(2,894)	$(4,135)	$(5,788)	$(6,752)

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

As of June 30, 2024, the Equity Forward Sale Agreements have not been settled. At June 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with the issuance of 11,240,601 shares of common stock in exchange for cash of $726 million. We will not receive any proceeds from the Equity Forward Sale Agreements until the settlement with shares occurs, and upon settlement, we will record the proceeds, if any, in equity. The terms of the Equity Forward Sale Agreements also allow Pinnacle West, at our option, to settle the Equity Forward Sale Agreements with the counterparties by delivering cash, in lieu of shares.

We have classified the Equity Forward Sale Agreements as an equity transaction. As a result, no amounts have been recorded on the Condensed Consolidated Balance Sheets relating to the Equity Forward Sale Agreements as of June 30, 2024. Delivery of shares to settle the Equity Forward Sale Agreements will eventually result in dilution to basic earnings per share (“EPS”) upon settlement. Prior to settlement, the potentially issuable shares are reflected in our diluted EPS calculations using the treasury stock method. Under this method, the number of shares of Pinnacle West common stock used in calculating diluted EPS for a reporting period is increased by the number of shares, if any, that would be issued upon settlement less that number of shares that could be purchased by Pinnacle West in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of our stock during the reporting period is higher than the adjusted forward sale price as of the end of the reporting period.

In June 2024, Pinnacle West issued $525 million of 4.75% convertible senior notes that will mature on June 15, 2027. The Convertible Notes conversion options are indexed to Pinnacle West’s common stock. See Note 3.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$203,805	$106,663	$220,667	$103,366

Weighted average common shares outstanding — basic	113,695	113,411	113,658	113,385
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	489	306	408	272
Dilutive shares related to equity forward sale agreements	1,619	—	949	—
Total contingently issuable shares	2,108	306	1,357	272

Weighted average common shares outstanding — diluted	115,803	113,717	115,015	113,657
Earnings per weighted-average common share outstanding:
Net income attributable to common shareholders — basic	$1.79	$0.94	$1.94	$0.91
Net income attributable to common shareholders — diluted	$1.76	$0.94	$1.92	$0.91

For the three and six months ended June 30, 2024, diluted weighted average common shares excludes 348,499 shares relating to the Convertible Notes. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Fair Value Tables

The following table presents the fair value at June 30, 2024, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$16	$—	$—	$—		$16
Risk management activities — derivative instruments:
Commodity contracts	—	3,207	238	(2,685)	(a)	760

Nuclear decommissioning trust:
Equity securities	16,797	—	—	1,444	(b)	18,241
U.S. commingled equity funds	—	—	—	391,008	(c)	391,008
U.S. Treasury debt	323,847	—	—	—		323,847
Corporate debt	—	219,337	—	—		219,337
Mortgage-backed securities	—	215,154	—	—		215,154
Municipal bonds	—	48,332	—	—		48,332
Other fixed income	—	29,674	—	—		29,674
Subtotal nuclear decommissioning trust	340,644	512,497	—	392,452		1,245,593

Other special use funds:
Equity securities	46,789	—	—	2,287	(b)	49,076
U.S. Treasury debt	318,728	—	—	—		318,728
Subtotal other special use funds	365,517	—	—	2,287		367,804

Total assets	$706,177	$515,704	$238	$392,054		$1,614,173

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(103,714)	$(21,878)	$(5,081)	(a)	$(130,673)

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2024, and December 31, 2023:

	June 30, 2024 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(c)
Electricity:
Forward Contracts (a)	$238	$19,228	Discounted cash flows	Electricity forward price (per MWh)	$25.27	-	$240.98	$142.10
Option Contracts (b)	—	573	Option model	Electricity forward price (per MWh)	$43.90	-	$68.60	$53.66
				Electricity price volatilities	235%	-	384%	296%
				Natural gas price volatilities	65%	-	86%	78%
Natural Gas:
Forward Contracts (a)	—	2,077	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.10)	-	$—	$(0.04)
Total	$238	$21,878

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2024	2023	2024	2023
Net derivative balance at beginning of period	$(15,971)	$6,622	$4,921	$(4,888)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(9,808)	(26,859)	(33,408)	(57,286)
Settlements	7,240	8,641	9,948	50,578
Transfers into Level 3 from Level 2	(4,565)	(1,289)	(4,565)	(1,289)
Transfers from Level 3 into Level 2	1,464	11,606	1,464	11,606
Net derivative balance at end of period	$(21,640)	$(1,279)	$(21,640)	$(1,279)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 3 for our long-term debt fair values.

Non-recurring Financial Instruments Measured at Fair Value

In January 2024, Pinnacle West issued certain guarantees relating to the BCE Sale that were measured at fair value on a nonrecurring basis at $2 million, which were valued using unobservable inputs (Level 3). See Notes 8 and 16.

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

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2024
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$407,805	$46,789	$454,594		$332,335	$—
Available for sale-fixed income securities	836,344	318,728	1,155,072	(a)	9,177	(38,947)
Other	1,444	2,287	3,731	(b)	399	—
Total	$1,245,593	$367,804	$1,613,397		$341,911	$(38,947)

(a)As of June 30, 2024, the amortized cost basis of these available-for-sale investments is $1,185,000 thousand.
(b)Represents net pending securities sales and purchases.

	December 31, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$420,680	$40,991	$461,671		$336,555	$—
Available for sale-fixed income securities	781,333	319,594	1,100,927	(a)	21,518	(40,868)
Other	(767)	2,196	1,429	(b)	39	—
Total	$1,201,246	$362,781	$1,564,027		$358,112	$(40,868)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2024
Realized gains	$8,943	$—	$8,943
Realized losses	$(3,706)	$—	$(3,706)
Proceeds from the sale of securities (a)	$270,631	$57,874	$328,505
2023
Realized gains	$35,231	$—	$35,231
Realized losses	$(11,192)	$—	$(11,192)
Proceeds from the sale of securities (a)	$298,761	$42,141	$340,902

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2024
Realized gains	$63,435	$80	$63,515
Realized losses	$(6,521)	$—	$(6,521)
Proceeds from the sale of securities (a)	$648,453	$123,922	$772,375
2023
Realized gains	$36,441	$—	$36,441
Realized losses	$(16,886)	$—	$(16,886)
Proceeds from the sale of securities (a)	$434,946	$132,582	$567,528

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at June 30, 2024, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$15,670	$60,841	$37,404	$113,915
1 year – 5 years	258,628	43,419	152,363	454,410
5 years – 10 years	195,624	—	24,701	220,325
Greater than 10 years	366,422	—	—	366,422
Total	$836,344	$104,260	$214,468	$1,155,072

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended June 30
Balance March 31, 2024	$(34,192)		$1,610	$(32,582)
OCI (loss) before reclassifications	(778)		(399)	(1,177)
Amounts reclassified from accumulated other comprehensive loss	465	(a)	—	465
Balance June 30, 2024	$(34,505)		$1,211	$(33,294)

Balance March 31, 2023	$(31,817)		$281	$(31,536)
OCI (loss) before reclassifications	(982)		446	(536)
Amounts reclassified from accumulated other comprehensive loss	481	(a)	—	481
Balance June 30, 2023	$(32,318)		$727	$(31,591)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Six Months Ended June 30
Balance December 31, 2023	$(34,754)		$1,610	$(33,144)
OCI (loss) before reclassifications	(778)		(399)	(1,177)
Amounts reclassified from accumulated other comprehensive loss	1,027	(a)	—	1,027
Balance June 30, 2024	$(34,505)		$1,211	$(33,294)

Balance December 31, 2022	$(32,332)		$897	$(31,435)
OCI (loss) before reclassifications	(982)		(170)	(1,152)
Amounts reclassified from accumulated other comprehensive loss	996	(a)	—	996
Balance June 30, 2023	$(32,318)		$727	$(31,591)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended June 30
Balance March 31, 2024	$(16,729)
OCI (loss) before reclassifications	(717)
Amounts reclassified from accumulated other comprehensive loss	410	(a)
Balance June 30, 2024	$(17,036)

Balance March 31, 2023	$(15,139)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	431	(a)
Balance June 30, 2023	$(15,547)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits
Six Months Ended June 30
Balance December 31, 2023	$(17,219)
OCI (loss) before reclassifications	(717)
Amounts reclassified from accumulated other comprehensive loss	900	(a)
Balance June 30, 2024	$(17,036)

Balance December 31, 2022	$(15,596)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	888	(a)
Balance June 30, 2023	$(15,547)

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

APS has executed various energy storage purchased power lease agreements that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. As of June 30, 2024, we have three separate energy storage leases that have achieved lease commencement and are accounted for as

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operating leases. The lease terms for these energy storage agreements commenced in September 2023, April 2024, and June 2024.

The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Lease Cost - Purchased Power & Energy Storage Lease Contracts	$39,391	$35,655	$40,328	$35,655
Operating Lease Cost - Land, Property, and Other Equipment	5,025	4,798	9,798	9,574
Total Operating Lease Cost	44,416	40,453	50,126	45,229
Variable Lease Cost (a)	47,783	47,994	69,347	64,724
Short-term Lease Cost	6,445	7,403	9,245	8,804
Total Lease Cost	$98,644	$95,850	$128,718	$118,757

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2024
Year	Purchased Power & Energy Storage Lease Contracts	Land, Property & Equipment Leases	Total
2024 (remaining six months of 2024)	$113,769	$8,881	$122,650
2025	152,272	14,321	166,593
2026	165,997	12,006	178,003
2027	191,917	9,568	201,485
2028	195,714	7,126	202,840
2029	199,651	5,137	204,788
Thereafter	1,053,174	60,862	1,114,036
Total lease commitments	2,072,494	117,901	2,190,395
Less imputed interest	526,282	41,712	567,994
Total lease liabilities	$1,546,212	$76,189	$1,622,401

We recognize lease assets and liabilities upon lease commencement. At June 30, 2024, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $6.9 billion over the terms of the agreements. These arrangements primarily relate to energy storage assets. The lease commencement dates for these arrangements have experienced delays. APS continues to work with the lessors to determine revised commencement dates. We expect lease commencement dates ranging from August 2024 through April 2026, with lease terms expiring through March 2046. As a result of these delays and other events, APS has received cash proceeds from the lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Condensed Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$18,278		$13,798
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	309,141	(a)	553,665	(b)

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	12 years	10 years
Weighted average discount rate (c)	4.85%	4.53%

(a)    Primarily relates to the two new energy storage operating lease agreements that commenced in 2024.
(b)    Primarily relates to the two purchased power operating lease agreements that were modified in January 2023.
(c) Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements, we use our incremental borrowing rate to measure the present value of lease liabilities. We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

15.     Asset Retirement Obligations

During the six months ended June 30, 2024, the Company revised its cost estimates for existing Asset Retirement Obligations (“ARO”) for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $63 million, primarily due to cost estimates associated with the CCR Rule.
•Four Corners coal-fired power plant, which resulted in an increase of approximately $82 million, primarily due to cost estimates associated with the CCR Rule.
•Navajo a decommissioned coal-fired power plant, which resulted in an increase of approximately $8 million.
•Palo Verde nuclear plant, which resulted in an increase of approximately $1 million.

APS has also recorded the initial investigation and assessment costs related to the newly signed EPA rule for Legacy Impoundments and CCRMUs. At this time, APS is still estimating the financial impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to the Company at this time, APS cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

See additional details in Notes 4 and 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in our asset retirement obligations for the six months ended
June 30, 2024 (dollars in thousands):

2024
Asset retirement obligations at January 1, 2024	$966,001
Changes attributable to:
Accretion expense	25,451
Settlements	(4,771)
Estimated cash flow revisions	154,042
Asset retirement obligations at June 30, 2024	$1,140,723

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

The total carrying value of net assets transferred to Ameresco as a result of the BCE Sale totaled $79 million, with total consideration received by Pinnacle West of $108 million, resulting in a total pre-tax gain of $29 million, which was recognized between August 4, 2023, and January 12, 2024. The net assets transferred includes $41 million of liabilities that have been assumed by Ameresco. The consideration received by Pinnacle West includes both cash and interest-bearing promissory notes. The stages of the BCE Sale and timing of net assets transferring to Ameresco and related gain recognition are as follows:

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

•The final stage of the BCE Sale was completed on January 12, 2024. In the final stage, the net assets transferred to Ameresco totaled $35 million. The assets transferred in the final stage related primarily to equity method investments in the Kūpono Solar Project and other development stage projects. These assets were previously classified as assets held for sale on our December 31, 2023, Consolidated Balance Sheets. Our Condensed Consolidated Statements of Income for the six months ended June 30, 2024, include a $23 million gain relating to the final stage of the BCE Sale.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of January 12, 2024, all stages of the BCE Sale have been completed. As partial consideration for the BCE Sale, Pinnacle West received a $46 million interest-bearing promissory note from Ameresco. The note requires Ameresco to make cash payments to Pinnacle West throughout 2024, and we expect to receive full payment and interest on the note in 2024. Our June 30, 2024 Condensed Consolidated Balance Sheets include $37 million of a note receivable and a $1 million estimated credit reserve.

 On January 30, 2024, Pinnacle West entered into a tax credit transfer agreement to purchase from Ameresco $23 million of investment tax credits from the BCE Los Alamitos project for $21 million. See Note 17.

Additionally, Pinnacle West continues to maintain certain guarantees relating to the Kūpono Solar Project financing, which were not transferred in the BCE Sale transaction. See Note 8.

17.     Income Taxes

 On January 30, 2024, Pinnacle West entered into a tax credit transfer agreement to purchase from Ameresco $23 million of investment tax credits from the BCE Los Alamitos project for $21 million. See Note 16 for more information about the BCE Sale.

As a part of the Inflation Reduction Act of 2022 (“IRA”), a new PTC for nuclear energy produced by existing nuclear energy plants was enacted, available from 2024 through 2032. The Nuclear PTC can be increased by five times if certain IRS prevailing wages rules are met. The Company continues to await guidance from the U.S. Treasury Department related to the definition of “gross receipts” from nuclear sales for purposes of the credit phase-out applicable to the nuclear PTC. Without such guidance, the Company is unable to make a reasonable estimate of the potential benefit the nuclear PTC may provide. As a result, no income tax benefits have been recorded related to the nuclear PTC as of June 30, 2024.

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

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $26 billion. Since 1886, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to APS’s clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; (iii) introduction of technology neutral clean energy ITCs and PTCs beginning in 2025; and (iv) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury Department have issued preliminary guidance related to various provisions of the IRA that have enabled APS to claim credits related to its 2023 solar and battery investments. The Company continues to await regulations and other guidance, including with respect to the nuclear PTC, which will provide additional details and clarifications regarding how the Company may be able to claim IRA tax credits. See Note 17 for more information.

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

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) overall customer satisfaction ratings to achieve a first quartile ranking in its peer set comprised of large investor-owned utilities. APS’s progress on this front has continued in 2024.

In furtherance of a customer-centric culture, APS employees have delivered an enhanced customer experience in recent years through a number of past and ongoing initiatives, including improving the ease-of-use of APS’s automated phone system and advancing phone advisor soft skill development through updated training curriculum, and adding 1,100-plus in-person payment locations, as well as introducing new customer payment channels. APS also implemented numerous enhancements to its website, including improving page-loading speeds, adding user-friendly dashboards, and making content more simple, relevant, and useful. APS enhanced other customer touchpoints, such as communications throughout outages and the online outage center in addition to continuing to communicate with customers in their preferred channels about topics that matter most to them, such as reliability, energy-efficiency, financial assistance, the environment, and programs that enable them to design their own personalized energy experience. To further improve customer communications, APS expanded the use of email and text alerts, notifications, and communications to customers related to outages and their account and service status. Finally, APS continues to focus on employee learning, training, tools, and resources to ensure all employees understand their role in APS customers’ experiences.

Additionally, APS has implemented a variety of financial assistance programs to assist customers struggling to pay their energy bills. Among these assistance programs are discounts for qualified limited-income customers, including a new tier with larger discounts added for APS’s lowest income customers added in the second quarter of 2024, and other non-income-based assistance programs, such as flexible payment arrangements and emergency utility bill assistance. To ensure our most vulnerable customers are connected to these programs, we train and partner with more than one hundred community action agencies across our service territory.

Reliable

While our energy mix evolves, APS’s obligation to deliver reliable service to our customers remains. APS is managing through significant growth in the Phoenix metropolitan area while experiencing supply chain issues similar to those experienced in other industries.

Planned investments will support operating and maintaining the grid, updating technology, accommodating customer growth, and enabling more renewable energy resources. To prioritize reliability and meet substantial growth in customer energy needs, APS has developed a future-focused, strategic transmission plan (the “Ten-Year Transmission Plan”). This Ten-Year Transmission Plan includes five critical transmission projects that comprise the APS strategic transmission portfolio, which represents a significant upgrade to APS’s transmission system. These five projects, along with other projects included in the Ten-Year Transmission Plan, are intended to support growing energy needs, strengthen reliability, and allow for the connection of new resources.

Our advanced distribution management system allows operators to locate outages and control line devices remotely and helps them coordinate more closely with field crews to safely maintain an increasingly dynamic grid. The system will also integrate a new meter data management system that will increase grid visibility and give customers access to more of their energy usage data.

Wildfire safety remains a critical focus for APS and other utilities. We have increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. We also increased spend on mitigating the risk associated with trees that could cause hazards, resulting in more of these trees being removed before they could cause outages or wildfires. These programs contribute to customer reliability, responsible forest management and safe communities. With recent wildfire events in Hawaii and across North America, we have been devoting and will continue to devote substantial efforts to analyzing and developing enhancements to our systems and processes to mitigate fire risk within our service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities. APS completed implementation of best-in-class fire modelling software that we are utilizing to more surgically identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. APS also has implemented a public safety power shutoff (“PSPS”) program for this upcoming fire season, leveraging the additional real-time analysis provided by the new modelling software, and is continuing education outreach to customers and communities that may potentially be impacted by the PSPS program. We continue to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Maintaining reliability and affordability for our customers during the clean energy transition is fundamental to our strategy. A balanced energy portfolio is vital to maintaining reliability, and natural gas resources play a backup role to intermittent energy resources by providing energy when solar and wind resources are less effective and/or customer demand peaks. In addition to new natural gas units at the modernized Ocotillo Power Plant in 2019 and efficiency improvements at gas units at the Redhawk, Sundance, and West Phoenix Power Plants in 2024, APS continues to evaluate and pursue options to reliably serve growing energy demand, including the potential addition of more natural gas generating units. For example, APS has contracted for two simple cycle combustion turbines (approximately 90 MW in total) at the Sundance Power Plant, which are expected to be in service in 2026.

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

APS went live with a new Energy Management System (“EMS”) in April 2024. APS expects the new EMS to provide a better foundation which will improve future integration of the renewable and energy storage assets into APS’s generation resource portfolio, allowing APS to maximize the flexibility of its resources and fully engage in the Energy Imbalance Market. APS also believes it will better position APS to participate in market opportunities that develop over the next decade.

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

Affordable

APS continues to focus on mitigating the cost pressures related to the current inflationary environment. Overall inflation grew by 2.7% in Phoenix and 3.0% nationally over the twelve months ended June 2024. While inflationary impacts to APS have begun to slow in 2024, select categories have seen increases up to 24% in the quarter ended June 30, 2024, due to increased labor costs and costs of certain materials. Additionally, APS has seen inflationary impacts in select equipment, particularly those that contain semiconductor components or that are labor intensive. Inflation continues to impact service rates and spend categories through pass-through costs, such as suppliers’ increased material costs, cost of insurance, and wage rates.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already more than 50% clean and plans to continue to add more renewables and energy storage. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix, which includes all carbon-free resources like nuclear, renewables, and demand-side management. “Renewable” energy includes generation resources such as solar, wind, and biomass, and is measured in accordance with the Arizona Corporation Commission’s (the “ACC”) Renewable Energy Standard as a percentage of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward a 100% clean, carbon-free energy mix by 2050.

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

Renewables. APS’s IRP identifies a diverse mix of resources adequate to maintain grid reliability while serving increasing future customer energy needs. Our IRP shows that renewable and clean resources are an important part of a reliable, cost effective portfolio. APS seeks market-based pricing of procured resources through regular solicitation of project bids using its competitive RFP process.

APS has a diverse portfolio of existing and planned resources, including solar, wind, energy storage, nuclear, geothermal, biomass and biogas, that supports our commitment to clean energy. This commitment is already strengthened by Palo Verde, one of the nation’s largest carbon-free, clean energy resource, which provides the foundation for reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new resources, procurement of new resources to be owned by APS, and the ongoing development of distributed energy resources. Maintaining a balanced and diverse portfolio of resources will ensure continued reliable service to our customers in the most affordable manner possible.

APS uses competitive RFPs to pursue market-priced resources that meet its system needs and offer the best value for customers. APS selects projects based on cost, ability to meet system requirements and commercial viability, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Guided by IRP-established timelines and quantities, APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the RFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection to the electric grid.

On June 30, 2023, APS issued an RFP (the “2023 RFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028. Bids from the 2023 RFP were received on September 6, 2023, and APS is negotiating on multiple projects and executed agreements on multiple others, including a 500 MW wind facility power purchase agreement (“PPA”) and a 168 MW solar facility that APS will own and operate.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation or under development as of June 30, 2024. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	416	168
Purchased Power Agreements Renewables:
Solar	585	1,046
Wind	853	500
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	1,465	1,546
Total Distributed Energy: Solar (a)	1,681	54	(b)
Total Renewable Portfolio	3,562	1,768

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

As noted above, on June 30, 2023, APS issued the 2023 RFP seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources, including energy storage, with a focus on in-service dates between 2026 and 2028. From those bids, APS has since executed agreements for a 150 MW energy storage facility that APS will own and operate and a 150 MW energy storage PPA.

APS currently plans to install more than 2,700 MW of utility scale energy storage by 2026, including through energy storage projects under PPAs and AZ Sun Program retrofits as well as through resources solicited through current and future RFPs.

The following table summarizes the resources in APS’s energy storage portfolio that are in operation or under development as of June 30, 2024. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	201	(a)	150
Purchase Power Agreements - Energy Storage	355		2,037
Customer-Sited Energy Storage	35		23
Total Energy Storage Portfolio	591		2,210

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

Developing Clean Energy Technologies

Electric Vehicles

As a part of the statewide transportation electrification plan (“TE Plan”) adopted in 2021, the ACC approved a target of 450,000 light-duty electric vehicles (“EVs”) in its service territory by 2030. APS’s Take Charge AZ (“TCAZ”) program has helped to deploy Level 2 EV charging stations on customer properties for fleet, public, and workplace EV charging. As of June 30, 2024, APS energized 809 Level 2 charging ports at 193 customer locations. Additionally, APS has energized direct current fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona: Sedona, Prescott, Globe, Show Low, and Payson. Effective December 12, 2023, the TCAZ program was discontinued by the ACC. As part of that decision, APS was permitted to complete certain projects that were in process as of December 12, 2023.

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

APS filed its 2024 DSM Implementation Plan on November 30, 2023. The 2024 DSM Implementation Plan includes APS’s 2024 TE Plan and, among other things, proposes two new programs: an expanded residential EV Managed Charging program and a Commercial EV Make-Ready Program. On April 26, 2024, APS filed an amended 2024 DSM Implementation Plan. The amended 2024 DSM Implementation Plan includes an updated budget to reflect removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, an update on the performance incentive calculation, and the withdrawal of tranches two and three of the residential battery pilot. The amended 2024 DSM Plan is still pending ACC review and approval. APS cannot predict the outcome of this proceeding. See Note 4.

Carbon Capture

Carbon Capture Utilization and Storage (“CCUS”) technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. CCUS technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology, particularly in regard to the U.S. Environmental Protection Agency’s (“EPA”) proposed Greenhouse Gas (“GHG”) rule. On April 25, 2024, the EPA issued a final rule that, among other things, requires the installation of carbon capture technology for certain classifications of coal, oil, and natural gas fired electricity generating units dependent upon certain factors, including retirement date and operating capacity. See Note 8 for more information.

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

Artificial Intelligence

To address the rapid advancement of artificial intelligence technology risk and opportunities, APS has developed a cross functional governance structure with leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams. This cross functional structure assesses both the opportunities and risks during the technology intake process to ensure compliance with data security and reliability requirements, while observing market trends in this rapidly evolving area.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar for the limited purpose of reviewing arguments concerning the GAC. Specifically, rehearing was ordered as to whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. The parties seeking rehearing had 30 days after the denial or granting of a request for rehearing to file a notice of appeal to the Arizona Court of Appeals. No party filed a notice of appeal within the 30-day period. A limited rehearing is scheduled to begin on November 5, 2024 for the purpose of reviewing the GAC. APS cannot predict the outcome of these proceedings.

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

After the 2019 Rate Case decision, APS filed an application for rehearing of the 2019 Rate Case and later filed a Notice of Direct Appeal by APS at the Arizona Court of Appeals, requesting review of certain matters from the 2019 Rate Case decision. The Arizona Court of Appeals affirmed in part and reversed in part the ACC’s decision in the 2019 Rate Case, remanding the issue to the ACC for further proceedings. On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of $215.5 million in costs related to the installation of the Four Corners selective catalytic reduction (“SCR”) project, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case decision, and recovery of $59.6 million in revenue lost by APS between December 2021 and June 20, 2023. The joint resolution provides for a new Court Resolution Surcharge (“CRS”) mechanism, which is designed to recover the $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the CRS mechanism, which became effective on July 1, 2023. As of June 30, 2024, $16.8 million of the $59.6 million of lost revenue has been recovered. Finally, the CRS tariff has been updated to account for changes to return on equity and depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case. See Note 4 for more information regarding the 2019 Rate Case and Four Corners SCR cost recovery.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. On March 19, 2024, the ACC held a workshop to discuss modifying the state’s rate case test year rules. Utilities, including APS, spoke about alternatives to the current rules that could reduce regulatory lag. The ACC plans to hold another workshop on this topic and has invited further comments from stakeholders. On April 19, 2024, a letter was filed to the docket by an ACC commissioner discussing the potential benefits of modifying test year rules, including the potentiality of offering utilities to choose the type of test year that best suits them. The letter also recommended that this issue be discussed at the next possible open meeting. On July 9, 2024, at an open meeting, ACC Commissioners discussed objectives of future regulatory lag workshops and voted to schedule at least one more workshop on this topic later this year. The ACC scheduled a workshop for October 3, 2024. APS cannot predict the outcome of this matter.

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

Other Subsidiaries

Pinnacle West Power, LLC (“PNW Power”). On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary BCE to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. The final closing of the BCE Sale was completed on January 12, 2024. See Note 16 for additional details. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a wholly-owned subsidiary of Pinnacle West.

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. The U.S. Department of Energy’s Grid Deployment Office selected TransCanyon to enter into capacity contract negotiations for up to 25% of the Cross-Tie 500-kilovolt transmission line (“Cross-Tie”) as part of the Transmission Facilitation Program. The agreement was executed on June 12, 2024. The proposed Cross-Tie project includes a 214-mile transmission line connecting Utah and Nevada that is intended to help improve grid reliability and relieve congestion on other transmission lines.

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

El Dorado Investment Company (“El Dorado”). El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures. In particular, El Dorado has committed to the following:

•$25 million investment in the Energy Impact Partners fund, of which $18.1 million has been funded as of June 30, 2024. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which $10.5 million has been funded as of June 30, 2024. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which $0.8 million has been funded as of June 30, 2024. Westly Seed Fund is focused on supporting entrepreneurs who are revolutionizing the energy, mobility, building, and industrial sectors.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the six-month period ended June 30, 2024, compared with the prior-year period. For the three-year period ended 2023, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2024 and the average annual growth to be in the range of 1.5% to 2.5% through 2026 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 5.6% for the six-month period ended June 30, 2024, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center customers.

For the three-year period ended 2023, annual retail electricity sales growth averaged 2.6%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 2.0% to 4.0% for 2024 and that average annual growth will be in the range of 4.0% to 6.0% through 2026, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to 2024 growth in the range of 2.5% to 3.5% and to average annual growth in the range of 3.0% to 5.0% through 2026.

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

Income Taxes. Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions, and non-taxable items, such as allowance for funds used during construction (“AFUDC”). In addition, income taxes may also be affected by the settlement of issues with taxing authorities. See Note 17.

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

Operating Results — Three-month period ended June 30, 2024, compared with three-month period ended June 30, 2023.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2024, was $204 million, compared with consolidated net income attributable to common shareholders of $107 million for the prior-year period.  The results reflect an increase of approximately $97 million, primarily as a result of the impacts of new customer rates, the effects of weather, increased customer usage and growth, and higher CRS revenue. These positive factors were partially offset by higher depreciation and amortization expense mostly due to increased plant and intangible assets, higher interest charges, net of AFUDC, and higher income taxes, partially offset by the favorable timing of recognition for permanent items and credits.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Net Change	2024	2023	Net Change
	(dollars in millions)
Operating revenues	$1,309	$1,122	$187	$1,309	$1,122	$187
Fuel and purchased power expense	(437)	(408)	(29)	(437)	(408)	(29)
Operating revenues less fuel and purchased power expenses	872	714	158	872	714	158
Operations and maintenance	(272)	(277)	5	(273)	(272)	(1)
Depreciation and amortization	(225)	(195)	(30)	(225)	(195)	(30)
Taxes other than income taxes	(59)	(58)	(1)	(59)	(58)	(1)
Pension and other postretirement non-service credits, net	13	10	3	13	11	2
Allowance for equity funds used during construction	9	13	(4)	9	13	(4)
Other income and expenses, net	—	2	(2)	—	—	—
Interest charges, net of allowance for borrowed funds used during construction	(98)	(82)	(16)	(82)	(70)	(12)
Income taxes	(32)	(16)	(16)	(39)	(20)	(19)
Less income related to noncontrolling interests	(4)	(4)	—	(4)	(4)	—
Net Income Attributable to Common Shareholders	$204	$107	$97	$212	$119	$93

Operating revenues less fuel and purchased power expenses. Operating revenues less fuel and purchased power expenses were $158 million higher for the three months ended June 30, 2024, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 4)	$69	$—	$69
Effects of weather	65	20	45
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	51	13	38
CRS revenue (Note 4)	12	—	12
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	7	1	6
Lower transmission revenues (Note 4)	(7)	—	(7)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(7)	(4)	(3)
LFCR revenue (Note 4)	(4)	—	(4)
Miscellaneous items, net	1	(1)	2
Total	$187	$29	$158

Operations and maintenance. Operations and maintenance expenses decreased $5 million for the three months ended June 30, 2024, compared with the prior-year period, primarily due to:

•A decrease of $4 million related to nuclear generation costs;

•A decrease of $4 million related to corporate resources costs;

•A decrease of $4 million related to non-nuclear generation costs, primarily due to lower operating costs;

•An increase of $4 million related to information technology costs;

•An increase of $4 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power; and

•A decrease of $1 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $30 million higher for the three months ended June 30, 2024, compared to the prior-year period, primarily due to increased plant in service and increased intangible assets.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $20 million higher for the three months ended June 30, 2024, compared to the prior-year period, primarily due to higher debt balances and higher interest rates in the current period and lower allowance for equity funds.

Income taxes.  Income taxes were $16 million higher for the three months ended June 30, 2024, compared with the prior-year period, primarily due to higher pre-tax income, partially offset by the favorable timing of recognition for permanent items and credits.

Operating Results — Six-month period ended June 30, 2024, compared with six-month period ended June 30, 2023.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2024, was $221 million, compared with consolidated net income attributable to common shareholders of $103 million for the prior-year period.  The results reflect an increase of approximately $118 million, primarily as a result of the impacts of new customer rates, increased customer usage and growth, the effects of weather, higher CRS revenue, and higher other income mainly due to the gain on the sale of BCE. See Note 16. These positive factors were partially offset by higher depreciation and amortization expense mostly due to increased plant and intangible assets, higher interest charges, net of AFUDC, higher income taxes, partially offset by the favorable timing of recognition for permanent items and credits, and lower transmission revenues.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Net Change	2024	2023	Net Change
	(dollars in millions)
Operating revenues	$2,261	$2,067	$194	$2,261	$2,067	$194
Fuel and purchased power expense	(795)	(802)	7	(795)	(802)	7
Operating revenues less fuel and purchased power expenses	1,466	1,265	201	1,466	1,265	201
Operations and maintenance	(530)	(527)	(3)	(526)	(519)	(7)
Depreciation and amortization	(435)	(387)	(48)	(435)	(387)	(48)
Taxes other than income taxes	(118)	(115)	(3)	(118)	(115)	(3)
Pension and other postretirement non-service credits, net	24	20	4	25	21	4
Allowance for equity funds used during construction	19	28	(9)	19	28	(9)
Other income and expenses, net	24	2	22	3	4	(1)
Interest charges, net of allowance for borrowed funds used during construction	(184)	(157)	(27)	(156)	(134)	(22)
Income taxes	(36)	(17)	(19)	(42)	(24)	(18)
Less income related to noncontrolling interests	(9)	(9)	—	(9)	(9)	—
Net Income Attributable to Common Shareholders	$221	$103	$118	$227	$130	$97

Operating revenues less fuel and purchased power expenses. Operating revenues less fuel and purchased power expenses were $201 million higher for the six months ended June 30, 2024, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 4)	$91	$—	$91
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	76	25	51
Effects of weather	51	16	35
CRS revenue (Note 4)	23	—	23
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	9	2	7
LFCR revenue (Note 4)	4	—	4
Lower transmission revenues (Note 4)	(13)	—	(13)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(50)	(50)	—
Miscellaneous items, net	3	—	3
Total	$194	$(7)	$201

Operations and maintenance. Operations and maintenance expenses increased $3 million for the six months ended June 30, 2024, compared with the prior-year period, primarily due to:

•An increase of $6 million related to information technology costs;

•An increase of $4 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•An increase of $2 million related to employee benefit costs;

•An increase of $2 million related to transmission, distribution, and customer service costs;

•A decrease of $4 million related to corporate resources costs;

•A decrease of $3 million related to non-nuclear generation costs primarily due to lower operating costs;

•A decrease of $2 million related to nuclear generation costs;

•A decrease of $2 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $48 million higher for the six months ended June 30, 2024, compared to the prior-year period, primarily due to increased plant in service and increased intangible assets.

Other income and expenses, net. Other income and expenses, net were $22 million higher for the six months ended June 30, 2024, compared to the prior-year period, primarily due to the gain on the sale of BCE. See Note 16. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $36 million higher for the six months ended June 30, 2024, compared to the prior-year period, primarily due to higher debt balances and higher interest rates in the current period and lower allowance for equity funds.

Income taxes.  Income taxes were $19 million higher for the six months ended June 30, 2024, compared with the prior-year period, primarily due to higher pre-tax income, partially offset by the favorable timing of recognition for permanent items and credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2024, APS’s common equity ratio, as defined, was 50%.  Its total shareholder equity was approximately $7.7 billion and total capitalization was approximately $15.4 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.1 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand. APS’s sources of cash include cash from operations and external sources of liquidity including long- and short-term external debt financing such as commercial paper, term loan and its revolving credit facility. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West.

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

APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. On October 27, 2023, APS sought approval from the ACC to receive from Pinnacle West in 2024 up to an additional $500 million in equity infusions above the authorized limit of $150 million, and the ACC approved the increased equity infusion limit for 2024 on January 9, 2024 and subsequently issued the order on January 12, 2024. On April 19, 2024, APS submitted an application to the ACC requesting to increase Pinnacle West’s permitted yearly equity infusions to equal up to 2.5% of Pinnacle West’s consolidated assets each calendar year on a three-year rolling average basis. APS cannot predict the outcome of this matter.

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2028. See Note 3.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2024	2023	Change
Net cash flow provided by operating activities	$537	$438	$99
Net cash flow used for investing activities	(887)	(884)	(3)
Net cash flow provided by financing activities	349	449	(100)
Net change in cash and cash equivalents	$(1)	$3	$(4)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2024	2023	Change
Net cash flow provided by operating activities	$573	$466	$107
Net cash flow used for investing activities	(932)	(865)	(67)
Net cash flow provided by financing activities	358	399	(41)
Net change in cash and cash equivalents	$(1)	$—	$(1)

Operating Cash Flows

Six-month period ended June 30, 2024, compared with six-month period ended June 30, 2023.  Pinnacle West’s consolidated net cash provided by operating activities was $537 million in 2024, compared to $438 million in 2023, an increase of $99 million in net cash provided, primarily due to $174 million lower fuel and purchased power costs, $64 million higher cash receipts from electric revenues, $54 million lower payments for operations and maintenance costs, $18 million lower other taxes and a $10 million change in net collateral, partially offset by $145 million lower customer advances for construction, $28 million other changes in working capital, $25 million higher income taxes and $23 million higher interest payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was 110% funded as of January 1, 2024, and 112% as of January 1, 2023. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made any voluntary contributions to our pension plan year-to-date in 2024. The minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2024, 2025 or 2026. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2024 and do not expect to make any contributions in 2024, 2025 or 2026. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 102% funded as of December 31, 2023, and our postretirement benefit plans were 162% funded, as measured for GAAP purposes at December 31, 2023. See Note 5 for additional details.

Investing Cash Flows

Six-month period ended June 30, 2024, compared with six-month period ended June 30, 2023.  Pinnacle West’s consolidated net cash used for investing activities was $887 million in 2024, compared to $884 million in 2023, an increase of $3 million, primarily related to proceeds from the BCE Sale and lower BCE investment activity, partially offset by increased capital expenditures. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale. See Note 16 for additional details.

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

Financing Cash Flows and Liquidity

     Six-month period ended June 30, 2024, compared with six-month period ended June 30, 2023.  Pinnacle West’s consolidated net cash provided by financing activities was $349 million in 2024, compared to $449 million in 2023, a decrease of $100 million in net cash provided, primarily due to $675 million higher long-term debt repayments, and a net increase in short-term debt repayments of $43 million, partially offset by $624 million in higher issuance of long-term debt.

APS’s consolidated net cash provided by financing activities was $358 million in 2024, compared to $399 million in 2023, a decrease of $41 million in net cash provided, primarily due to $250 million higher long-term debt repayments, $50 million in lower issuance of long-term debt, and a net increase in short-term repayments of $37 million, partially offset by $300 million higher equity infusion.

Significant Financing Activities.  On June 19, 2024, the Pinnacle West Board of Directors declared a dividend of $0.88 per share of common stock, payable on September 3, 2024, to shareholders of record on August 1, 2024.

On June 12, 2024, Pinnacle West contributed $450 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes. See Note 3 for more information on available credit facilities.

Equity Forward Sale Agreements. On February 28, 2024, Pinnacle West entered into various equity forward sale agreements (the “Equity Forward Sale Agreements”), which, at the option of Pinnacle West, may be settled in shares of Pinnacle West common stock with physical or net settlement or with cash settlement. At June 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with physical delivery of 11,240,601 shares of common stock to the counterparties in exchange for cash of $726 million. See Note 10 for more information on the Equity Forward Sale agreements.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2024, the ratio was approximately 61% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 23, 2024, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. On March 7, 2024, S&P affirmed the ratings and revised the Company’s and APS’s outlooks from negative to stable. On March 20, 2024, Moody’s downgraded both the Company’s and APS’s credit ratings by a notch and revised their outlooks from negative to stable. On March 26, 2024, Fitch affirmed APS’s ratings and downgraded the Company’s ratings by a notch. Fitch revised the outlook for both the Company and APS from negative to stable. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at June 30, 2024. See Note 3.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Six Months Ended June 30,
	2024	2023
Mark-to-market of net positions at beginning of period	$(120)	$96
Increase in regulatory asset	(2)	(163)
Mark-to-market of net positions at end of period	$(122)	$(67)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at June 30, 2024, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2023 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2024	2025	2026	2027	2028	Total Fair Value
Observable prices provided by other external sources	$(53)	$(42)	$(6)	$—	$—	$(101)
Prices based on unobservable inputs	(16)	(3)	(2)	—	—	(21)
Total by maturity	$(69)	$(45)	$(8)	$—	$—	$(122)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2024		December 31, 2023
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$11	$(11)	$9	$(9)
Natural gas	59	(59)	55	(55)
Total	$70	$(70)	$64	$(64)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2024.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2024.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit (1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2009

4.1	Pinnacle West APS	Thirty-First Supplemental Indenture, dated as of May 9, 2024	4.1 to Pinnacle West/APS May 9, 2024 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/9/2024

4.2	Pinnacle West	Indenture, dated as of June 6, 2024, between Pinnacle West and The Bank of New York Mellon Trust Company, N.A., as trustee	4.1 to Pinnacle West June 6, 2024 Form 8-K Report, File No. 1-8962	6/6/2024

4.3	Pinnacle West	Fifth Supplemental Indenture, dated as of June 10, 2024	4.1 to Pinnacle West June 10, 2024 Form 8-K Report, File No. 1-8962	6/10/2024
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 1, 2024	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 1, 2024	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)