Form 10-Q
period 2024-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2024-11-06
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 30, 2024:	113,699,820
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 30, 2024:	71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

OPERATING REVENUES (Note 2)	$1,768,801	$1,637,759	$4,029,507	$3,704,417

OPERATING EXPENSES
Fuel and purchased power	631,382	614,520	1,426,418	1,416,778
Operations and maintenance	308,061	250,019	837,905	777,337
Depreciation and amortization	229,450	203,438	664,761	590,445
Taxes other than income taxes	52,777	53,169	170,592	167,949
Other expense	145	350	2,306	1,648
Total	1,221,815	1,121,496	3,101,982	2,954,157
OPERATING INCOME	546,986	516,263	927,525	750,260
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,588	11,976	28,790	40,071
Pension and other postretirement non-service credits - net (Note 5)	12,188	10,174	36,633	30,513
Other income (Note 9)	6,774	15,941	43,234	28,424
Other expense (Note 9)	(4,013)	(6,972)	(14,580)	(15,916)
Total	24,537	31,119	94,077	83,092
INTEREST EXPENSE
Interest charges	109,925	96,909	318,590	278,860
Allowance for borrowed funds used during construction	(11,901)	(9,092)	(36,078)	(34,131)
Total	98,024	87,817	282,512	244,729
Income Before Income Taxes	473,499	459,565	739,090	588,623
Income Taxes	74,227	57,045	110,539	74,125
Net Income	399,272	402,520	628,551	514,498
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
Net Income Attributable to Common Shareholders	$394,966	$398,214	$615,633	$501,580

Weighted-average common shares outstanding - basic	113,729	113,464	113,682	113,411
Weighted-average common shares outstanding - diluted	117,119	113,838	115,717	113,718

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$3.47	$3.51	$5.42	$4.42
Net income attributable to common shareholders - diluted	$3.37	$3.50	$5.32	$4.41
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET INCOME	$399,272	$402,520	$628,551	$514,498

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $11, $(217), $142 and $(161)	(33)	659	(432)	489
Pension and other postretirement benefit activity, net of tax expense of $(169), $(164), $(251) and $(168)	513	498	762	512
Total other comprehensive income	480	1,157	330	1,001

COMPREHENSIVE INCOME	399,752	403,677	628,881	515,499
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$395,446	$399,371	$615,963	$502,581
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,171	$4,955
Customer and other receivables	839,094	513,892
Accrued unbilled revenues (Note 2)	261,841	167,553
Allowance for doubtful accounts (Note 2)	(18,347)	(22,433)
Materials and supplies (at average cost)	473,847	444,344
Income tax receivable	—	332
Fossil fuel (at average cost)	54,193	49,203
Assets from risk management activities (Note 7)	641	6,808
Assets held for sale (Note 16)	—	35,139
Deferred fuel and purchased power regulatory asset (Note 4)	367,274	463,195
Other regulatory assets (Note 4)	150,093	162,562
Other current assets	86,759	101,417
Total current assets	2,264,566	1,926,967
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,300,012	1,201,246
Other special use funds (Notes 11 and 12)	387,499	362,781
Other assets	122,359	102,845
Total investments and other assets	1,809,870	1,666,872
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	25,262,439	24,211,167
Accumulated depreciation and amortization	(8,877,815)	(8,408,040)
Net	16,384,624	15,803,127
Construction work in progress	1,713,379	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	83,524	86,426
Intangible assets, net of accumulated amortization	586,559	267,110
Nuclear fuel, net of accumulated amortization	112,135	99,490
Total property, plant and equipment	18,880,221	17,980,157
DEFERRED DEBITS
Regulatory assets (Note 4)	1,345,777	1,390,279
Operating lease right-of-use assets (Note 14)	1,599,800	1,309,975
Assets for pension and other postretirement benefits (Note 5)	351,546	323,438
Other	57,774	63,465
Total deferred debits	3,354,897	3,087,157

TOTAL ASSETS	$26,309,554	$24,661,153
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$429,478	$442,455
Accrued taxes	341,640	166,833
Accrued interest	83,910	72,916
Common dividends payable	—	99,813
Short-term borrowings (Note 3)	623,500	609,500
Current maturities of long-term debt (Note 3)	1,000,000	875,000
Customer deposits	41,976	42,037
Liabilities from risk management activities (Note 7)	79,617	80,913
Liabilities for asset retirements (Note 15)	52,185	28,550
Operating lease liabilities (Note 14)	119,080	67,883
Regulatory liabilities (Note 4)	243,714	209,923
Other current liabilities	182,246	193,524
Total current liabilities	3,197,346	2,889,347
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	8,056,318	7,540,622
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,453,968	2,416,480
Regulatory liabilities (Note 4)	1,809,563	1,965,865
Liabilities for asset retirements (Note 15)	1,099,223	937,451
Liabilities for pension benefits (Note 5)	107,355	112,702
Liabilities from risk management activities (Note 7)	28,915	42,975
Customer advances	601,910	533,580
Coal mine reclamation	187,673	184,007
Deferred investment tax credit	247,456	257,743
Unrecognized tax benefits	44,564	33,861
Operating lease liabilities (Note 14)	1,517,058	1,210,189
Other	232,135	251,469
Total deferred credits and other	8,329,820	7,946,322
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 113,735,926 and 113,537,689 issued at respective dates	2,774,505	2,752,676
Treasury stock at cost; 101,641 and 113,272 shares at respective dates	(7,191)	(8,185)
Total common stock	2,767,314	2,744,491
Retained earnings	3,882,081	3,466,317
Accumulated other comprehensive loss (Note 13)	(32,814)	(33,144)
Total shareholders’ equity	6,616,581	6,177,664
Noncontrolling interests (Note 6)	109,489	107,198
Total equity	6,726,070	6,284,862

TOTAL LIABILITIES AND EQUITY	$26,309,554	$24,661,153
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$628,551	$514,498
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	(22,988)	(6,423)
Depreciation and amortization including nuclear fuel	711,587	636,224
Deferred fuel and purchased power	(244,109)	(486,382)
Deferred fuel and purchased power amortization	340,030	420,277
Allowance for equity funds used during construction	(28,790)	(40,071)
Deferred income taxes	(13,351)	(35,258)
Deferred investment tax credit	(10,287)	73,003
Change in derivative instruments fair value	—	(778)
Stock compensation	16,940	12,304
Changes in current assets and liabilities:
Customer and other receivables	(330,867)	(214,291)
Accrued unbilled revenues	(94,288)	(62,234)
Materials, supplies and fossil fuel	(34,493)	(43,193)
Income tax receivable	332	14,087
Other current assets	(26,062)	(12,003)
Accounts payable	24,958	(79,603)
Accrued taxes	174,807	101,022
Other current liabilities	74,177	19,751
Change in long-term regulatory assets	32,132	36,025
Change in long-term regulatory liabilities	43,448	(27,304)
Change in other long-term assets	(126,379)	(107,922)
Change in operating lease assets	94,768	89,836
Change in other long-term liabilities	49,694	101,168
Change in operating lease liabilities	(89,479)	(68,834)
Net cash provided by operating activities	1,170,331	833,899
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,717,571)	(1,314,529)
Contributions in aid of construction	235,861	112,762
Proceeds from sale relating to BCE	64,322	17,500
Allowance for borrowed funds used during construction	(36,078)	(34,131)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,140,371	1,165,668
Investment in nuclear decommissioning trusts and other special use funds	(1,150,541)	(1,181,386)
Other	(5,687)	(1,788)
Net cash used for investing activities	(1,469,323)	(1,235,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,313,229	689,349
Repayment of long-term debt	(675,000)	(32,740)
Short-term borrowing and (repayments) - net	14,000	56,400
Short-term debt borrowings under term loan facility	350,000	—
Short-term debt repayments under term loan facility	(350,000)	—
Dividends paid on common stock	(294,589)	(288,456)
Common stock equity issuance and (purchases) - net	(3,804)	(1,644)
Distributions to noncontrolling interests for capital activities	(10,628)	(10,628)
Net cash provided by financing activities	343,208	412,281
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,216	10,276
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,955	4,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,171	$15,108
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322
Net income		—		—	394,966	—	4,306	399,272
Other comprehensive income		—		—	—	480	—	480
Issuance of common stock (a)	24,163	9,994		—	—	—	—	9,994
Other		—		—	2	—	—	2
Balance, September 30, 2024	113,735,926	$2,774,505	(101,641)	$(7,191)	$3,882,081	$(32,814)	$109,489	$6,726,070

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	113,386,894	$2,736,112	(75,767)	$(5,328)	$3,267,731	$(31,591)	$109,213	$6,076,137
Net income		—		—	398,214	—	4,306	402,520
Other comprehensive income		—		—	—	1,157	—	1,157
Issuance of common stock	27,273	8,389		—	—	—	—	8,389
Other		—		—	1	—	1	2
Balance, September 30, 2023	113,414,167	$2,744,501	(75,767)	$(5,328)	$3,665,946	$(30,434)	$113,520	$6,488,205
(a)See Note 10 for information related to our equity forward sale agreements that were executed in February 2024. As of September 30, 2024, no common shares have been issued as part of this agreement.
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	113,537,689	$2,752,676	(113,272)	$(8,185)	$3,466,317	$(33,144)	$107,198	$6,284,862
Net income		—		—	615,633	—	12,918	628,551
Other comprehensive income		—		—	—	330	—	330
Dividends on common stock ($1.76 per share)		—		—	(199,868)	—	—	(199,868)
Issuance of common stock (a)	198,237	21,829		—	—	—	—	21,829
Purchase of treasury stock (b)		—	(71,008)	(4,907)	—	—	—	(4,907)
Reissuance of treasury stock for stock-based compensation and other		—	82,639	5,900	—	—	—	5,900
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		1	(1)	—	1	1
Balance, September 30, 2024	113,735,926	$2,774,505	(101,641)	$(7,191)	$3,882,081	$(32,814)	$109,489	$6,726,070

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	113,247,189	$2,724,740	(73,613)	$(5,005)	$3,360,347	$(31,435)	$111,229	$6,159,876
Net income		—		—	501,580	—	12,918	514,498
Other comprehensive income		—		—	—	1,001	—	1,001
Dividends on common stock ($1.73 per share)		—		—	(195,981)	—	—	(195,981)
Issuance of common stock	166,978	19,761		—	—	—	—	19,761
Purchase of treasury stock (b)		—	(34,675)	(2,610)	—	—	—	(2,610)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	—	—	1	1
Balance, September 30, 2023	113,414,167	$2,744,501	(75,767)	$(5,328)	$3,665,946	$(30,434)	$113,520	$6,488,205
(a)See Note 10 for information related to our equity forward sale agreements that were executed in February 2024. As of September 30, 2024, no common shares have been issued as part of this agreement.
(b)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

OPERATING REVENUES (Note 2)	$1,768,801	$1,637,759	$4,029,507	$3,704,417

OPERATING EXPENSES
Fuel and purchased power	631,382	614,520	1,426,418	1,416,778
Operations and maintenance	306,116	247,200	832,383	765,717
Depreciation and amortization	229,430	203,417	664,699	590,381
Taxes other than income taxes	52,763	53,154	170,507	167,908
Other expense	145	350	2,306	1,648
Total	1,219,836	1,118,641	3,096,313	2,942,432
OPERATING INCOME	548,965	519,118	933,194	761,985
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,588	11,976	28,790	40,071
Pension and other postretirement non-service credits - net (Note 5)	12,400	10,408	37,241	31,209
Other income (Note 9)	4,879	8,720	16,325	19,487
Other expense (Note 9)	(3,346)	(3,633)	(9,134)	(10,385)
Total	23,521	27,471	73,222	80,382
INTEREST EXPENSE
Interest charges	90,866	83,433	271,139	238,385
Allowance for borrowed funds used during construction	(11,901)	(8,701)	(36,078)	(29,597)
Total	78,965	74,732	235,061	208,788
Income Before Income Taxes	493,521	471,857	771,355	633,579
Income Taxes	81,491	65,734	123,795	89,244
Net Income	412,030	406,123	647,560	544,335
Less: Net income attributable to noncontrolling interests (Note 6)	4,306	4,306	12,918	12,918
Net Income Attributable to Common Shareholder	$407,724	$401,817	$634,642	$531,417
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET INCOME	$412,030	$406,123	$647,560	$544,335

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense of $(148), $(146), $(208) and $(162)	450	444	633	493
Total other comprehensive income	450	444	633	493

COMPREHENSIVE INCOME	412,480	406,567	648,193	544,828
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$408,174	$402,261	$635,275	$531,910
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$25,259,212	$24,207,706
Accumulated depreciation and amortization	(8,874,719)	(8,404,721)
Net	16,384,493	15,802,985
Construction work in progress	1,713,379	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	83,524	86,426
Intangible assets, net of accumulated amortization	586,404	266,955
Nuclear fuel, net of accumulated amortization	112,135	99,490
Total property, plant and equipment	18,879,935	17,979,860

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 11 and 12)	1,300,012	1,201,246
Other special use funds (Notes 11 and 12)	387,499	362,781
Other assets	48,984	43,625
Total investments and other assets	1,736,495	1,607,652

CURRENT ASSETS
Cash and cash equivalents	48,565	4,549
Customer and other receivables	825,818	510,296
Accrued unbilled revenues (Note 2)	261,841	167,553
Allowance for doubtful accounts (Note 2)	(18,347)	(22,433)
Materials and supplies (at average cost)	473,847	444,344
Fossil fuel (at average cost)	54,193	49,203
Assets from risk management activities (Note 7)	641	6,808
Deferred fuel and purchased power regulatory asset (Note 4)	367,274	463,195
Other regulatory assets (Note 4)	150,093	162,562
Other current assets	67,111	64,311
Total current assets	2,231,036	1,850,388

DEFERRED DEBITS
Regulatory assets (Note 4)	1,345,777	1,390,279
Operating lease right-of-use assets (Note 14)	1,598,625	1,308,611
Assets for pension and other postretirement benefits (Note 5)	344,494	316,606
Other	57,206	63,059
Total deferred debits	3,346,102	3,078,555

TOTAL ASSETS	$26,193,568	$24,516,455
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	3,771,696	3,321,696
Retained earnings	4,194,039	3,759,299
Accumulated other comprehensive loss (Note 13)	(16,586)	(17,219)
Total shareholder equity	8,127,311	7,241,938
Noncontrolling interests (Note 6)	109,489	107,198
Total equity	8,236,800	7,349,136
Long-term debt less current maturities (Note 3)	7,189,766	7,041,891
Total capitalization	15,426,566	14,391,027
CURRENT LIABILITIES
Short-term borrowings (Note 3)	600,000	532,850
Current maturities of long-term debt (Note 3)	300,000	250,000
Accounts payable	421,282	433,229
Accrued taxes	356,530	162,288
Accrued interest	72,871	72,548
Common dividends payable	—	99,800
Customer deposits	41,976	42,037
Liabilities from risk management activities (Note 7)	79,617	80,913
Liabilities for asset retirements (Note 15)	52,185	28,550
Operating lease liabilities (Note 14)	118,922	67,608
Regulatory liabilities (Note 4)	243,714	209,923
Other current liabilities	185,821	211,773
Total current liabilities	2,472,918	2,191,519
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,436,742	2,431,697
Regulatory liabilities (Note 4)	1,809,563	1,965,865
Liabilities for asset retirements (Note 15)	1,099,223	937,451
Liabilities for pension benefits (Note 5)	102,540	106,215
Liabilities from risk management activities (Note 7)	28,915	42,975
Customer advances	601,910	533,580
Coal mine reclamation	187,673	184,007
Deferred investment tax credit	247,456	257,743
Unrecognized tax benefits	49,056	33,861
Operating lease liabilities (Note 14)	1,515,828	1,208,857
Other	215,178	231,658
Total deferred credits and other	8,294,084	7,933,909
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL LIABILITIES AND EQUITY	$26,193,568	$24,516,455
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$647,560	$544,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	711,525	636,160
Deferred fuel and purchased power	(244,109)	(486,382)
Deferred fuel and purchased power amortization	340,030	420,277
Allowance for equity funds used during construction	(28,790)	(40,071)
Deferred income taxes	(41,436)	(20,997)
Deferred investment tax credit	(10,287)	73,003
Changes in current assets and liabilities:
Customer and other receivables	(321,187)	(215,618)
Accrued unbilled revenues	(94,288)	(62,234)
Materials, supplies and fossil fuel	(34,493)	(43,193)
Other current assets	(54)	(15,657)
Accounts payable	24,947	(71,028)
Accrued taxes	194,242	116,884
Other current liabilities	48,950	23,694
Change in long-term regulatory assets	32,132	36,025
Change in long-term regulatory liabilities	43,448	(27,304)
Change in other long-term assets	(150,172)	(101,093)
Change in operating lease assets	94,579	89,608
Change in other long-term liabilities	47,059	102,660
Change in operating lease liabilities	(89,377)	(68,591)
Net cash provided by operating activities	1,170,279	890,478
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,717,571)	(1,293,670)
Contributions in aid of construction	235,861	112,762
Allowance for borrowed funds used during construction	(36,078)	(29,597)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,140,371	1,165,668
Investment in nuclear decommissioning trusts and other special use funds	(1,150,541)	(1,181,386)
Other	(969)	(877)
Net cash used for investing activities	(1,528,927)	(1,227,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	445,842	496,025
Repayment of long-term debt	(250,000)	—
Short-term borrowing and (repayments) - net	67,150	5,530
Short-term debt borrowings under term loan facility	350,000	—
Short-term debt repayments under term loan facility	(350,000)	—
Equity infusion	450,000	150,000
Dividends paid on common stock	(299,700)	(293,900)
Distributions to noncontrolling interests for capital activities	(10,628)	(10,628)
Net cash provided by financing activities	402,664	347,027
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,016	10,405
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,549	4,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,565	$14,447
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320
Net income		—	—	407,724	—	4,306	412,030
Other comprehensive income		—	—	—	450	—	450
Balance, September 30, 2024	71,264,947	$178,162	$3,771,696	$4,194,039	$(16,586)	$109,489	$8,236,800

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2023	71,264,947	$178,162	$3,321,696	$3,541,062	$(15,547)	$109,213	$7,134,586
Net income		—	—	401,817	—	4,306	406,123
Other comprehensive income		—	—	—	444	—	444
Other		—	—	2	—	1	3
Balance, September 30, 2023	71,264,947	$178,162	$3,321,696	$3,942,881	$(15,103)	$113,520	$7,541,156

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	71,264,947	$178,162	$3,321,696	$3,759,299	$(17,219)	$107,198	$7,349,136
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	634,642	—	12,918	647,560
Other comprehensive income		—	—	—	633	—	633
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	1	(1)
Balance, September 30, 2024	71,264,947	$178,162	$3,771,696	$4,194,039	$(16,586)	$109,489	$8,236,800

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2022	71,264,947	$178,162	$3,171,696	$3,607,464	$(15,596)	$111,229	$7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	531,417	—	12,918	544,335
Other comprehensive income		—	—	—	493	—	493
Dividends on common stock		—	—	(196,000)	—	—	(196,000)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	—	—	1	1
Balance, September 30, 2023	71,264,947	$178,162	$3,321,696	$3,942,881	$(15,103)	$113,520	$7,541,156

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, El Dorado Investment Company (“El Dorado”), and Pinnacle West Power, LLC (“PNW Power”). Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”). See Note 6 for further discussion.  PNW Power is a wholly-owned subsidiary that was created in September 2023 to hold certain investments in wind and transmission joint venture projects that were previously held in Bright Canyon Energy Corporation (“BCE”). See Note 16 for additional information. Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$49,385	$19
Interest, net of amounts capitalized	265,673	222,715
Significant non-cash investing and financing activities:
Accrued capital expenditures	169,375	169,148
BCE Sale non-cash consideration (Note 16)	19,967	34,162

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$72,133	$1,233
Interest, net of amounts capitalized	230,520	191,095
Significant non-cash investing and financing activities:
Accrued capital expenditures	169,375	169,131

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail Electric Service
Residential	$966,557	$883,393	$2,057,407	$1,835,432
Non-Residential	721,644	649,164	1,792,998	1,572,013
Wholesale Energy Sales	39,303	57,801	76,428	180,686
Transmission Services for Others	38,705	43,286	93,958	108,229
Other Sources	2,592	4,115	8,716	8,057
Total Operating Revenues	$1,768,801	$1,637,759	$4,029,507	$3,704,417

Retail Electric Revenue. All of Pinnacle West’s retail electric revenue is generated by APS. Retail electric revenue is generated by the sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2024 were $1,756 million and $4,002 million, respectively, and for the three and nine months ended
September 30, 2023 were $1,635 million and $3,668 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2024, our revenues that do not qualify as revenue from contracts with customers were $13 million and $28 million, respectively, and for the three and nine months ended September 30, 2023 were $3 million and $36 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	September 30, 2024	December 31, 2023
Balance at beginning of period	$22,433	$23,778
Bad debt expense	22,284	23,399
Actual write-offs	(26,370)	(24,744)
Balance at end of period	$18,347	$22,433

3.    Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On August 2, 2024, Pinnacle West amended its $200 million revolving credit facility, extending the maturity date from April 10, 2028 to April 10, 2029, and providing a mechanism to either update the Sustainability Table (as defined in the Pinnacle West revolving credit facility), which provides for a sustainability-linked pricing feature, or, in certain circumstances, terminate the sustainability-linked pricing feature for the final year. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At September 30, 2024, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $24 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2024 was 4.96%.

On February 28, 2024, Pinnacle West entered into various equity forward sale agreements (the “Equity Forward Sale Agreements”), which may be settled with Pinnacle West common stock or cash. At September 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with the issuance of 11,240,601 shares of common stock, which would have provided cash liquidity to Pinnacle West of $725 million. See Note 10.

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

As of September 30, 2024, the conditions allowing holders to convert their Convertible Notes, were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, including unamortized debt issuance costs of $8 million. The estimated fair value of the Convertible Notes as of September 30, 2024 was $570 million (Level 2 within the fair value hierarchy).

As of September 30, 2024, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were no shares of Pinnacles West’s common stock included in basic or diluted EPS relating to the potential conversion of the Convertible Notes. See Note 10.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Floating Rate Notes. Additionally, in June 2024, Pinnacle West completed the sale of $350 million Floating Rate Notes due 2026 (the “Floating Rate Notes”). The Floating Rate Notes are senior unsecured obligations of Pinnacle West and will mature on June 10, 2026. The Floating Rate Notes bear a variable interest rate of Compounded SOFR (as defined in the Fifth Supplemental Indenture dated as of June 10, 2024) plus 82 basis points per year. Proceeds were used to repay a portion of Pinnacle West’s $450 million term loan maturing in December 2024 and the full amount of Pinnacle West’s $175 million term loan maturing in December 2024.

On June 6, 2024, Pinnacle West repaid $250 million of its $450 million term loan which matures in December 2024.

APS

On August 2, 2024, APS amended its $1.25 billion revolving credit facility, extending the maturity date from April 10, 2028 to April 10, 2029, and providing a mechanism to either update the Sustainability Table (as defined in the APS revolving credit facility), which provides for a sustainability-linked pricing feature, or, in certain circumstances, terminate the sustainability-linked pricing feature for the final year. APS has the option to increase the amount of the facility by up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At September 30, 2024, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $600 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2024 was 4.92%.

APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. On October 27, 2023, APS sought approval from the ACC to receive from Pinnacle West in 2024 up to an additional $500 million in equity infusions above the authorized limit of $150 million, and the ACC approved the increased equity infusion limit for 2024 on January 9, 2024 and subsequently issued the order on January 24, 2024.

On December 15, 2022, the ACC issued a financing order reaffirming the previous short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and approving APS’s application filed April 6, 2022, requesting to increase the long-term debt limit from $7.5 billion to $8.0 billion and to exclude financing lease power purchase agreements (“PPAs”) from the definition of long-term debt for purposes of the ACC financing orders.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,566,552	$1,607,813	$1,123,731	$1,095,935
APS	7,489,766	6,860,027	7,291,891	6,459,718
Total	$9,056,318	$8,467,840	$8,415,622	$7,555,653

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

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an all-source request for proposal (“ASRFP”), and (viii) recovery of all DSM costs through the DSMAC rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar for the limited purpose of reviewing arguments concerning the GAC. Specifically, rehearing was ordered as to whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. The parties seeking rehearing had 30 days after the denial or granting of a request for rehearing to file a notice of appeal to the Arizona Court of Appeals. No party filed a notice of appeal within the 30-day period. A limited rehearing was scheduled for the purpose of reviewing the GAC. Written testimony from APS and intervenors for the limited rehearing was filed on September 24, 2024, and rebuttal testimony from parties was filed on October 18, 2024. The limited rehearing began on October 28, 2024. APS cannot predict the outcome of these proceedings.

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

Consistent with the 2019 Rate Case decision, APS completed the following payments that are being recovered through rates related to the CCT: (i) $10 million to the Navajo Nation; (ii) $0.5 million to the Navajo County communities; and (iii) $1 million to the Hopi Tribe. Consistent with APS’s commitment to the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

impacted communities, APS has also completed the following payments: (i) $1.5 million to the Navajo Nation for CCT; (ii) $1.1 million to the Navajo County communities for CCT and economic development; and (iii) $1.25 million to the Hopi Tribe for CCT and economic development. The ACC also authorized $1.25 million to be spent for electrification of homes and businesses on each of the Navajo Nation and Hopi reservations. Expenditure of the recoverable funds for electrification of homes and businesses on the Navajo Nation and the Hopi reservations is contingent upon completion of a census of the unelectrified homes and businesses in each that are also within APS service territory. The census work was completed in November 2022 and disbursement of the funds for electrification of homes and businesses is planned to be finalized after discussions with the Navajo Nation and the Hopi Tribe are completed. On February 22, 2024, the ACC voted to not approve any further CCT funding.

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

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. On March 19, 2024, the ACC held a workshop to discuss modifying the state’s rate case test year rules. Utilities, including APS, spoke about alternatives to the current rules that could reduce regulatory lag. On April 19, 2024, a letter was filed to the docket by an ACC commissioner discussing the potential benefits of modifying test year rules, including the potentiality of offering utilities to choose the type of test year that best suits them. The letter also recommended that this issue be discussed at the next possible open meeting. On July 9, 2024, at an open meeting, ACC Commissioners discussed objectives of future regulatory lag workshops and voted to schedule at least one more workshop on this topic later this year. The ACC held an additional workshop on October 3, 2024 to discuss formula rate methodologies and their use in ratemaking. The workshop included presentations from representatives of FERC, customer advocates, other stakeholders, and utilities, including APS. APS cannot predict the outcome of this matter.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Retail Rate Case” above for modifications of adjustment mechanisms in the 2022 Rate Case.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Renewable Energy Standard.  In 2006, the ACC approved the renewable energy standard (“RES”).  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including, for example, solar, wind, biomass, biogas and geothermal technologies.  In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects.  Each year, APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget. In 2015, the ACC revised the RES rules to allow the ACC to consider all available information, including the number of rooftop solar arrays in a utility’s service territory, to determine compliance with the RES.

In June 2021, the ACC adopted a clean energy rules package which would require APS to meet certain clean energy standards and technology procurement mandates, obtain approval for its action plan included in its Integrated Resource Plan (“IRP”), and seek cost recovery in a rate process. Since the adopted clean energy rules differed substantially from the original Recommended Order and Opinion, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider ASRFP requirements and the IRP process. See “Energy Modernization Plan” below for more information.

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

On September 23, 2022, APS filed a community solar proposal in compliance with the ACC order that was informed by a stakeholder working group. APS proposed a small, pilot-scale program size of up to 140 MW that would be selected through a competitive ASRFP. The ACC has not yet ruled on the proposal. However, on November 10, 2022, the ACC approved a bifurcated community solar process, directing ACC Staff to develop a statewide policy through additional stakeholder involvement and establishing a separate evidentiary hearing to define other policy components. On March 23, 2023, the ACC approved a policy statement that included information on how statewide community solar and storage programs should be structured, their location, and inclusion in ASRFPs. The remainder of the community solar program policy components were deferred to the ACC’s Hearing Division so that a formal evidentiary hearing could be held to consider issues of substance related to community solar. On March 5, 2024, the ACC ordered APS to not expand or extend the APS Solar Communities program. Consistent with that decision, the Solar Communities

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

program has been discontinued and APS stopped enrolling new customers. APS will continue work on projects that were in the queue prior to that decision.

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

On November 30, 2022, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million. On May 31, 2023, APS filed an amended 2023 DSM Implementation Plan. The amended plan maintained the originally proposed budget of $88 million. Subsequent to filing the amended 2023 DSM Implementation Plan and prior to the ACC approving it, on November 30, 2023, APS filed its 2024 DSM Implementation Plan. The 2024 DSM Implementation Plan requested a total budget of $91.5 million and incorporated all elements of the amended 2023 DSM Implementation Plan as well as the 2024 TE Implementation Plan. On April 26, 2024, APS filed an amendment to the 2024 DSM Implementation Plan. The amended 2024 DSM Implementation Plan includes an updated budget of $90.9 million to reflect removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, an update on the performance incentive calculation, and the withdrawal of tranches two and three of the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

residential battery pilot. The ACC has not yet ruled on the amended 2024 DSM Implementation Plan. In a letter filed May 31, 2024, APS said it would not file a 2025 DSM Implementation Plan pending ACC review of the amended 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$463,195	$460,561
Deferred fuel and purchased power costs	244,109	486,382
Amounts charged to customers	(340,030)	(420,277)
Balance at end of period	$367,274	$526,666

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Improvement Surcharge. On March 5, 2024, the ACC approved the elimination of the EIS, and the surcharge is no longer in effect. The EIS permitted APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  APS’s February 1, 2023 EIS application requested an increase in the charge to $14.7 million, or $3.3 million over the prior-period charge. On March 10, 2023, APS filed an amended application requesting an EIS charge of $4.0 million, a decrease of $10.7 million from the February EIS request and a decrease of $7.5 million from the prior-period charge. The revised 2023 EIS became effective with the first billing cycle in April 2023; however, with the elimination of the surcharge, it is no longer in effect, and any remaining amounts are being collected through base rates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2024, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $27.4 million for the 12-month period beginning June 1, 2024 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $16.6 million and retail customer rates would have increased by approximately $10.8 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC approved balancing account, the retail revenue requirement increased by $8.8 million, resulting in an increase to residential and commercial rates over 3 MW and a decrease to commercial rates less than or equal to 3 MW. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2024.

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

On June 5, 2024, APS filed a revised LFCR Plan of Administration in accordance with Decision No. 79293. The ACC approved the revised Plan of Administration on October 8, 2024.

On July 31, 2024, APS filed its 2024 annual LFCR adjustment, requesting that effective November 1, 2024, the annual LFCR recovery amount be increased to $49.6 million (an $8 million increase from previous levels). The Commission has not yet ruled on this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Court Resolution Surcharge. The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023 at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $22.5 million of which has been collected as of September 30, 2024, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case. See “2019 Retail Rate Case” above for more information.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2023, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 7.619 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2023. On August 25, 2023, the ACC approved the RCP as filed.

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. A procedural conference was held on November 1, 2023, to discuss the process going forward. As a result of the procedural conference, ACC Staff issued a request for information to investigate the issues related to this matter. A status conference was held on March 20, 2024 to determine if ACC Staff is prepared to present a recommendation on this matter at that time. Stakeholders provided responses to the ACC Staff’s request for information on March 21, 2024. Another status conference took place on May 20, 2024 and ACC Staff issued a request for additional information to investigate the issues related to the matter on May 31, 2024. Stakeholders provided responses to the ACC Staff’s request for additional information on July 1, 2024, and on October 15, 2024, the ACC Staff filed a report finding that the RCP is working as intended and recommending no changes to the RCP at this time. The ACC Staff also recommended that the ACC close the docket without a hearing or further action. The ACC has not yet acted on the ACC Staff’s recommendation, and APS cannot predict the outcome of this matter.

On May 1, 2024, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 6.857 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2024. On August 13, 2024, the ACC approved the RCP as filed.

Energy Modernization Plan

On May 26, 2023, the ACC opened a new docket to review articles within the Arizona Administrative Code related to Resource Planning, the Renewable Energy Standard and Tariff, and Electric Energy Efficiency Standards. On January 9, 2024, the ACC approved a rulemaking process for this matter. During the ACC Open Meeting on February 6, 2024, the ACC approved motions to direct ACC Staff to include recommendations to repeal the current Electric Energy Efficiency and Renewable Energy Standard rules during the rulemaking process. On August 21, 2024, the ACC Staff filed separate reports for each set of rules, including its recommendations to repeal the Electric Energy Efficiency and Renewable Energy Standard rules along with required preliminary economic, small business, and consumer impact statements. APS and other interested parties have filed comments about the ACC Staff reports. APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop triennial 15-year IRPs which describe how the utility plans to serve customer load in the plan time frame. The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged. In February 2022, the ACC acknowledged APS’s 2020 IRP filed on June 26, 2020. The ACC also approved certain amendments to the IRP process, including, setting an energy efficiency savings of 1.3% of retail sales annually (averaged over a three-year period) and a demand-side resource capacity of 35% of 2020 peak demand by January 1, 2030.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023, to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP, and APS filed its response to stakeholder comments on May 31, 2024. On July 31, 2024, the ACC held an IRP workshop where utilities and stakeholders presented on the 2023 IRPs. On October 8, 2024, the ACC acknowledged APS’s 2023 IRP and approved certain amendments to the IRP process, including requirements for APS to demonstrate resource adequacy prior to exiting Four Corners as well as analysis of impacts from western market participation and planned resource requirements in the next IRP. See “Energy Modernization Plan” above for information regarding proposed changes to the IRP filings.

Equity Infusions

On October 27, 2023, APS filed a notice of intent to increase Pinnacle West’s equity in APS in 2024. APS is currently authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. APS sought approval under Arizona Administrative Code provision R14-2-803 to receive from Pinnacle West in 2024 up to $500 million in additional equity infusions above the currently authorized limit of $150 million annually. The ACC approved the increased equity infusion limit for 2024 on January 9, 2024 and subsequently issued the order on January 24, 2024.

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

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. In April 2022, the Arizona Legislature passed, and the Governor signed a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. On August 27, 2024, the ACC administratively closed this docket due to inactivity and obsolescence.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. APS is allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $29.2 million as of September 30, 2024, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of the remaining Cholla units. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including but not limited to legally required site environmental remediation, coal-combustion residual (“CCR”) corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. APS cannot predict the outcome of this matter.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $35.8 million as of September 30, 2024, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $8.6 million as of September 30, 2024. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2024	December 31, 2023
Pension	(a)	$678,036	$696,476
Deferred fuel and purchased power (b) (c)	2025	367,274	463,195
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2054	193,283	189,058
Ocotillo deferral	2034	118,486	128,636
Deferred fuel and purchased power — mark-to-market (Note 7)	2026	99,026	120,214
SCR deferral (e)	2038	84,607	89,477
Retired power plant costs	2033	72,169	83,536
Lease incentives	(g)	63,337	46,615
Income taxes — investment tax credit basis adjustment	2056	34,573	34,230
Deferred compensation	2036	33,923	33,972
Deferred property taxes	2027	26,061	32,488
FERC Transmission true up	2026	21,039	616
Palo Verde VIEs (Note 6)	2046	20,651	20,772
Power supply adjustor - interest	2025	8,952	19,416
Navajo coal reclamation	2026	8,649	10,883
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,467	8,716
Active Union Medical Trust	(f)	7,480	12,747
Loss on reacquired debt	2038	7,003	7,965
Tax expense adjustor mechanism (b)	2031	4,698	5,190
Four Corners cost deferral	2024	1,865	7,922
Other	Various	3,565	3,912
Total regulatory assets (d)		$1,863,144	$2,016,036
Less: current regulatory assets		$517,367	$625,757
Total non-current regulatory assets		$1,345,777	$1,390,279

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
(e)See “Four Corners SCR Cost Recovery” discussion above.
(f)Collected in retail rates.
(g)Amortization periods vary based on specific terms of lease contract.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2024	December 31, 2023
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$888,345	$930,344
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	207,310	214,667
Asset retirement obligations	2057	328,253	392,383
Other postretirement benefits	(c)	193,583	226,726
Removal costs	(d)	87,694	94,368
Income taxes — deferred investment tax credit	2056	65,779	68,521
Four Corners coal reclamation	2038	59,500	55,917
Renewable energy standard (b)	2024	59,344	43,251
Income taxes — change in rates	2053	57,791	60,667
Demand side management (b)	2024	32,705	14,374
Spent nuclear fuel	2027	28,431	33,154
Sundance maintenance	2031	22,312	19,989
TCA Balancing Account	2026	11,514	3,425
Property tax deferral	2027	6,111	10,850
Tax expense adjustor mechanism (b)	2032	4,494	4,835
Other	Various	111	2,317
Total regulatory liabilities		$2,053,277	$2,175,788
Less: current regulatory liabilities		$243,714	$209,923
Total non-current regulatory liabilities		$1,809,563	$1,965,865

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost — benefits earned during the period	$10,910	$9,865	$32,731	$29,595	$2,489	$2,142	$7,466	$6,426
Non-service costs (credits):
Interest cost on benefit obligation	37,161	38,390	111,482	115,170	5,542	5,627	16,627	16,882
Expected return on plan assets	(47,163)	(45,735)	(141,488)	(137,204)	(11,709)	(10,872)	(35,126)	(32,616)
Amortization of:
Prior service credit (a)	—	—	—	—	(9,447)	(9,447)	(28,341)	(28,341)
Net actuarial loss/(gain)	10,479	9,605	31,437	28,815	(2,169)	(2,404)	(6,507)	(7,211)
Net periodic cost/(benefit)	$11,387	$12,125	$34,162	$36,376	$(15,294)	$(14,954)	$(45,881)	$(44,860)
Portion of cost/(benefit) charged to expense	$5,828	$6,828	$17,665	$20,568	$(11,396)	$(10,851)	$(34,217)	$(32,536)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2024, of $4 million and $13 million respectively, and for the three and nine months ended September 30, 2023, of $4 million and $13 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2024	December 31, 2023
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$83,524	$86,426
Equity — Noncontrolling interests	109,489	107,198

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2024	December 31, 2023
Power	GWh	792	1,212
Gas	Billion cubic feet	182	200

Gains and Losses from Energy Derivative Instruments

For the three and nine months ended September 30, 2024 and 2023, APS had no energy derivative instruments in designated accounting hedging relationships.

The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2024	2023	2024	2023
Net Loss Recognized in Income	Fuel and purchased power (a)	$(59,485)	$(32,096)	$(118,179)	$(271,171)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$2,492	$(1,856)	$636	$5	$641
Investments and other assets	—	—	—	—	—
Total assets	2,492	(1,856)	636	5	641

Current liabilities	(72,602)	1,956	(70,646)	(8,971)	(79,617)
Deferred credits and other	(28,915)	—	(28,915)	—	(28,915)
Total liabilities	(101,517)	1,956	(99,561)	(8,971)	(108,532)
Total	$(99,025)	$100	$(98,925)	$(8,966)	$(107,891)

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)Includes cash collateral provided to counterparties of $100 thousand that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $8,971 thousand and cash margin provided to counterparties of $5 thousand.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of September 30, 2024, we have no counterparties with positive exposures of greater than 10% of Pinnacle West’s risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2024
Aggregate fair value of derivative instruments in a net liability position	$101,517
Cash collateral posted	100
Additional collateral in the event credit-risk-related contingent features were fully triggered (a)	81,254
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $221 million if our debt credit ratings were to fall below investment grade.

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

APS has submitted ten claims pursuant to the terms of the August 18, 2014 settlement agreement, for ten separate time periods during July 1, 2011, through October 31, 2023. The DOE has approved and paid $156.6 million for these claims (APS’s share is $45.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 4. On
October 31, 2024, APS filed its eleventh claim pursuant to the terms of the August 18, 2014, settlement agreement in the amount of $18.1 million (APS’s share is $5.3 million).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel and Purchased Power Commitments and Purchase Obligations

As of September 30, 2024, our fuel and purchased power commitments and purchase obligations have increased by $5.5 billion from the information provided in our 2023 Form 10-K. The increase is primarily due to new energy storage PPAs and other purchased power commitments, in addition to three new engineering, procurement, and construction contracts relating to APS-owned capital generation projects. The majority of these changes relate to 2026 and thereafter. The purchased power commitments include certain agreements that qualify as lease agreements. See Note 14.

Other than the items described above, there have been no material changes, as of September 30, 2024, outside the normal course of business in contractual obligations from the information provided in our 2023 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. EPA notified APS that the RI/FS was approved on September 11, 2024. APS’s estimated costs related to this investigation and study is approximately $3 million.  APS anticipates incurring additional

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expenditures in the future, but because the final costs associated with remediation requirements set forth in the RI/FS are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending in the U.S. District Court for Arizona, which concerns $8.3 million in remediation legal expenses. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to APS’s Ocotillo power plant site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing per-and polyfluoroalkyl (“PFAS”) compounds at the Ocotillo power plant site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash (“SIBW”) Superfund site. The SIBW Superfund site includes the APS Ocotillo power plant site. APS filed its response to this information request on April 29, 2022. On January 17, 2023, EPA contacted APS to inform the Company that it would be commencing on-site investigations within the SIBW site, including the Ocotillo power plant, and performing a remedial investigation and feasibility study related to potential PFAS impacts to groundwater over the next two to three years. APS estimates that its costs to oversee and participate in the remedial investigation work will be approximately $1.7 million. At the present time, we are unable to predict the outcome of this matter, and any further expenditures related to necessary remediation, if any, or further investigations cannot be reasonably estimated.

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

BCE Kūpono Solar

BCE and Ameresco jointly owned a special purpose entity that sponsored the Kūpono Solar Project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that supplies energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar Project achieved commercial operations in June 2024. On April 18, 2023, the Kūpono special purpose entity entered into a $140 million non-recourse construction financing agreement. On August 14, 2024, the construction financing converted into long-term financing in the form of a sale-leaseback. In connection with the project financing, Pinnacle West issued performance guarantees relating to the Kūpono Solar Project. Investments in the Kūpono Solar Project were included in the BCE Sale which closed on January 12, 2024, and as a result of the BCE Sale, Pinnacle West holds no equity or ownership interest in the Kūpono Solar Project. As of September 30, 2024, Pinnacle West continues to maintain performance guarantees relating to the Kūpono Solar Project sale-leaseback financing (see additional information below regarding these guarantees). See Note 16 for information relating to the BCE Sale.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2024, standby letters of credit totaled approximately $19 million and surety bonds totaled approximately $20 million; both will expire through 2025. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2024. In connection with the sale of 4C Acquisition, LLC’s 7% interest to Navajo Transitional Energy Corporation (“NTEC”), Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of September 30, 2024, there is approximately $29 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2030.

Pinnacle West has issued various performance guarantees in connection with the Kūpono Solar Project investment financing and is exposed to losses relating to these guarantees upon the occurrence of certain events that we consider to be remote. Subsequent to the BCE Sale, Pinnacle West continues to maintain these guarantees. See Note 16. Pinnacle West has not needed to perform under these guarantees. Maximum obligations are not explicitly stated in the guarantees and cannot be reasonably estimated. Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees. We consider the fair value of these guarantees, including expected credit losses, to be immaterial. The details of the guarantees are as follows:

•Pinnacle West committed to certain performance guarantees tied to the Kūpono Solar Project achieving certain construction and operation milestones. These performance guarantees expired in August 2024. Pinnacle West has no on-going exposure under these construction-related guarantees.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Under the Kūpono Solar Project sale-leaseback financing, Pinnacle West has committed to certain performance guarantees that may apply upon the occurrence of specified events, such as uninsured loss events. Ameresco has agreed to make efforts to refinance the project and eliminate these guarantees prior to 2030.

9.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense
(dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income:
Interest income (a)	$6,368	$9,515	$19,324	$21,946
Gain on sale of BCE (Note 16)	—	6,423	22,988	6,423
Miscellaneous	406	3	922	55
Total other income	$6,774	$15,941	$43,234	$28,424
Other expense:
Non-operating costs	$(1,362)	$(3,322)	$(9,551)	$(9,319)
Investment losses — net	—	(870)	(1,242)	(2,364)
Miscellaneous	(2,651)	(2,780)	(3,787)	(4,233)
Total other expense	$(4,013)	$(6,972)	$(14,580)	$(15,916)

(a)     The 2023 and 2024 Interest income is primarily related to PSA Interest. See Note 4.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income:
Interest income (a)	$4,921	$8,717	$16,319	$19,432
Miscellaneous	(42)	3	6	55
Total other income	$4,879	$8,720	$16,325	$19,487
Other expense:
Non-operating costs	$(2,896)	$(3,053)	$(7,548)	$(8,352)
Miscellaneous	(450)	(580)	(1,586)	(2,033)
Total other expense	$(3,346)	$(3,633)	$(9,134)	$(10,385)

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

As of September 30, 2024, the Equity Forward Sale Agreements have not been settled. At September 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with the issuance of 11,240,601 shares of common stock in exchange for cash of $725 million. We will not receive any proceeds from the Equity Forward Sale Agreements until the settlement with shares occurs, and upon settlement, we will record the proceeds, if any, in equity. The terms of the Equity Forward Sale Agreements also allow Pinnacle West, at our option, to settle the Equity Forward Sale Agreements with the counterparties by delivering cash, in lieu of shares.

We have classified the Equity Forward Sale Agreements as an equity transaction. As a result, no amounts have been recorded on the Condensed Consolidated Balance Sheets relating to the Equity Forward Sale Agreements as of September 30, 2024. Delivery of shares to settle the Equity Forward Sale Agreements will eventually result in dilution to basic earnings per share (“EPS”) upon settlement. Prior to settlement, the potentially issuable shares are reflected in our diluted EPS calculations using the treasury stock method. Under this method, the number of shares of Pinnacle West common stock used in calculating diluted EPS for a reporting period is increased by the number of shares, if any, that would be issued upon settlement less that number of shares that could be purchased by Pinnacle West in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of our stock during the reporting period is higher than the adjusted forward sale price as of the end of the reporting period.

In June 2024, Pinnacle West issued $525 million of 4.75% convertible senior notes that will mature on June 15, 2027. The Convertible Notes conversion options are indexed to Pinnacle West’s common stock. See Note 3.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$394,966	$398,214	$615,633	$501,580

Weighted average common shares outstanding — basic	113,729	113,464	113,682	113,411
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	636	374	484	307
Dilutive shares related to equity forward sale agreements	2,754	—	1,551	—
Total contingently issuable shares	3,390	374	2,035	307

Weighted average common shares outstanding — diluted	117,119	113,838	115,717	113,718
Earnings per weighted-average common share outstanding:
Net income attributable to common shareholders — basic	$3.47	$3.51	$5.42	$4.42
Net income attributable to common shareholders — diluted	$3.37	$3.50	$5.32	$4.41

For the three and nine months ended September 30, 2024, diluted weighted average common shares excludes 460,231 and 808,729 shares, respectively, relating to the Convertible Notes. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Fair Value Tables

The following table presents the fair value at September 30, 2024, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$4,518	$—	$—	$—		$4,518
Risk management activities — derivative instruments:
Commodity contracts	—	2,436	56	(1,851)	(a)	641

Nuclear decommissioning trusts:
Equity securities	16,920	—	—	1,608	(b)	18,528
U.S. commingled equity funds	—	—	—	413,297	(c)	413,297
U.S. Treasury debt	366,093	—	—	—		366,093
Corporate debt	—	217,396	—	—		217,396
Mortgage-backed securities	—	216,113	—	—		216,113
Municipal bonds	—	41,634	—	—		41,634
Other fixed income	—	26,951	—	—		26,951
Subtotal nuclear decommissioning trusts	383,013	502,094	—	414,905		1,300,012

Other special use funds:
Equity securities	53,976	—	—	1,760	(b)	55,736
U.S. Treasury debt	331,763	—	—	—		331,763
Subtotal other special use funds	385,739	—	—	1,760		387,499

Total assets	$773,270	$504,530	$56	$414,814		$1,692,670

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(83,373)	$(18,144)	$(7,015)	(a)	$(108,532)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2023, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$10	$—	$—	$—		$10
Risk management activities — derivative instruments:
Commodity contracts	—	1,881	6,616	(1,689)	(a)	6,808

Nuclear decommissioning trusts:
Equity securities	11,064	—	—	(767)	(b)	10,297
U.S. commingled equity funds	—	—	—	409,616	(c)	409,616
U.S. Treasury debt	319,734	—	—	—		319,734
Corporate debt	—	188,317	—	—		188,317
Mortgage-backed securities	—	208,306	—	—		208,306
Municipal bonds	—	59,323	—	—		59,323
Other fixed income	—	5,653	—	—		5,653
Subtotal nuclear decommissioning trusts	330,798	461,599	—	408,849		1,201,246

Other special use funds:
Equity securities	40,991	—	—	2,196	(b)	43,187
U.S. Treasury debt	319,594	—	—	—		319,594
Subtotal other special use funds	360,585	—	—	2,196		362,781

Total assets	$691,393	$463,480	$6,616	$409,356		$1,570,845

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(127,016)	$(1,695)	$4,823	(a)	$(123,888)

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2024, and December 31, 2023:

	September 30, 2024 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(c)
Electricity:
Forward Contracts (a)	$—	$17,034	Discounted cash flows	Electricity forward price (per MWh)	$116.60	-	$155.13	$136.61
Option Contracts (b)	—	928	Option model	Electricity price volatilities	294%	-	377%	336%
				Natural gas price volatilities	101%	-	131%	118%
Natural Gas:
Forward Contracts (a)	56	182	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.06)	-	$0.11	$0.01
Total	$56	$18,144

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2024	2023	2024	2023
Balance at beginning of period	$(21,640)	$(1,279)	$4,921	$(4,888)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(25,576)	(9,999)	(58,984)	(67,285)
Settlements	29,128	18,103	39,076	68,681
Transfers into Level 3 from Level 2	—	—	(4,565)	(1,289)
Transfers from Level 3 into Level 2	—	—	1,464	11,606
Balance at end of period	$(18,088)	$6,825	$(18,088)	$6,825
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2024
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$430,217	$53,976	$484,193		$353,327	$—
Available for sale-fixed income securities	868,187	331,763	1,199,950	(a)	28,894	(22,091)
Other	1,608	1,760	3,368	(b)	472	—
Total	$1,300,012	$387,499	$1,687,511		$382,693	$(22,091)

(a)As of September 30, 2024, the amortized cost basis of these available-for-sale investments is $1,193,419 thousand.
(b)Represents net pending securities sales and purchases.

	December 31, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$420,680	$40,991	$461,671		$336,555	$—
Available for sale-fixed income securities	781,333	319,594	1,100,927	(a)	21,518	(40,868)
Other	(767)	2,196	1,429	(b)	39	—
Total	$1,201,246	$362,781	$1,564,027		$358,112	$(40,868)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS’s realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2024
Realized gains	$3,825	$—	$3,825
Realized losses	$(4,162)	$—	$(4,162)
Proceeds from the sale of securities (a)	$293,758	$74,238	$367,996
2023
Realized gains	$34,897	$—	$34,897
Realized losses	$(11,568)	$(547)	$(12,115)
Proceeds from the sale of securities (a)	$487,324	$90,816	$578,140

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2024
Realized gains	$67,260	$80	$67,340
Realized losses	$(10,683)	$—	$(10,683)
Proceeds from the sale of securities (a)	$942,211	$198,160	$1,140,371
2023
Realized gains	$71,338	$—	$71,338
Realized losses	$(28,454)	$(547)	$(29,001)
Proceeds from the sale of securities (a)	$922,270	$223,398	$1,145,668

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at September 30, 2024, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$30,015	$62,874	$76,554	$169,443
1 year – 5 years	269,541	48,840	143,495	461,876
5 years – 10 years	197,500	—	—	197,500
Greater than 10 years	371,131	—	—	371,131
Total	$868,187	$111,714	$220,049	$1,199,950

13.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended September 30
Balance June 30, 2024	$(34,505)		$1,211	$(33,294)
OCI (loss) before reclassifications	—		(33)	(33)
Amounts reclassified from accumulated other comprehensive loss	513	(a)	—	513
Balance September 30, 2024	$(33,992)		$1,178	$(32,814)

Balance June 30, 2023	$(32,318)		$727	$(31,591)
OCI (loss) before reclassifications	—		659	659
Amounts reclassified from accumulated other comprehensive loss	498	(a)	—	498
Balance September 30, 2023	$(31,820)		$1,386	$(30,434)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Nine Months Ended September 30
Balance December 31, 2023	$(34,754)		$1,610	$(33,144)
OCI (loss) before reclassifications	(779)		(432)	(1,211)
Amounts reclassified from accumulated other comprehensive loss	1,541	(a)	—	1,541
Balance September 30, 2024	$(33,992)		$1,178	$(32,814)

Balance December 31, 2022	$(32,332)		$897	$(31,435)
OCI (loss) before reclassifications	(982)		489	(493)
Amounts reclassified from accumulated other comprehensive loss	1,494	(a)	—	1,494
Balance September 30, 2023	$(31,820)		$1,386	$(30,434)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

The following tables show the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended September 30
Balance June 30, 2024	$(17,036)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	450	(a)
Balance September 30, 2024	$(16,586)

Balance June 30, 2023	$(15,547)
OCI (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	444	(a)
Balance September 30, 2023	$(15,103)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 5.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits
Nine Months Ended September 30
Balance December 31, 2023	$(17,219)
OCI (loss) before reclassifications	(718)
Amounts reclassified from accumulated other comprehensive loss	1,351	(a)
Balance September 30, 2024	$(16,586)

Balance December 31, 2022	$(15,596)
OCI (loss) before reclassifications	(839)
Amounts reclassified from accumulated other comprehensive loss	1,332	(a)
Balance September 30, 2023	$(15,103)

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

APS has executed various energy storage purchased power lease agreements that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. These leases are accounted for as operating leases, with lease terms that commenced between September 2023 and August 2024.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Lease Cost - Purchased Power & Energy Storage Lease Contracts	$89,410	$81,456	$129,738	$117,111
Operating Lease Cost - Land, Property, and Other Equipment	5,110	4,820	14,908	14,394
Total Operating Lease Cost	94,520	86,276	144,646	131,505
Variable Lease Cost (a)	51,835	48,572	121,182	113,296
Short-term Lease Cost	10,604	9,114	19,849	17,918
Total Lease Cost	$156,959	$143,962	$285,677	$262,719

(a)     Primarily relates to purchased power lease contracts.

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to purchased power and energy storage lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 4. The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES. Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable purchased power lease contracts. Payments under most renewable purchased power lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements, we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheets.

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	September 30, 2024
Year	Purchased Power & Energy Storage Lease Contracts	Land, Property & Equipment Leases	Total
2024 (remaining three months of 2024)	$38,470	$4,268	$42,738
2025	158,362	15,144	173,506
2026	172,087	12,829	184,916
2027	198,007	10,280	208,287
2028	201,804	7,718	209,522
2029	205,741	5,647	211,388
Thereafter	1,140,971	61,381	1,202,352
Total lease commitments	2,115,442	117,267	2,232,709
Less imputed interest	555,212	41,359	596,571
Total lease liabilities	$1,560,230	$75,908	$1,636,138

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize lease assets and liabilities upon lease commencement. At September 30, 2024, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $9.1 billion over the terms of the agreements. These arrangements primarily relate to energy storage assets. We expect lease commencement dates ranging from March 2025 through May 2027, with lease terms expiring through May 2046. The lease commencement dates for certain arrangements have experienced delays. APS is working with the lessors to determine the expected commencement dates of these arrangements which may commence prior to March 2025, subject to the lessor achieving certain operational provisions. As a result of these delays and other events, APS has received cash proceeds from certain lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Condensed Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 4.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$101,213		$89,304
Right-of-use operating lease assets obtained in exchange for operating lease liabilities:	384,593	(a)	599,281	(b)

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	12 years	10 years
Weighted average discount rate (c)	4.90%	4.53%

(a)    Primarily relates to the three new energy storage operating lease agreements that commenced in 2024.
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

15.     Asset Retirement Obligations

During the nine months ended September 30, 2024, the Company revised its cost estimates for existing Asset Retirement Obligations (“ARO”) for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $63 million, primarily due to cost estimates associated with the CCR Rule.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Four Corners coal-fired power plant, which resulted in an increase of approximately $82 million, primarily due to cost estimates associated with the CCR Rule.
•Navajo, a decommissioned coal-fired power plant, which resulted in an increase of approximately $8 million.
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

The following table shows the change in our asset retirement obligations for the nine months ended
September 30, 2024 (dollars in thousands):

2024
Asset retirement obligations at January 1, 2024	$966,001
Changes attributable to:
Accretion expense	40,349
Settlements	(9,055)
Estimated cash flow revisions	154,113
Asset retirement obligations at September 30, 2024	$1,151,408

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•The first stage of the BCE Sale was completed on August 4, 2023. In the first stage, the net assets transferred to Ameresco totaled $44 million, which included a $36 million construction term loan. The assets and liabilities transferred in the first stage related to the BCE Los Alamitos project and were previously primarily classified as construction work in progress and current maturities of long-term debt, respectively. A gain of $6 million was recognized on our Consolidated Statements of Income for the year ended December 31, 2023 relating to the first stage of the BCE Sale.

•The final stage of the BCE Sale was completed on January 12, 2024. In the final stage, the net assets transferred to Ameresco totaled $35 million. The assets transferred in the final stage related primarily to equity method investments in the Kūpono Solar Project and other development stage projects. These assets were previously classified as assets held for sale on our December 31, 2023 Consolidated Balance Sheets. Our Condensed Consolidated Statements of Income for the nine months ended September 30, 2024 include a $23 million gain relating to the final stage of the BCE Sale.

As of January 12, 2024, all stages of the BCE Sale have been completed. As partial consideration for the BCE Sale, Pinnacle West received a $46 million interest-bearing promissory note from Ameresco. The note required Ameresco to make cash payments to Pinnacle West throughout 2024. Our September 30, 2024 Condensed Consolidated Balance Sheets include $21 million of a note receivable and a $1 million estimated credit reserve. Pinnacle West received payment in full of the note receivable in the fourth quarter of 2024.

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

As a part of the Inflation Reduction Act of 2022 (“IRA”), a new PTC for nuclear energy produced by existing nuclear energy plants was enacted, available from 2024 through 2032. The Nuclear PTC can be increased by five times if certain IRS prevailing wages rules are met. The Company continues to await guidance from the U.S. Treasury Department related to the definition of “gross receipts” from nuclear sales for purposes of the credit phase-out applicable to the nuclear PTC. Without such guidance, the Company is unable to make a reasonable estimate of the potential benefit the nuclear PTC may provide. As a result, no income tax benefits have been recorded related to the nuclear PTC as of September 30, 2024.

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

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to APS’s clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; (iii) introduction of technology neutral clean energy ITCs and PTCs beginning in 2025; and (iv) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury Department have issued preliminary guidance related to various provisions of the IRA that have enabled APS to claim credits related to its solar and energy storage investments. The Company continues to await regulations and other guidance, including with respect to the nuclear PTC, which will provide additional details and clarifications regarding how the Company may be able to claim IRA tax credits. See Note 17 for more information.

Strategic Overview

Our strategy is to create a sustainable energy future for Arizona that delivers shareholder value and shared value by serving our customers with reliable, affordable, and clean energy.

Customer-Focused

Recognizing that creating customer value is inextricably linked to increasing shareholder value, APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience. In furtherance of a customer-centric culture, APS employees have delivered an enhanced customer experience in recent years through a number of past and ongoing initiatives, such as improving the ease-of-use of APS’s automated phone system, improving the speed of answering customer calls, advancing phone advisor soft skill development through updated training curriculum, and adding 1,100-plus in-person payment locations, as well as introducing new customer payment channels. APS also implemented numerous enhancements to its website, including improving page-loading speeds, adding user-friendly dashboards, and making content more simple, relevant, and useful. APS enhanced other customer touchpoints, such as communications throughout outages and the online outage center in addition to continuing to communicate with customers in their preferred channels about topics that matter most to them, such as reliability, energy-efficiency, financial assistance, the environment, and programs that enable them to design their own personalized energy experience. To further improve customer communications, APS expanded the use of email and text alerts, notifications, and communications to customers related to outages and their account and service status. Finally, APS continues to focus on employee learning, training, tools, and resources to ensure all employees understand their role in APS customers’ experiences.

Additionally, APS has implemented a variety of financial assistance programs to support customers struggling to pay their energy bills. Among these assistance programs are discounts for qualified limited-income customers, including a new tier with larger discounts for APS’s lowest income customers added in the second quarter of 2024 and other non-income-based assistance programs, such as flexible payment arrangements and emergency utility bill assistance. To ensure our most vulnerable customers are connected to these programs, we train and partner with more than one hundred community action agencies across our service territory.

Reliable

While our energy mix evolves, APS’s commitment to deliver reliable service to our customers remains. APS is managing through significant growth in the Phoenix metropolitan area while experiencing supply chain issues similar to those experienced in other industries.

Planned investments will support operating and maintaining the grid, updating technology, accommodating customer growth, and enabling more renewable energy resources. To prioritize reliability and meet substantial growth in customer energy needs, APS has developed a future-focused, strategic transmission plan (the “Ten-Year Transmission Plan”). The Ten-Year Transmission Plan includes five critical transmission projects that comprise the APS strategic transmission portfolio, which represent a significant upgrade to our transmission system. These five projects, along with other projects included in the Ten-Year Transmission Plan, will support growing energy needs, strengthen reliability, and allow for the connection of new resources.

Our advanced distribution management system allows operators to locate outages and control line devices remotely and helps them coordinate more closely with field crews to safely maintain an increasingly dynamic grid. The system will also integrate a new meter data management system that will increase grid visibility and give customers access to more of their energy usage data.

Wildfire safety remains a critical focus for APS and other utilities. We have increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. We also increased spend on mitigating the risk associated with trees that could cause hazards, resulting in more of these trees being removed before they could cause outages or wildfires. These programs contribute to customer reliability, responsible forest management and safe communities. With recent wildfire events in Hawaii and across North America, we have been devoting and will continue to devote substantial efforts to analyzing and developing enhancements to our systems and processes to mitigate fire risk within our service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities. APS completed implementation of best-in-class fire modelling software that we are utilizing to more surgically identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. APS also has implemented a public safety power shutoff (“PSPS”) program that began in the 2024 fire season, leveraging the additional real-time analysis provided by the new modelling software, and has educated and is continuing education outreach to customers and communities that may potentially be impacted by the PSPS program. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

For example, on August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter. See Note 4 for more information.

Additionally, APS was selected by the U.S. Department of Energy’s Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program and is contingent on APS negotiating and executing final grant agreements with GDO.

Maintaining reliability and affordability for customers during the clean energy transition is fundamental to APS’s strategy. Serving in an essential back-up role, dispatchable natural gas generators provide energy during times when solar and wind resource output is insufficient to meet customer demand. In addition to the previously added natural gas units at the modernized Ocotillo Power Plant in 2019 and efficiency improvements to gas units at the Redhawk, Sundance, and West Phoenix Power Plants in 2024, APS has contracted for two simple cycle combustion turbines (approximately 90 MW in total) at the Sundance Power Plant, which are expected to be in service in 2026, and eight simple cycle combustion turbines (approximately 397 MW in total) at the Redhawk Power Plant, which are expected to be in service in 2028. APS continues to evaluate and pursue options for reliably serving growing customer energy needs and demand.

In October 2021, APS announced plans to evaluate regional market solutions as part of the Western Markets Exploratory Group (“WMEG”). As a member of WMEG, APS explored the potential for a staged approach to new market services, including day-ahead energy sales, transmission system expansion, and other power supply and grid solutions consistent with existing regulations and known and expected market design. APS utilizes the work done by WMEG to help identify market solutions that can help achieve carbon reduction goals while supporting reliable, affordable service for customers. APS anticipates a day ahead market selection in the fourth quarter of 2024.

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

APS’s key elements to delivering reliable power include resource planning, sufficient reserve margins, partnering with customers to manage peak demand, fire mitigation, and operational preparedness, among others. Seasonal readiness procedures at APS include inspections to ensure good material conditions and critical control system surveys. APS also plans for the unexpected by conducting emergency operations drills and coordinating with federal, state, and local agencies on fire and emergency management.

Affordable

APS continues to focus on mitigating the cost pressures related to the current inflationary environment. Overall inflation grew by 2.3% in Phoenix and 2.5% nationally over the twelve months ended August 2024. Although inflationary impacts to APS have begun to slow in 2024, APS is still managing the previously high inflationary market.

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

There are also external opportunities under APS’s customer affordability initiative, such as APS’s participation in the Western Energy Imbalance Market (“WEIM”). WEIM continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in WEIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool that was filed with the U.S. Federal Energy Regulatory Commission (“FERC”) on March 29, 2024. The Markets+ Tariff is currently pending approval at FERC with an expected order in November 2024. APS also participated in the design and drafting of the tariff for the CAISO’s Extended Day-Ahead Market, which was approved by FERC in December 2023. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and is transitioning to full binding participation as early as summer 2027. These regional efforts are driven by three objectives of reducing customer cost, improving reliability, and incorporating more clean energy on APS’s system.

In terms of generation affordability, every three years, APS performs a comprehensive study, called an Integrated Resource Plan (“IRP”), to identify what resources will be necessary to safely and reliably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, new resource technology availability, and weather impact the amount and type of resources required to reliably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy generating resources to reliably serve customers’ future energy needs in the most affordable and sustainable manner possible. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through an all-source request for proposal (“ASRFP”) process, with the most recent ASRFPs being issued in 2022 and 2023. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources. Through the ASRFP process, APS has found that clean resources like wind, solar, and energy storage technology, are important elements of a least cost portfolio. During the clean energy transition, dispatchable resources will play a vital role in maintaining grid reliability by serving as a back-up to intermittent energy resources when output is insufficient to meet customer needs. Over the long term, each resource in a balanced and diverse portfolio is expected to provide complementary value and contribute to sustained delivery of reliable electric service.

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
•A 2030 target to achieve a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A plan to exit from coal-fired generation by 2031.

APS’s ability to successfully execute its clean energy commitment depends upon a number of important external factors, including a supportive regulatory environment, sales and customer growth, development of clean energy technologies, and continued access to capital markets, among others.

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

Renewables. APS’s IRP identifies a diverse mix of resources adequate to maintain grid reliability while serving increasing future customer energy needs. Our IRP shows that renewable and clean resources are an important part of a reliable, cost effective portfolio. APS seeks market-based pricing of procured resources through regular solicitation of project bids using its competitive ASRFP process.

APS has a diverse portfolio of existing and planned resources, including solar, wind, energy storage, nuclear, geothermal, biomass and biogas, that supports our commitment to clean energy. This commitment is already strengthened by Palo Verde, one of the nation’s largest carbon-free, clean energy resources, which provides the foundation for reliable and affordable service for APS customers. APS’s longer-term clean energy strategy includes pursuing the right mix of purchased power contracts for new resources, procurement of new resources to be owned by APS, and the ongoing development of distributed energy resources. Maintaining a balanced and diverse portfolio of resources will ensure continued reliable service to our customers in the most affordable manner possible.

APS uses competitive ASRFPs to pursue market-priced resources that meet its system needs and offer the best value for customers. APS selects projects based on cost, ability to meet system requirements and commercial viability, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Guided by IRP-established timelines and quantities, APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the ASRFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection to the electric grid.

On June 30, 2023, APS issued an ASRFP (the “2023 ASRFP”) seeking approximately 1,000 MW of reliable capacity, including at least 700 MW of renewable resources with a focus on in-service dates between 2026 and 2028. Bids from the 2023 ASRFP were received on September 6, 2023, and APS is negotiating on multiple projects and executed agreements on multiple others. These projects include the following facilities that APS will own and operate: a 168 MW solar facility, a 150 MW battery facility, 90 MW of natural gas at the Sundance Power Plant, and 397 MW of natural gas at the Redhawk Power Plant. In addition to the APS-owned projects, APS has also contracted for 500 MW of wind resources, 2,150 MW of solar plus storage resources, 1,100 MW of stand-alone battery resources, 150 MW of solar resources, and 30 MW via an existing natural gas toll uprate.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation, planned or under development as of the date of this report. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	416	168
Purchased Power Agreements Renewables:
Solar	585	3,321
Wind	853	500
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	1,465	3,821
Total Distributed Energy: Solar (a)	1,702	66	(b)
Total Renewable Portfolio	3,583	4,055

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

The following table summarizes the resources in APS’s energy storage portfolio that are in operation, planned or under development as of the date of this report. Agreements for the development and completion of future resources are subject to various conditions.

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned: Energy Storage	201	(a)	150
Purchase Power Agreements - Energy Storage	405		5,087
Customer-Sited Energy Storage	39		44
Total Energy Storage Portfolio	645		5,281

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

Developing Clean Energy Technologies

Electric Vehicles

As a part of the statewide transportation electrification plan (“TE Plan”) adopted in 2021, the ACC approved a target of 450,000 light-duty electric vehicles (“EVs”) in its service territory by 2030. APS’s Take Charge AZ (“TCAZ”) program has helped to deploy Level 2 EV charging stations on customer properties for fleet, public, and workplace EV charging. As of September 30, 2024, APS energized 825 Level 2 charging ports at 196 customer locations. Additionally, APS has energized direct current fast charging (“DCFC”) stations that are owned and operated by APS at five locations in Arizona: Sedona, Prescott, Globe, Show Low, and Payson. Effective December 12, 2023, the TCAZ program was discontinued by the ACC. As part of that decision, APS was permitted to complete certain projects that were in process as of December 12, 2023.

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

APS filed its 2024 DSM Implementation Plan on November 30, 2023. The 2024 DSM Implementation Plan includes APS’s 2024 TE Plan and, among other things, proposes two new programs: an expanded residential EV Managed Charging program and a Commercial EV Make-Ready Program. On April 26, 2024, APS filed an amended 2024 DSM Implementation Plan. The amended 2024 DSM Implementation Plan includes an updated budget of $90.9 million to reflect removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, an update on the performance incentive calculation, and the withdrawal of tranches two and three of the residential battery pilot. The amended 2024 DSM Plan is still pending ACC review and approval. APS will not file a 2025 DSM Implementation Plan, pending ACC review of the amended 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding. See Note 4 for more information.

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

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an ASRFP, and (viii) recovery of all DSM costs through the DSMAC rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar for the limited purpose of reviewing arguments concerning the GAC. Specifically, rehearing was ordered as to whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. The parties seeking rehearing had 30 days after the denial or granting of a request for rehearing to file a notice of appeal to the Arizona Court of Appeals. No party filed a notice of appeal within the 30-day period. A limited rehearing was scheduled for the purpose of reviewing the GAC. Written testimony from APS and intervenors for the limited rehearing was filed on September 24, 2024, and rebuttal testimony from parties was filed on October 18, 2024. The limited rehearing began on October 28, 2024. APS cannot predict the outcome of these proceedings.

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

After the 2019 Rate Case decision, APS filed an application for rehearing of the 2019 Rate Case and later filed a Notice of Direct Appeal by APS at the Arizona Court of Appeals, requesting review of certain matters from the 2019 Rate Case decision. The Arizona Court of Appeals affirmed in part and reversed in part the ACC’s decision in the 2019 Rate Case, remanding the issue to the ACC for further proceedings. On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of $215.5 million in costs related to the installation of the Four Corners selective catalytic reduction (“SCR”) project, a reversal of the 20-basis point reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case decision, and recovery of $59.6 million in revenue lost by APS between December 2021 and June 20, 2023. The joint resolution provides for a new Court Resolution Surcharge (“CRS”) mechanism, which is designed to recover the $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the CRS mechanism, which became effective on July 1, 2023. As of September 30, 2024, $22.5 million of the $59.6 million of lost revenue has been recovered. Finally, the CRS tariff has been updated to account for changes to return on equity and depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case. See Note 4 for more information regarding the 2019 Rate Case and Four Corners SCR cost recovery.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments from utilities and interested parties on ways to reduce regulatory lag, including alternative ratemaking structures such as future test years and hybrid test years. APS filed comments on June 1, 2023. On March 19, 2024, the ACC held a workshop to discuss modifying the state’s rate case test year rules. Utilities, including APS, spoke about alternatives to the current rules that could reduce regulatory lag. On April 19, 2024, a letter was filed to the docket by an ACC commissioner discussing the potential benefits of modifying test year rules, including the potentiality of offering utilities to choose the type of test year that best suits them. The letter also recommended that this issue be discussed at the next possible open meeting. On July 9, 2024 at an open meeting, ACC Commissioners discussed objectives of future regulatory lag workshops and voted to schedule at least one more workshop on this topic later this year. The ACC held an additional workshop on October 3, 2024 to discuss formula rate methodologies and their use in ratemaking. The workshop included presentations from representatives of FERC, customer advocates, other stakeholders, and utilities, including APS. APS cannot predict the outcome of this matter.

Cholla

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of the remaining Cholla units. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including but not limited to legally required site environmental remediation, coal-combustion residual (“CCR”) corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. APS cannot predict the outcome of this matter.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter.

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

PNW Power’s investments also include minority ownership positions in two wind farms operated by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, the 242 MW Clear Creek and the 250 MW Nobles 2 wind farms. Clear Creek achieved commercial operation in May 2020; however, in the fourth quarter of 2022, PNW Power’s equity method investment was fully impaired. Nobles 2 achieved commercial operation in December 2020. Both wind farms deliver power under long-term power purchase agreements (“PPAs”). PNW Power indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

El Dorado Investment Company (“El Dorado”). El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures. In particular, El Dorado has committed to the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $18.3 million has been funded as of September 30, 2024. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which approximately $10.9 million has been funded as of September 30, 2024. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $0.8 million has been funded as of September 30, 2024. Westly Seed Fund is focused on supporting entrepreneurs who are revolutionizing the energy, mobility, building, and industrial sectors.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the nine-month period ended September 30, 2024, compared with the prior-year period. For the three-year period ended 2023, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2024 and 2025 and that average annual growth will be in the range of 1.5% to 2.5% through 2027 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 5.7% for the nine-month period ended September 30, 2024, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center and large manufacturing customers.

For the three-year period ended 2023, annual retail electricity sales growth averaged 2.6%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 4.0% to 6.0% for 2024 and 2025 and that average annual growth will be in the range of 4.0% to 6.0% through 2027, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to 2024 and 2025 growth in the range of 3.0% to 5.0% and to average annual growth in the range of 3.0% to 5.0% through 2027.

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

Operating Results — Three-month period ended September 30, 2024, compared with three-month period ended September 30, 2023.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2024 was $395 million, compared with consolidated net income attributable to common shareholders of $398 million for the prior-year period.  The results reflect a decrease of approximately $3 million, primarily as a result of higher operations and maintenance expense, depreciation and amortization expense mostly due to increased plant and intangible assets, higher interest charges, higher income taxes and the timing of recognition for permanent items, partially offset by higher tax credits. These negative factors were partially offset by the favorable impacts of new customer rates and the effects of weather.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	2024	2023	Net Change	2024	2023	Net Change
	(dollars in millions)
Operating revenues	$1,769	$1,638	$131	$1,769	$1,638	$131
Fuel and purchased power expense	(631)	(615)	(16)	(631)	(615)	(16)
Operating revenues less fuel and purchased power expenses	1,138	1,023	115	1,138	1,023	115
Operations and maintenance	(308)	(250)	(58)	(306)	(247)	(59)
Depreciation and amortization	(229)	(203)	(26)	(229)	(203)	(26)
Taxes other than income taxes	(53)	(53)	—	(53)	(53)	—
Pension and other postretirement non-service credits, net	12	10	2	12	10	2
Allowance for equity funds used during construction	10	12	(2)	10	12	(2)
Other income and expenses, net	1	8	(7)	—	5	(5)
Interest charges, net of allowance for borrowed funds used during construction	(98)	(88)	(10)	(79)	(75)	(4)
Income taxes	(74)	(57)	(17)	(81)	(66)	(15)
Less income related to noncontrolling interests	(4)	(4)	—	(4)	(4)	—
Net Income Attributable to Common Shareholders	$395	$398	$(3)	$408	$402	$6

The following relates to Pinnacle West’s consolidated results for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

Operating revenues less fuel and purchased power expenses. Operating revenues less fuel and purchased power expenses were $115 million higher for the three months ended September 30, 2024, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 4)	$99	$—	$99
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	18	18	—
Effects of weather	17	5	12
LFCR revenue (Note 4)	9	—	9
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	6	1	5
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(12)	(7)	(5)
CRS revenue (Note 4)	(5)	—	(5)
Miscellaneous items, net	(1)	(1)	—
Total	$131	$16	$115

Operations and maintenance. Operations and maintenance expenses increased $58 million for the three months ended September 30, 2024, compared with the prior-year period, primarily due to:

•an increase of $15 million related to transmission, distribution, and customer service costs;

•an increase of $15 million related to employee benefit costs;

•an increase of $8 million related to corporate resource costs;

•an increase of $8 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•an increase of $4 million related to non-nuclear generation costs, primarily due to higher operating costs;

•an increase of $4 million related to information technology costs;

•an increase of $2 million related to nuclear generation costs; and

•an increase of $2 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $26 million higher for the three months ended September 30, 2024, compared to the prior-year period, primarily due to increased plant in service and intangible assets.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $12 million higher for the three months ended September 30, 2024, compared to the prior-year period, primarily due to higher debt balances and higher interest rates in the current period.

Other income and expenses, net. Other income and expenses, net were $7 million lower for the three months ended September 30, 2024, compared to the prior-year period, primarily due to the gain on the sale of BCE (see Note 16) and lower PSA interest income. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE.

Income taxes.  Income taxes were $17 million higher for the three months ended September 30, 2024, compared with the prior-year period, primarily due to higher pre-tax income, lower tax benefits from AFUDC and the timing of recognition for permanent items, partially offset by higher tax credits.

Operating Results — Nine-month period ended September 30, 2024, compared with nine-month period ended September 30, 2023.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2024 was $616 million, compared with consolidated net income attributable to common shareholders of $502 million for the prior-year period.  The results reflect an increase of approximately $114 million, primarily as a result of the impacts of new customer rates, increased customer usage and growth, the effects of weather, higher CRS revenue and LFCR revenue, and higher other income mainly due to the gain on the sale of BCE. See Note 16. These positive factors were partially offset by higher depreciation and amortization expense mostly due to increased plant and intangible assets, higher operations and maintenance expense, higher interest charges, net of AFUDC, higher income taxes, and the timing of recognition for permanent items, partially offset by higher tax credits, and lower transmission revenues.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	2024	2023	Net Change	2024	2023	Net Change
	(dollars in millions)
Operating revenues	$4,030	$3,704	$326	$4,030	$3,704	$326
Fuel and purchased power expense	(1,426)	(1,417)	(9)	(1,426)	(1,417)	(9)
Operating revenues less fuel and purchased power expenses	2,604	2,287	317	2,604	2,287	317
Operations and maintenance	(838)	(777)	(61)	(832)	(766)	(66)
Depreciation and amortization	(665)	(590)	(75)	(665)	(590)	(75)
Taxes other than income taxes	(171)	(168)	(3)	(171)	(168)	(3)
Pension and other postretirement non-service credits, net	37	31	6	37	31	6
Allowance for equity funds used during construction	29	40	(11)	29	40	(11)
Other income and expenses, net	27	11	16	5	8	(3)
Interest charges, net of allowance for borrowed funds used during construction	(283)	(245)	(38)	(235)	(209)	(26)
Income taxes	(111)	(74)	(37)	(124)	(89)	(35)
Less income related to noncontrolling interests	(13)	(13)	—	(13)	(13)	—
Net Income Attributable to Common Shareholders	$616	$502	$114	$635	$531	$104

The following relates to Pinnacle West’s consolidated results for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

Operating revenues less fuel and purchased power expenses. Operating revenues less fuel and purchased power expenses were $317 million higher for the nine months ended September 30, 2024, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 4)	$190	$—	$190
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	94	43	51
Effects of weather	68	21	47
CRS revenue (Note 4)	18	—	18
LFCR revenue (Note 4)	13	—	13
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	15	3	12
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(62)	(57)	(5)
Lower transmission revenues (Note 4)	(12)	—	(12)
Miscellaneous items, net	2	(1)	3
Total	$326	$9	$317

Operations and maintenance. Operations and maintenance expenses increased $61 million for the nine months ended September 30, 2024, compared with the prior-year period, primarily due to:

•an increase of $17 million related to transmission, distribution, and customer service costs;

•an increase of $17 million related to employee benefit costs;

•an increase of $12 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•an increase of $10 million related to information technology costs;

•an increase of $4 million related to corporate resource costs; and

•an increase of $1 million related to non-nuclear generation costs, primarily due to planned outage costs.

Depreciation and amortization. Depreciation and amortization expenses were $75 million higher for the nine months ended September 30, 2024, compared to the prior-year period, primarily due to increased plant in service and intangible assets.

Other income and expenses, net. Other income and expenses, net were $16 million higher for the nine months ended September 30, 2024, compared to the prior-year period, primarily due to the gain on the sale of BCE (see Note 16) partially offset by lower PSA interest income. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $49 million higher for the nine months ended September 30, 2024, compared to the prior-year period, primarily due to higher debt balances and higher interest rates in the current period, higher allowance for borrowed funds and lower allowance for equity funds.

Income taxes.  Income taxes were $37 million higher for the nine months ended September 30, 2024, compared with the prior-year period, primarily due to higher pre-tax income, lower tax benefits from AFUDC and the timing of recognition for permanent items, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2024, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $8.1 billion and total capitalization was approximately $15.8 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.3 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2029. See Note 3.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2024	2023	Change
Net cash flow provided by operating activities	$1,170	$834	$336
Net cash flow used for investing activities	(1,469)	(1,236)	(233)
Net cash flow provided by financing activities	343	412	(69)
Net change in cash and cash equivalents	$44	$10	$34

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2024	2023	Change
Net cash flow provided by operating activities	$1,170	$890	$280
Net cash flow used for investing activities	(1,529)	(1,227)	(302)
Net cash flow provided by financing activities	403	347	56
Net change in cash and cash equivalents	$44	$10	$34

Operating Cash Flows

Nine-month period ended September 30, 2024, compared with nine-month period ended September 30, 2023.  Pinnacle West’s consolidated net cash provided by operating activities was $1,170 million in 2024, compared to $834 million in 2023, an increase of $336 million in net cash provided, primarily due to $205 million lower fuel and purchased power costs, $161 million higher cash receipts from electric revenues, $46 million lower payments for operations and maintenance costs, $11 million change in net collateral, $8 million lower other taxes and $37 million other changes in working capital, partially offset by $49 million higher income taxes paid, $43 million higher interest payments and $40 million lower customer advances for construction.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was 110% funded as of January 1, 2024 and 112% as of January 1, 2023. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made any voluntary contributions to our pension plan year-to-date in 2024. The minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2024, 2025 or 2026. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2024 and do not expect to make any contributions in 2024, 2025 or 2026. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 102% funded as of December 31, 2023, and our postretirement benefit plans were 162% funded, as measured for GAAP purposes at December 31, 2023. See Note 5 for additional details.

Investing Cash Flows

Nine-month period ended September 30, 2024, compared with nine-month period ended September 30, 2023.  Pinnacle West’s consolidated net cash used for investing activities was $1,469 million in 2024, compared to $1,236 million in 2023, an increase of $233 million, primarily related to increased capital expenditures, partially offset by proceeds from the BCE Sale and lower BCE investment activity. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale. See Note 16 for additional details.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next four years:
Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2024	2025	2026	2027
APS
Generation:
Clean:
Nuclear Generation	$130	$150	$165	$185
Renewables and Energy Storage Systems (“ESS”) (a)	165	335	165	430
Other Generation	495	420	540	335
Distribution	620	665	670	675
Transmission	320	450	675	750
Other (b)	320	380	335	275
Total APS	$2,050	$2,400	$2,550	$2,650

(a)Energy storage, renewable projects, and other clean energy projects, including the APS Solar Communities Program.
(b)Primarily information systems and facilities projects.

The table above does not include capital expenditures related to PNW Power projects.

Generation capital expenditures are comprised of various additions and improvements to APS’s clean resources, including nuclear plants, renewables and ESS, as well as additions and improvements to existing fossil plants. We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

     Nine-month period ended September 30, 2024, compared with nine-month period ended September 30, 2023.  Pinnacle West’s consolidated net cash provided by financing activities was $343 million in 2024, compared to $412 million in 2023, a decrease of $69 million in net cash provided, primarily due to $642 million higher long-term debt repayments and a net decrease in short-term debt borrowings of $42 million, partially offset by $624 million in higher issuances of long-term debt.

APS’s consolidated net cash provided by financing activities was $403 million in 2024, compared to $347 million in 2023, an increase of $56 million in net cash provided, primarily due to $300 million higher equity infusion and a net increase in short-term borrowings of $62 million, partially offset by $250 million higher long-term debt repayments and $50 million in lower issuances of long-term debt.

Significant Financing Activities.  On October 23, 2024, the Pinnacle West Board of Directors declared a dividend of $0.895 per share of common stock, payable on December 2, 2024, to shareholders of record on November 4, 2024. This represents an increase in the indicated annual dividend from $3.52 per share to $3.58 per share.

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

Equity Forward Sale Agreements. On February 28, 2024, Pinnacle West entered into various equity forward sale agreements (the “Equity Forward Sale Agreements”), which, at the option of Pinnacle West, may be settled in shares of Pinnacle West common stock with physical or net settlement or with cash settlement. At September 30, 2024, Pinnacle West could have settled the Equity Forward Sale Agreements with physical delivery of 11,240,601 shares of common stock to the counterparties in exchange for cash of $725 million. See Note 10 for more information on the Equity Forward Sale agreements.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2024, the ratio was approximately 60% for Pinnacle West and 50% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 25, 2024, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. On March 7, 2024, S&P affirmed the ratings and revised the Company’s and APS’s outlooks from negative to stable. On March 20, 2024, Moody’s downgraded both the Company’s and APS’s credit ratings by a notch and revised their outlooks from negative to stable. On March 26, 2024, Fitch affirmed APS’s ratings and downgraded the Company’s ratings by a notch. Fitch revised the outlook for both the Company and APS from negative to stable. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at September 30, 2024. See Note 3.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$(120)	$96
Decrease (increase) in regulatory asset	21	(130)
Balance at end of period	$(99)	$(34)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at September 30, 2024, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2023 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2024	2025	2026	2027	2028	Total Fair Value
Observable prices provided by other external sources	$(18)	$(49)	$(14)	$—	$—	$(81)
Prices based on unobservable inputs	(1)	(11)	(6)	—	—	(18)
Total by maturity	$(19)	$(60)	$(20)	$—	$—	$(99)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2024		December 31, 2023
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$4	$(4)	$9	$(9)
Natural gas	54	(54)	55	(55)
Total	$58	$(58)	$64	$(64)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2024.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Amendment No. 1 to the Second Amended and Restated Five-Year Credit Agreement, dated as of April 10, 2023, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.1 to Pinnacle West/APS August 2, 2024 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/2/2024

10.2	APS
Amendment No. 1 to the Five-Year Credit Agreement, dated as of April 10, 2023, among APS, as Borrower, Barclays Bank PLC, as Agent, Co-Sustainability Structuring Agent and Issuing Bank, and the lenders and other parties thereto
			10.2 to Pinnacle West/APS August 2, 2024 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/2/2024
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 6, 2024	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 6, 2024	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)