Form 10-K
period 2024-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2025-02-25
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$8,663,553,568	as of June 30, 2024
ARIZONA PUBLIC SERVICE COMPANY	$0	as of June 30, 2024

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of February 20, 2025:	119,099,064
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of February 20, 2025:	71,264,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 21, 2025 are incorporated by reference into Part III hereof.

Arizona Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined Form 10-K is separately filed by Pinnacle West Capital Corporation (“Pinnacle West”) and Arizona Public Service Company (“APS”).  Any use of the words “Company,” “we,” “us,” and “our” refer to Pinnacle West unless the context otherwise requires. Each registrant is filing on its own behalf all of the information contained in this Form 10-K that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within the applicable items.  Item 8 of this report includes Consolidated Financial Statements of Pinnacle West and Consolidated Financial Statements of APS.  Item 8 also includes Combined Notes to Consolidated Financial Statements.
i

GLOSSARY OF NAMES AND TECHNICAL TERMS

AC	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ATM Program	At-the-market equity distribution program
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation
CAISO	California Independent System Operator
Captive	Captive Insurance Cell
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
DG	Distributed Generation
DOE	United States Department of Energy
DOI	United States Department of the Interior
DSM	Demand side management
EES	Energy Efficiency Standard
EGU	Electric generating unit
El Dorado	El Dorado Investment Company, a subsidiary of the Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GHG	Greenhouse gas
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
Palo Verde	Palo Verde Generating Station or PVGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” “us,” and “our” refer to Pinnacle West unless the context requires otherwise)
PNW Power	Pinnacle West Power, LLC, a subsidiary of the Company
PPA	Power Purchase Agreement
PSA	Power Supply Adjustor
Redhawk	Redhawk Power Plant
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
Sundance	Sundance Power Plant
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
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
•current and future economic conditions in Arizona, such as the housing market and overall business and regulatory environment;
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
•variations in demand for electricity, including those due to weather, seasonality (including large increases in ambient temperatures), the general economy or social conditions, customer and sales growth (or decline), the effects of energy conservation measures and DG, and technological advancements;
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
•environmental, economic, and other concerns surrounding coal-fired generation, including regulation of GHG;
•volatile fuel and purchased power costs;
•the investment performance of the assets of our nuclear decommissioning trust, captive insurance cell, pension, and other postretirement benefit plans, and the resulting impact on future funding requirements;
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
•the willingness or ability of counterparties, power plant participants, and power plant landowners to meet contractual or other obligations or extend the rights for continued power plant operations; and
•restrictions on dividends or other provisions in our credit agreements and ACC orders.

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

PART I
ITEM 1.  BUSINESS

Pinnacle West

Pinnacle West is a holding company incorporated in Arizona that conducts business through its subsidiaries.  We derive essentially all of our revenues and earnings from our wholly-owned subsidiary, APS.  APS is incorporated in Arizona and is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.

Pinnacle West’s other active subsidiaries are El Dorado, an Arizona corporation, and PNW Power, a Delaware limited liability company.  BCE was a subsidiary of Pinnacle West, but was sold in January 2024. Additional information related to these subsidiaries is provided later in this report.

Our reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission, and distribution. Our reportable business segment activities are conducted primarily through our wholly-owned subsidiary, APS.

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.4 million customers.  We own or lease 6,540 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity.  During 2024, no single purchaser or user of energy accounted for more than 1.4% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
LAS VEGAS
FARMINGTON
FOUR CORNERS
New Mexico
KINGMAN
FLAGSTAFF
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
CASA GRANDE
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
Major APS Solar Power Plants

CS#2212051

Energy Sources and Resource Planning

To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2024 were approximately as follows:

Demand Side Management: 14%
Nuclear: 21%
Non-Clean Purchased Power: 8%
Customer-Sited Renewables: 7%
Gas: 24%
Utility Scale Renewables*: 12%
Coal: 14%

*Utility Scale Renewables include energy from biogas, biomass, geothermal, solar, and wind.

The share of APS’s energy supply being derived from clean resources was approximately 54% in 2024, which includes energy from nuclear, renewables and DSM.

Clean Energy Focus Initiatives

In response to climate change, APS has undertaken a number of initiatives to reduce carbon, including renewable energy procurement and development, and promotion of programs and rates that promote energy conservation, renewable energy use, and energy efficiency. See “Energy Sources and Resource Planning — Current and Future Resources” below for details of these plans and initiatives. APS currently has a diverse portfolio of renewable resources, including biogas, biomass, geothermal, solar, and wind. In addition, in January 2020, APS announced its Clean Energy Commitment, a three-pronged approach aimed at ultimately eliminating carbon-emitting resources from its electric generation resource portfolio.

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

Over this same period of time, APS also intends to harden its infrastructure in order to improve climate resiliency, which involves system and operational improvements aimed at reducing the impact of extreme weather events and other climate-related disruptions upon APS’s operations. Among other resiliency strategies, APS anticipates increasing investments in a modern and more flexible electricity grid with advanced distribution technologies. APS plans to continue its forest management programs aimed at reducing wildfires, as those risks become compounded by shorter, drier winters and longer, hotter summers as a result of climate change.

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
•Enrichment of uranium hexafluoride;
•Fabrication of fuel assemblies;
•Utilization of fuel assemblies in reactors; and
•Storage and preparation for disposal of spent nuclear fuel.

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2028 and 52% through 2029; 100% of Palo Verde’s requirements for conversion services through 2030 and 32% through 2031; 100% of Palo Verde’s requirements for enrichment services through 2028; and 100% of Palo Verde’s requirements for fuel fabrication through 2027 for Unit 2 and Unit 1 and 2028 for Unit 3.

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

APS has recovered costs for ten claims pursuant to the terms of the August 15, 2014 settlement agreement, for ten separate time periods during July 1, 2011 through October 31, 2023. The DOE has approved and paid approximately $156.7 million for these claims (APS’s share is approximately $45.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 3. On October 31, 2024, APS filed its eleventh claim pursuant to the terms of the August 15, 2014, settlement agreement in the amount of approximately $18 million (APS’s share is approximately $5.3 million). In February 2025, the DOE approved approximately $17.6 million of this claim.

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

Natural Gas and Oil Fueled Generating Facilities

APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near Palo Verde; Ocotillo, located in Tempe; Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma. Several of the units at Yucca run on either gas or oil. APS has two oil-only power plants: Douglas, located in the town of Douglas, Arizona and Yucca GT-4 in Yuma, Arizona. APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District. APS has a total entitlement from these plants of 3,573 MW. A portion of the gas for these plants is financially hedged up to three years in advance of purchasing and that position is converted to a physical gas purchase one month prior to delivery. APS has long-term gas transportation agreements with three different companies, some of which are effective through 2052. Fuel oil is acquired under short-term purchases delivered by truck directly to the power plants.

In 2024, APS contracted for the addition of two combustion turbines (approximately 90 MW in total) at Sundance, which are expected to be in service in 2026, and the addition of eight combustion turbines (approximately 397 MW total) at Redhawk, which are expected to be in service in 2028.

Coal Fueled Generating Facilities

Four Corners — Four Corners is located in the northwestern corner of New Mexico and was originally a 5-unit coal-fired power plant. APS owns 100% of Units 1, 2 and 3, which were retired as of December 30, 2013. APS operates the plant and owns 63% of Four Corners Units 4 and 5. APS has a total entitlement from Four Corners of 970 MW. APS plans to exit coal-fired generation as part of its portfolio of electricity generating resources, including Four Corners, by 2031.

NTEC, a company formed by the Navajo Nation to own the mine that serves Four Corners and develop other energy projects, is the coal supplier for Four Corners. The Four Corners co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016 through 2031, which was amended and restated on July 1, 2024.

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

In June 2021, APS and the owners of Four Corners entered into an agreement that would allow Four Corners to operate seasonally at the election of the owners as early as fall 2023. In July 2024, APS and the owners amended the agreement to retain the option for seasonal operation. Under seasonal operation, one generating unit would be shut down during seasons where electricity demand is reduced, such as the winter and spring. The other unit would remain online year-round, subject to market conditions as well as planned maintenance outages and unplanned outages. As of the date of this report, APS has elected not to begin seasonal operation due to market conditions.

Cholla — Cholla was originally a 4-unit coal-fired power plant, which is located in northeastern Arizona. APS operates the plant and owns 100% of Cholla Units 1, 2 and 3. PacifiCorp owns Cholla Unit 4, and APS operated that unit for PacifiCorp. On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Following the closure of Unit 2, APS has a total entitlement from Cholla of 380 MW. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect for Cholla on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020 and the unit ceased operation in December 2020. APS has committed to end the use of coal at its remaining Cholla units during 2025.

APS purchased all of Cholla coal requirements from a coal supplier that mines the coal under long-term leases of coal reserves with the federal and state governments and private landholders. APS elected not to extend the coal and transportation agreements that expired on December 31, 2024, as Cholla operations are expected to conclude in 2025.

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

Solar Facilities

APS developed utility scale solar resources through the 180 MW ACC-approved AZ Sun Program, investing approximately $675 million in this program. These facilities are owned by APS and are located in multiple locations throughout Arizona. In addition to the AZ Sun Program, APS developed the 44 MW Red Rock Solar Plant and the 150 MW Agave Solar Plant, each of which it owns and operates, and has contracted for the construction of the 168 MW Ironwood Solar Plant.

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

In the 2017 Rate Case Decision, the ACC also approved the “APS Solar Communities” program. APS Solar Communities (formerly AZ Sun II) is a three-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned DG systems on low to moderate income residential homes, non-profit entities, Title I schools, and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. Currently, APS has installed 14 MW of DG systems under the APS Solar Communities program. In the 2019 Rate Case decision, the ACC authorized APS to spend $20 million to $30 million in capital costs for the APS Solar Communities program each year for a period of three years from the effective date of the decision. Subsequently, on March 5, 2024, the ACC ordered APS not to expand or extend the APS Solar Communities program. Consistent with that decision, the Solar Communities program has been discontinued and APS stopped enrolling new customers. APS will continue work on projects that were enrolled prior to that decision.

Renewable Energy Portfolio

To date, APS has a diverse portfolio of existing and planned renewable resources totaling 7,660 MW, including biogas, biomass, geothermal, solar, and wind. Of this portfolio, 3,608 MW are currently in operation and 4,052 MW are under contract for development or are under construction. Renewable resources in operation include 416 MW of facilities owned by APS, 1,465 MW of long-term purchased power agreements, and an estimated 1,727 MW of customer-sited, third-party owned distributed energy resources.

On June 30, 2023, APS issued an ASRFP (the “2023 ASRFP”) pursuant to which APS procured nearly 7,300 MW of new resources to be in service from 2026 to 2028.

On November 20, 2024, APS issued an ASRFP (the “2024 ASRFP”) seeking 2,000 MW of resources. APS is seeking projects that can reach commercial operation beginning June 1, 2028 through June 1, 2030 but will consider projects that may achieve commercial operation as early as 2026. Additionally, APS is interested in projects that require longer planning, permitting, and construction and can be commercially operational after June 1, 2030. Bids for the 2024 ASRFP were due on February 5, 2025.

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

The following table summarizes APS’s renewable energy sources currently in operation and under development as of the date of this report.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17

Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		6
Chino Valley	Chino Valley, AZ	2012		20
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		38
Gila Bend	Gila Bend, AZ	2014		36
Luke AFB	Glendale, AZ	2015		11
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				180	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		44
Agave Solar	Arlington, AZ	2023		150
Ironwood Solar	Dateland, AZ	2026			168
Distributed Energy:
APS Owned (a)	AZ	Various		38
Total APS Owned				416	168
PPAs
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
Mesquite Solar 5	Tonopah, AZ	2023	20	60
Sunstreams 3	Arlington, AZ	2024	20	215
Yuma Solar Energy	Yuma County, AZ	2025	20		70
Harquahala Sun 2	Tonopah, AZ	2025	20		300
Sunstreams 4	Arlington, AZ	2025	20		300
Serrano Solar	Pima and Pinal County, AZ	2025	20		170
CO Bar Solar C	Coconino County, AZ	2027	20		206
Hashknife 1	Navajo County, AZ	2026	20		275
Catclaw	Buckeye, AZ	2026	20		225
Papago Solar	Maricopa County, AZ	2026	20		150
Hashknife 2	Navajo County, AZ	2027	20		200
Kitt	Eloy, AZ	2026	20		100
Pioneer	Yuma, AZ	2027	20		300
Maricopa Energy Center Phase 1	Maricopa County, AZ	2026	20		183
Maricopa Energy Center Phase 2	Maricopa County, AZ	2027	20		367
Snowflake Solar	Snowflake, AZ	2027	20		475
Wind:
Aragonne Mesa	Santa Rosa, NM	2022	20	200
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Chevelon Butte	Winslow, AZ	2023	20	238
Chevelon Butte II	Winslow, AZ	2024	20	216
West Camp Wind Farm	Navajo County, AZ	2026	20		500

Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	25	14
Biogas:
NW Regional Landfill	Surprise, AZ	2012	20	3
Total PPAs				1,465	3,821
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		1,694	63
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				1,727	63
Total Renewable Portfolio				3,608	4,052
(a)Includes Flagstaff Community Power Project, APS School and Government Program, APS Solar Partner Program, and APS Solar Communities Program.
(b)Includes rooftop solar facilities owned by third parties. DG is produced in direct current and is converted to alternating current for reporting purposes.

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

See “Item 7 — Management’s Discussion and Analysis of Financial Condition — Clean Energy Commitment — Energy Storage” for a table summarizing the resources in APS’s energy storage portfolio that are in operation and under development as of the date of this report. Agreements for the development and completion of future resources are subject to various conditions.

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

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of the date of this report is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2025	46
Demand Response Agreement	Summer seasons through 2025	75
Tolling Agreement	May 1 through April 30, 2021-2025	463
Extension Term	May 1 through October 31, 2025-2032	525
Tolling Agreement	June 1 through September 30, 2020-2026	565
Extension Term	May 1 through October 31, 2026-2031	565
Tolling Agreement	June 1 through September 30, 2020-2026	570
Extension Term	May 1 through October 31, 2027-2034	600
Renewable Energy (b)	Various	1,465
(a)Up to 46 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.
(b)Does not include MW of capacity planned or under development. See “Energy Sources and Resource Planning — Generation Facilities — Renewable Energy Portfolio” for more details on renewable energy power purchase agreements.
Current and Future Resources

Current Demand and Reserve Margin

Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2024 peak one-hour demand on its electric system was recorded on August 4, 2024, at 8,210 MW, compared to the 2023 peak of 8,162 MW recorded on July 15, 2023.  APS’s reserve margin at the time of the 2024 peak demand, calculated using system load serving capacity, was 15%.  For 2025, APS is procuring market resources to maintain its minimum 16% planning reserve criteria.

Future Resources and Resource Plan

ACC rules require utilities to develop 15-year Integrated Resource Plans (“IRP”) which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary rule requirements and whether it should be acknowledged. On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1 to November 1. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP, and APS filed its response to stakeholder comments on May 31, 2024. On July 31, 2024, the ACC held an IRP workshop where utilities and stakeholders presented on the 2023 IRPs. On October 8, 2024, the ACC acknowledged APS’s 2023 IRP and approved certain amendments to the IRP process, including requirements for APS to demonstrate resource adequacy prior to exiting Four Corners as well as analysis of impacts from western market participation and planned resource requirements in the next IRP.

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

Western Energy Imbalance Market and Wholesale Market

In 2016, APS began to participate in the Western Energy Imbalance Market (“WEIM”), a voluntary, real-time optimization market operated by the CAISO. The WEIM allows for rebalancing supply and demand in 15-minute blocks and dispatching generation every five minutes, instead of the traditional one-hour blocks. APS continues to expect that its participation in WEIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool (“SPP”). The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS announced a market decision to pursue participation in SPP Markets+. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and is transitioning to full binding participation as early as summer 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability.

Energy Modernization Plan

In June 2021, the ACC adopted clean energy rules based on a series of ACC amendments to the final energy rules. The adopted rules require 100% clean energy by 2070 and the following interim standards for carbon reduction from a baseline carbon emissions level: 50% reduction by December 31, 2032; 65% reduction by December 31, 2040; 80% reduction by December 31, 2050, and 95% reduction by December 31, 2060. Since the adopted clean energy rules differed substantially from the original Recommended Opinion and Order (“ROO”), supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider all-source request for proposals (“ASRFP”) requirements and the IRP process. During the August 2022 ACC Open Meeting, the ACC voted to postpone a decision on the ASRFP and IRP rulemaking package until 2023. On May 26, 2023, the ACC opened a new docket to review articles within the Arizona Administrative Code related to Resource Planning, the Renewable Energy Standard and Tariff, and Electric Energy Efficiency Standards. On January 9, 2024, the ACC approved a rulemaking process to begin on this matter. During the ACC Open Meeting on February 6, 2024, the ACC approved motions to direct ACC Staff to include recommendations to repeal the current Electric Energy Efficiency and Renewable Energy Standard rules during the rulemaking process. On August 21, 2024, ACC Staff proposed amendments striking the rules and filed preliminary economic, small business, and consumer impact statements, consistent with the formal rulemaking process. APS cannot predict the outcome of this matter. See Note 3 for additional information related to these energy rules.

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

In June 2021, the ACC adopted a clean energy rules package which would require APS to meet certain clean energy standards and technology procurement mandates, obtain approval for its action plan included in its IRP, and seek cost recovery in a rate process. Since the adopted clean energy rules differed substantially from the original ROO, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider ASRFP requirements and the IRP process. See “Energy Modernization Plan” above for more information.

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

On June 14, 2021, APS filed an application for approval of its Green Power Partners Program (“GPP”). On September 1, 2021, the ACC approved the application. On June 28, 2024, APS filed an application for approval of modifications to the GPP and requested a renewable generation renewable energy credits waiver. The ACC has not yet ruled on the GPP application. APS cannot predict the outcome of this proceeding.

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

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  See Note 3 for information regarding APS’s transmission rates.  During 2024, approximately 4.2% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and natural gas.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Transmission and Delivery

APS continues to work closely with customers, stakeholders, and regulators to identify and plan for transmission needs that support new customers, system reliability, access to markets and clean energy development.  The capital expenditures table presented in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report includes new APS transmission projects, along with other transmission costs for upgrades and replacements, including those for data center and semi-conductor manufacturing development. To prioritize reliability and meet substantial growth in residential and commercial energy needs, APS has developed a future-focused, strategic transmission plan (the “Ten-Year Transmission Plan”). The Ten-Year Transmission Plan includes five critical transmission projects that comprise the APS strategic transmission portfolio, which represents a significant upgrade to APS’s transmission system. These five projects, along with other projects included in the Ten-Year Transmission Plan, are intended to support growing energy needs, strengthen reliability, and allow for the connection of new resources.

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

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent successful attempts by Congress to pass legislation that would regulate GHG emissions, and it is unclear at this time whether legislation regulating or limiting utility-sector GHG emissions introduced during prior sessions of Congress will become law. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is written, enacted, and the specifics of the resulting program are established. These factors include, without limitation, the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available;

and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

In addition to federal legislative initiatives, state-specific initiatives may also impact our business. While Arizona has no pending legislation regulating GHGs, the California legislature enacted AB 32 and Senate Bill (“SB”) 1368 in 2006 to address GHG emissions. In October 2011, the California Air Resources Board (“CARB”) approved final regulations that established a state-wide cap on GHG emissions beginning on January 1, 2013, and established a GHG allowance trading program under that cap. The first phase of the program, which applies to, among other entities, importers of electricity, commenced on January 1, 2013. Under the program, entities selling electricity into California, including APS, must hold carbon allowances to cover GHG emissions associated with electricity sales into California from outside the state. APS is authorized to recover the cost of these carbon allowances through the PSA.

The California legislature also enacted SB 219, SB 253, and SB 261, which mandate climate-related disclosures for certain companies doing business in California. CARB is expected to issue regulations for these bills in 2025. Pinnacle West and APS are currently reviewing whether they would be required to make disclosures pursuant to these bills.

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

As such, for new natural gas-fired combustion turbine power plants, EPA is proposing that carbon emission performance standards apply based on the annual capacity factors. For the highest utilization combustion turbines, EPA is therefore proposing that such facilities be retrofitted for carbon capture and sequestration or utilization controls (“CCS”) by 2032. For intermediate or low-load natural gas fired combustion turbines, those with 40% or less capacity factors, EPA’s regulations would not require add-on pollution controls. Instead, natural gas-fired combustion turbines with capacity factors of up to 20% would be effectively unregulated, while such turbines with capacity factors over 20% and up to 40% would be subject to carbon dioxide emission rate limitations. EPA did not finalize standards for existing natural gas-

fired combustion turbines but has indicated that it will propose a new set of standards, initiating a separate rulemaking, for these existing gas-fired power plants within the next year.

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

As of May 10, 2024, several states, electric utility companies, affiliated trade associations, and other entities filed petitions for review of these regulations in the D.C. Circuit Court of Appeals. APS is participating in that litigation as part of an ad hoc coalition of electric utility companies, independent power producers, and trade groups, called Electric Generators for a Sensible Transition. We cannot predict the outcome of the litigation challenging EPA’s latest carbon emission standards for power plants. In addition, the Trump administration has stated that it intends to reverse or substantially revise these standards. We cannot predict the outcome of future rulemaking or other regulatory proceedings aimed at changing or eliminating the current EPA emission standards for power plants.

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

Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation (“WIIN”) Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. At this time, the Arizona Department of Environmental Quality (“ADEQ”) has taken steps to develop a CCR permitting program. It remains unclear when the EPA would approve the permitting program pursuant to the WIIN Act. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending.

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla in 2025.

We cannot at this time predict the outcome of these regulatory proceedings or when the EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCR management units (“CCRMUs”), which contain at least 1,000 tons of CCR, broadly encompass any location at an operating coal-fired power plant where CCR would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. At this time, APS is still evaluating the impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to APS at this time, APS cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure as of April 11, 2021 (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS has also solicited input from the public and hosted public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, we cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

EPA Good Neighbor Proposal for Arizona. On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the National Ambient Air Quality Standards (“NAAQS”). Thermal power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for nitrogen oxide (“NOx”) emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced on January 23, 2024 that it was proposing to add Arizona and New Mexico (along with two other additional states) to EPA’s NOx emission allowance trading program finalized last year. That proposal involves adding these states to the Good Neighbor Plan and disapproving the corresponding provisions of each state’s State Implementation Plan. Because APS operates thermal power plants within Arizona and those portions of the Navajo Nation within New Mexico, APS’s power plants would be subject to EPA’s Good Neighbor Plan upon finalization of this proposal. EPA’s final Good Neighbor Plan is subject to ongoing judicial review in the D.C. Circuit Court of Appeals. On June 27, 2024, the U.S. Supreme Court granted a motion to stay the effectiveness of EPA’s final Good Neighbor Plan pending the resolution of the litigation. As such, APS will not be impacted by the Good Neighbor Plan until the outcome of this litigation is finalized. In addition, on December 19, 2024, EPA announced that it was withdrawing its proposal to add Arizona (along with other western states) to the federal Good Neighbor Plan. As such, while EPA may elect to resume work on and finalize this proposal in the future, it is unlikely to do so over a near-term horizon. APS cannot predict the outcome of any future EPA efforts to add Arizona to the federal Good Neighbor Plan (which depends on action disapproving the Arizona State Implementation Plan) or whether the Good Neighbor Plan itself will remain in effect pending the outcome of judicial review in the D.C. Circuit Court of Appeals. Should the Good Neighbor Plan ultimately be imposed on APS and its operations in Arizona and New Mexico, it would have material impact on both the costs to operate current APS power plants and APS’s ability to develop new thermal generation to serve load. At this time, APS cannot predict the impact on the Company’s financial condition, results of operations, or cash flows.

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

Superfund-Related Matters. The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. EPA notified APS that the RI/FS was approved on September 11, 2024. APS’s estimated costs related to this investigation and study is approximately $3 million.  APS anticipates incurring additional expenditures in the future, but because the final costs associated with remediation requirements set forth in the RI/FS are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending in the U.S. District Court for Arizona, which concerns $8.3 million in remediation legal expenses. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on its financial position, results of operations or cash flows.

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

Four Corners National Pollutant Discharge Elimination System Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019 filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January of 2021, and APS does not expect the outcome to have a material impact on its financial condition, results of operations, or cash flows.

Water Supply

Based on a declaration from the U.S. Bureau of Reclamation, as of January 1, 2025, Arizona’s supply of Colorado River water will remain subject to a Tier 1 shortage. This is the third year since 2022 that a Tier 1 shortage has been declared. The most severe shortage to have been declared was a Tier 2a shortage in 2023. A Tier 1 shortage reduces Arizona’s share of the Colorado River water by 18 percent or 512,000-acre feet; however, due to in-state conservation measures, Arizona has kept more Colorado River water in Lake Mead than is required by the shortage. Tier 1 reductions are largely felt by central Arizona’s agricultural users, mainly in Pinal County. Assured supplies of water are important for APS’s generating plants. At this time, a Tier 1 shortage does not materially impact water supplies used by APS’s fleet of generation resources. As drought conditions across the southwestern U.S. region continue to worsen, APS will monitor water availability necessary for continued Company operations and, as necessary, implement measures to mitigate risks associated with future Colorado River shortage declarations.

Conflicting claims to drought-impacted surface water in the southwestern United States have resulted in disputes and numerous court actions. The General Stream Adjudication allows the state to issue a final priority determination on claims to surface water rights. There are three General Stream Adjudications near APS generating stations that may impact surface water or groundwater supplies that are adjacent to surface water streams.

San Juan River Adjudication. Both groundwater and surface water in areas important to APS’s operations have been the subject of inquiries, claims, and legal proceedings, which will require a number of years to resolve. APS is one of numerous parties in a proceeding, filed March 13, 1975, before the Eleventh Judicial District Court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss. In addition, APS is a party to a water contract that allows the Company to secure water for Four Corners in the event of a water shortage in the San Juan River Basin.

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

Human Capital

The Company’s success depends on a strong human capital strategy including attracting, developing, and retaining a high-performing workforce. We are committed to fostering a safe, inclusive, and engaging work environment that empowers all employees to reach their full potential. Key human capital measures and objectives that drive our business strategy include employee safety, employee development, strong company culture based upon the APS Promise, strong talent pipelines, extensive learning and development focus, and succession planning.

The below table presents the employee count as of December 31, 2024:

	Principal Executive Office Address	Year of Formation	Approximate Number of Employees at December 31, 2024
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	88
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,315	(a)
El Dorado	400 North Fifth Street Phoenix, AZ 85004	1983	—
PNW Power	400 North Fifth Street Phoenix, AZ 85004	2023	—
Total			6,403

(a)    Includes employees at jointly-owned generating facilities (approximately 2,300 employees) for which APS serves as the generating facility manager.

Approximately 1,180 APS employees are union employees represented by International Brotherhood of Electrical Workers (“IBEW”). On September 25, 2023, the IBEW membership ratified a new collective bargaining agreement (“CBA”) with APS. The new CBA became effective in October 2023 and has a duration of three years until April 1, 2026 and thereafter until either party gives notice of desire for change, amendment, or termination. On August 23, 2024, 27 IT Communications Field Specialists joined the existing bargaining unit represented by IBEW. Collective bargaining relating to these employees is ongoing.

Culture and Engagement

The APS Promise anchors our commitment to our customers, community, and each other. The Promise explains our purpose, vision, and mission and the principles and behaviors that will empower us to achieve our strategic goals. It represents the opportunity to build on our cultural strengths and develop new behaviors to enable our future success. The APS Promise continues to be reinforced and integrated throughout our Company programs and messaging.

We evaluate our success in building this culture in part through annual and quarterly employee engagement surveys, including our Employee Experience Index, which measures key aspects of engagement such as recognition, career development, and organizational pride. In 2024, we had 80% participation in these surveys, and our Employee Experience Index was 87%. These surveys enable us to compare our performance to industry benchmarks and identify areas for improvement.

Based on the survey results, we encourage business units and managers to take action. For example, past surveys have led to initiatives that we believe improved communication, removed job success obstacles, increased employee access to leadership, and enhanced meeting efficiency.

We actively seek feedback from new hires to further refine the employee onboarding experience. Our cross-functional Employee Engagement Council plays a key role in driving improvements, particularly in employee engagement and recognition.

We believe that belonging matters. We recognize that differences of identities, perspectives, and experiences is a key driver for our success. Inclusion at the Company involves embracing the unique perspectives of each employee. Examples of the Company’s efforts in this space include the following:

•Support for 11 employee networking groups to encourage employees to develop themselves, advance in their chosen field, and join a community;
•Executive listening sessions to provide employees with opportunities to be heard; and
•An optional self-paced module available to all employees that explains how cultural competence drives inclusion.

Employee Safety

Our work and our decisions are anchored in safety – safety is the foundation of everything we do, and employee safety is our paramount responsibility as an employer. We develop practices and programs that ensure employees have safe and secure workplaces that allow them to perform at the highest levels. We utilize preventative programs like APS Moves to help keep our workforce healthy and prepare them to perform tasks safely. Our comprehensive safety programs and our focus on human and organizational performance and injury case management contribute significantly to our strong safety performance. As we continue to improve our safety performance, our ultimate goal remains serious injury reduction. We believe our employees are empowered to speak up when there are better or safer ways of doing business. Safety committees operate in organizations throughout the Company, providing opportunities for employees to positively impact their local safety cultures and performance. Additionally, the Company’s executive safety committee helps ensure strong safety governance and operational integration across the enterprise and employee-led learning teams help ensure that lessons learned from close calls and other safety incidents are shared for the benefit of employees across the enterprise.

Talent Strategy and Pipeline Development

Attracting and developing a highly skilled workforce is critical to our success. To this end, our talent strategy prioritizes the following:

•Commitment to Growth and Development: We provide a wide range of professional development opportunities, including leadership academies, rotational programs, mentoring, industry certifications, and loaned executive programs. In 2024, we ran dedicated programs for individual contributors, new leaders, and high potential managers. We also launched an enterprise-wide on-demand learning platform to support a modern learning culture, with over 2,220 active users, encompassing engagement from every business unit and 5,650 hours of learning in 2024.
•Robust Talent Pipelines: Our pipeline strategy focuses on attracting and developing early- and mid-career talent for critical energy sector positions, including lineworkers, substation electricians, cybersecurity specialists, engineers, and nuclear power plant operators and technicians. We achieve this through an array of programs, including craft apprenticeships, engineering and rotational programs, and internships. We partner closely with educational institutions and organizations to build a talent-ready pool for these critical roles.
•Strategic Partnerships: We leverage partnerships with colleges, universities, vocational schools, and the Department of Defense SkillBridge program to access a wide pool of qualified candidates, including transitioning military personnel.

•Innovation in Talent Acquisition: Palo Verde expanded its internship programs in 2024 to include nuclear operations, further strengthening our talent pipeline for the critically important licensed and non-licensed operators.

These initiatives contribute to a high-performing and engaged workforce that supports the long-term success of our Company.

Succession Planning

Succession planning is critical to ensuring the long-term success of our Company. We have a robust process for identifying and developing high-potential leaders to fill key executive and other critical roles. This involves regularly reviewing and updating succession plans for key positions, identifying and assessing potential successors, and providing targeted development opportunities such as mentoring, coaching, and challenging rotational assignments. We also evaluate leadership potential through assessments, performance reviews, and 360-degree feedback. We collaborate with senior leadership to build a pipeline of qualified internal and external candidates and continuously adapt our succession planning process to meet evolving business needs and industry trends.

Total Rewards Strategy

Recognizing that our employees are among our most valuable assets, we have developed a comprehensive Total Rewards strategy to attract, engage, and retain a high-performing workforce. Our Total Rewards program encompasses a comprehensive suite of offerings, including competitive compensation, a robust benefits package, retirement savings plans, professional development opportunities, recognition programs, and a focus on employee well-being. This holistic approach aims to (1) attract and retain top talent by offering a competitive and attractive compensation and benefits package, (2) support employee well-being by promoting a healthy work-life balance and providing resources to support employee physical, mental, and financial well-being, (3) foster employee engagement and motivation through recognition programs, professional development opportunities, and a strong emphasis on career growth, and (4) enhance employee satisfaction by creating a rewarding and fulfilling work experience for all employees. We continuously evaluate and refine our Total Rewards program to ensure it remains competitive, relevant, and responsive to the evolving needs and expectations of our employees.

BUSINESS OF OTHER SUBSIDIARIES

PNW Power

On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary BCE to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. The final closing of the BCE Sale was completed on January 12, 2024. See Note 20 for additional details. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a Delaware limited liability corporation and a wholly-owned subsidiary of Pinnacle West.

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates. The U.S. DOE’s Grid Deployment Office selected TransCanyon to enter into capacity contract negotiations for up to 25% of the Cross-Tie 500-kilovolt transmission line (“Cross-Tie”) as part of the Transmission Facilitation Program. The agreement was executed on June 12, 2024. The proposed Cross-Tie project includes a 214-mile transmission line connecting Utah and Nevada that is intended to help improve grid reliability and relieve congestion on other transmission lines.

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

El Dorado

El Dorado is an Arizona corporation and a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and holds the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $18.8 million has been funded as of December 31, 2024. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which approximately $11.8 million has been funded as of December 31, 2024. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $1.2 million has been funded as of December 31, 2024. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI Advanced Power Solutions (“SAI”), a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method, with a December 31, 2024 investment carrying value of zero. SAI has seen an increased demand for their customized switchgear products. El Dorado has no funding commitments to SAI.

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
The ACC must also approve APS’s issuance of equity and debt securities, and any significant transfer or encumbrance of APS property used to provide retail electric service and must approve or receive prior notification of certain transactions between us, APS, and our respective affiliates, including the infusion of equity into APS.  Decisions made by the ACC or FERC could have a material adverse impact on our financial condition, results of operations, or cash flows.

APS’s ability to conduct its business operations and avoid negative operational and financial impacts depends in part upon compliance with federal, state and local laws, judicial decisions, statutes, regulations and ACC requirements, which may be revised from time to time by legislative or other action, and obtaining and maintaining certain regulatory permits, approvals, and certificates.
APS must comply in good faith with all applicable statutes, regulations, rules, tariffs, and orders of agencies that regulate APS’s business, including FERC, NRC, EPA, the ACC, and state and local governmental agencies.  These agencies regulate many aspects of APS’s utility operations, including safety and performance, emissions, siting and construction of facilities, labor and employment, customer service and the rates that APS can charge retail and wholesale customers.  Failure to comply can subject APS to, among other things, fines and penalties.  For example, under the Energy Policy Act of 2005, FERC can impose penalties (approximately $1.2 million per day per violation) for failure to comply with mandatory electric reliability standards.  APS is also required to have numerous permits, approvals and certificates from these agencies.  APS believes the necessary permits, approvals and certificates have been obtained for its existing operations and that APS’s business is conducted in accordance with applicable laws in all material respects.
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
APS is, or may become, subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of conventional pollutants and GHGs, water quality, discharges of wastewater and waste streams originating from fly ash and bottom ash handling facilities, solid waste, hazardous waste, and coal combustion products, which consist of bottom ash, fly ash, and air pollution control wastes.  These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. They could also impact the overall business environment in Arizona and affect APS’s customer and sales growth rates. Additionally, these laws and regulations generally require APS to obtain and comply with a wide variety of environmental licenses, permits, and other approvals.  If there is a delay or failure to obtain any required environmental regulatory approval, or if APS fails to obtain, maintain, or comply with any such approval, operations at affected facilities could be suspended or subject to additional expenses.  In addition, failure to comply with applicable environmental laws and regulations could result in civil liability as a result of government enforcement actions or private claims or criminal penalties.  Both public officials and private individuals may seek to enforce applicable environmental laws and regulations.  APS cannot predict the outcome (financial or operational) of any related litigation that may arise.
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
Coal Ash. In December 2014, the EPA issued final regulations governing the handling and disposal of CCR, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste. APS disposes of CCR in ash ponds and dry storage areas. To the extent the rule requires the closure or modification of these CCR units, modification or changes to the manner of closure of such units, or the construction of new CCR units beyond what we currently anticipate, APS would incur significant additional costs for CCR disposal. In addition, the rule may also require corrective action to address releases from CCR disposal units or the presence of CCR constituents within groundwater near CCR disposal units above certain regulatory thresholds.
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
Potential Financial Risks — Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. On April 25, 2024, the EPA issued new GHG emission standards for power plants. These new standards are focused on limiting power plant GHG emissions through control mechanisms that can be implemented at individual power plant facilities. The new regulations are currently being challenged in federal court. Additionally, the Trump administration has stated that it intends to reverse or substantially revise these standards. See Item 1 - Environmental Matters - Climate Change for more information.
Depending on the outcome of carbon emission rulemaking under the Clean Air Act targeting new and existing power plants, the utility industry may become subject to more stringent and expansive regulations. Depending on the means of compliance with federal emission performance standards, the electric utility industry may be forced to incur substantial costs necessary to achieve compliance. In addition, we anticipate that such regulations will be challenged in federal court prior to their implementation. Depending on the outcome of such judicial review, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or impose direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
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
In November 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12,

2020, ACC Staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. During a July 15, 2020, ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC continues to discuss matters related to retail electric competition, including the potential for additional buy-through programs or other pilot programs. In April 2022, the Arizona Legislature passed, and the Governor signed, a bill that repealed the electric deregulation law that had been in place in Arizona since 1998. On August 27, 2024, the ACC administratively closed this docket due to inactivity and obsolescence. Modification of the ACC’s retail electric competition rules or other efforts of deregulation could result in increased competition, which could have a significant adverse impact on APS’s business and results of operations.
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
Higher temperatures may decrease the snowpack, which might result in lowered soil moisture and an increased threat of wildfires.  Wildfires could threaten APS’s communities and electric transmission lines and facilities.  Any damage caused as a result of wildfires could negatively impact APS’s financial condition, results of operations, or cash flows. In addition, the decrease in snowpack can also lead to reduced water supplies in the areas where APS relies upon non-renewable water resources to supply cooling and process water for electricity generation. Prolonged and extreme drought conditions can also affect APS’s long-term ability to access the water resources necessary for thermal electricity generation operations. Reductions in the availability of water for power plant cooling could negatively impact APS’s financial condition, results of operations, or cash flows.
Effects of Energy Conservation Measures and Distributed Energy Resources.  APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn impact the demand for electricity.  APS must also meet certain distributed renewable energy requirements.  A portion of APS’s total renewable energy requirement must be met with an increasing percentage of distributed renewable energy resources (generally, small-scale renewable technologies located on customers’ properties).  The distributed renewable energy requirement is 30% of the applicable RES requirement for 2012 and subsequent years (APS requested a waiver of this requirement in the 2024 and 2025 RES Implementation Plans, which have not yet been approved by the ACC).  Customer participation in distributed renewable energy programs would result in lower demand since customers would be meeting some of their own energy needs.
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
Actual and Projected Customer and Sales Growth.  APS’s actual sales growth, excluding weather-related variations, may differ from its projections as a result of numerous factors, such as economic conditions, customer growth, the legal, regulatory, and business environment in Arizona, usage patterns and energy conservation, slower than expected ramp-up of and/or fewer than expected data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs and growth in DG, responses to retail price changes, changes in regulatory standards, and impacts of new and existing laws and regulations, including environmental laws and regulations. Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $24 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $6 million.
Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also now receiving unprecedented incremental requests for service from extra-large commercial energy users (over 25 MW) with very high energy demands that persist virtually around-the-clock. These incremental requests for service by extra-large energy users far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. APS is exploring available options for securing sufficient electric generation and transmission to meet these projections of future customer needs; however, there are difficulties in properly forecasting the demands of these extra-large customers due to factors such as the nascent nature of the industries (e.g., artificial intelligence) that these customers are supporting and the multiple variables that impact their usage ramp-up and ultimate level of demand. As data center and other extra-large customer opportunities evolve and develop, we may also enter into arrangements with customers and potential customers that require us to invest capital and assume credit risk related to such developments and the related generation and transmission investments before we receive any potential return. APS is implementing strategies to attempt to reduce this risk; however, the difficulty in forecasting these demands and the additional risk of these arrangements could lead to stranded costs and other effects that could have material adverse impacts on APS’s financial condition, results of operations, and cash flows.
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
Additionally, as APS’s transmission infrastructure ages and its transmission system needs grow to support growth in our territory and in the Southwest, it will need to replace and expand certain portions of its transmission infrastructure, which requires significant investment of capital. Risks related to the timely completion of, and costs associated with, these projects may be exacerbated by a constrained supply chain limiting the availability of necessary parts and materials as well as APS’s use, in some cases, of older, obsolete, or unsupported equipment. Certain replacements and expansions of the transmission infrastructure will also require the acquisition or renewal of land leases, easements, or other rights-of-way that may require approvals from landowners, including individuals, governmental agencies, and, at times, tribal nations. APS is unable to predict the outcomes of any pending or future required approvals, including any related costs, which could be significant. If APS is unable to successfully manage the replacement and expansion of its transmission infrastructure, it could face increased equipment failures, power quality challenges, reputational impact, and financial loss.
The impact of wildfires could negatively affect APS’s results of operations.
Wildfires have the potential to affect communities within APS’s service territory and the surrounding areas, as well as APS’s vast network of electric transmission and distribution lines and facilities. The potential likelihood and severity of wildfires has increased due to many of the same weather and climate change impacts existing in Arizona as those that led to catastrophic wildfires in other states. The continued expansion of the wildland urban interface has also increased wildfire risk to surrounding communities. Extreme weather events such as severe storms and strong wind gusts may also increase the likelihood of a wildfire in our service territory. APS has a Comprehensive Wildfire Mitigation Plan (“CWMP”) that employs various strategies designed to prevent, mitigate, and respond to wildfire risks. APS’s CWMP includes vegetation management and clearing protocols, operational measures and a public safety power shut off program (“PSPS”) on certain feeders, among other practices. However, APS’s fire mitigation efforts may be insufficient to prevent wildfires in APS’s expansive service territory and surrounding areas and could result in claims alleging damages due to the use, non-use, timing, or effectiveness of such measures. In addition, APS could be sued regardless of fault for damages incurred as a result of wildfires and may not be able to recover all or a substantial portion of any such damages or costs from insurance or through rates. In addition, we could also experience credit rating downgrades, reputational harm, volatility in the market for our common stock, and significant financial distress upon the occurrence of a wildfire event. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact APS’s financial condition, results of operations, or cash flows.
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
We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer information and business information. One of these agencies, NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems and is continually in the process of developing updated and additional requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at commercial nuclear power plants. The increasing promulgation of NERC and NRC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards. Experiencing a cybersecurity incident could cause us to be non-compliant with applicable laws and regulations, such as those promulgated by NERC and the NRC, privacy laws, or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties.
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
APS has an ownership interest in and operates on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the western United States.  Palo Verde constitutes approximately 18% of APS’s owned and leased generation capacity.  Palo Verde is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems.  APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  APS may be required under federal law to pay up to $144.9 million (but not more than $21.6 million per year) of liabilities arising out of a nuclear incident not only at Palo Verde, but at any other nuclear power plant in the United States. In addition, APS is subject to retrospective premium adjustments under its nuclear property insurance policies with Nuclear Electric Insurance Limited (“NEIL”) for approximately $23.1 million if NEIL’s losses in any policy year exceed accumulated funds and if the retrospective premium assessment is declared by NEIL’s Board of Directors. Although APS has no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.
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
APS continues to pursue and implement advanced grid technologies, including transmission and distribution system technologies and digital meters enabling two-way communications between the utility and its customers.  Many of the products and processes resulting from these and other alternative technologies, including energy storage technologies, have not yet been widely used or tested on a long-term basis, and their use on large-scale systems is not as established or mature as APS’s existing technologies and equipment.  The implementation of new and additional technologies adds complexity to our information technology and operational technology systems, which could require additional infrastructure and resources. APS’s strategy, including the timing of such strategy, in adopting new technologies, such as artificial intelligence, could also adversely impact APS’s business. For example, if APS fails to strategically implement artificial intelligence, it could miss the opportunity for cost savings, face increasing costs on legacy systems, insufficiently integrate internal and external data sets, or invest in low data quality, risk misusing artificial intelligence, impact employee satisfaction with its implementation of or failure to implement artificial intelligence and other technologies. Widespread installation and acceptance of new technologies could also enable the entry of new market participants, such as technology companies, into the interface between APS and its customers and could have other unpredictable effects on APS’s traditional business model.
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
Like many companies in the electric utility industry, our workforce is maturing, with approximately 27.4% of employees eligible to retire by the end of 2029. Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent. We are subject to other employee workforce factors, such as the availability and retention of qualified personnel and the need to negotiate collective bargaining agreements with union employees. These or other employee workforce factors could negatively impact our business, financial condition, or results of operations.
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
We may not have adequate insurance coverage for liabilities.
The operation of power generation, transmission and distribution facilities involves hazardous activities. We may become exposed to significant liabilities for which we may not have adequate insurance coverage or risk mitigation. Additionally, through our captive insurance cell, we take certain insurance risk on our business, such as certain wildfire coverage, excess property insurance, and excess employment practice liability. We maintain an amount of insurance protection that we believe is customary, but there can be no assurance it will be sufficient or effective in light of all circumstances, hazards or liabilities to which we may be subject. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. We cannot provide assurance that insurance coverage will continue to be available in the amounts or on terms similar to our current policies. These issues could have a material adverse effect on our business, results or operations, and financial condition.
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
General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; stagflation; deflation; supply chain constraints; unemployment trends; sanctions, trade restrictions, military interventions and the threat or possibility of war; terrorism or other global or national unrest; and political or financial instability. In particular, in recent years the United States’ economy experienced a substantial rise in the inflation rate and more recently in 2025, the Trump administration has implemented tariffs and discussed additional tariffs, which would further increase costs. Additionally, supply chains have been impacted and could be further impacted by inflation, tariffs, and other sociopolitical factors, resulting in equipment delays and increased costs. A failure to recover these potential increased costs through our rates could have a material adverse impact on our financial condition, results of operations, or cash flows.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2024 fiscal year and that remain unresolved.
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

The Cybersecurity Group also has documented processes for identifying, responding to, and internally escalating cybersecurity incidents to management and the Board of Directors. Once an incident meets certain criteria, the Company’s Cybersecurity Incident Command or, in the most severe cases that impact the entire Company, the Corporate Emergency Operations Center is activated and formal response procedures are followed to address the incident. The Cybersecurity Group has a formal incident response plan that details response and escalation procedures, including activation of a Cybersecurity Disclosure Committee, consisting of the Chief Financial Officer and the General Counsel, to assess an incident’s materiality with input as needed from the Director of Cybersecurity, Chief Accounting Officer, Chief Information Officer, and others, including outside advisors.

Cybersecurity risk management has been integrated into the Company’s overall enterprise risk management program (the “Enterprise Risk Management Program”) through policies and processes that implement a risk management framework designed to identify, manage, and monitor business unit risks throughout the organization. The Enterprise Risk Management Program is overseen by an executive committee (the “Executive Risk Committee”), which meets at least quarterly and is comprised of members holding executive leadership positions in the Company, including the Chairman and Chief Executive Officer, President, and other Executive and Senior Vice Presidents, and is chaired and sponsored by the Chief Financial Officer. Every year, as a part of the Enterprise Risk Management Program, risks affecting the Company are identified. For 2024, cybersecurity was identified as a risk. The applicable subject matter experts brief the Company’s Board of Directors on the status of all top enterprise risks at least once per year. Finally, the Nuclear and Operating Committee of the Company’s Board of Directors provides ultimate oversight of cybersecurity risk and also receives briefings at least twice per year from the Cybersecurity Group, and notable audit findings relating to cybersecurity are aggregated and provided to the Board of Directors’ Audit Committee.

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

ITEM 2.  PROPERTIES

Generation Facilities

APS’s portfolio of owned generating facilities as of December 31, 2024 is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3	2		Coal	Base Load	380
Total Steam					1,350
Combined Cycle:
Redhawk	2		Gas	Load Following	1,136
West Phoenix	5		Gas	Load Following	874
Total Combined Cycle					2,010
Combustion Turbine:
Ocotillo	7		Gas	Peaking	630
Saguaro	3		Gas	Peaking	189
Douglas	1		Oil	Peaking	18
Sundance	10		Gas	Peaking	430
West Phoenix	2		Gas	Peaking	114
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	90
Total Combustion Turbine					1,618
Solar: (d)
Cotton Center	1		Solar	As Available	17
Hyder I	1		Solar	As Available	17
Paloma	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	20
Gila Bend	1		Solar	As Available	36
Hyder II	1		Solar	As Available	14
Foothills	1		Solar	As Available	38
Luke AFB	1		Solar	As Available	11
Desert Star	1		Solar	As Available	10
Red Rock	1		Solar	As Available	44
Agave Solar	1		Solar	As Available	150
APS Owned Distributed Energy			Solar	As Available	38
Multiple facilities			Solar	As Available	4
Total Solar					416
Total Capacity					6,540

(a)100% unless otherwise noted.
(b)APS’s 29.1% ownership in Palo Verde includes leased interests and is the largest capacity interest of all the participants. See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Nuclear” in Item 1 for details regarding leased interests in Palo Verde. The other participants are Salt River Project, SCE, El Paso Electric Company, Public Service Company of New Mexico, Southern California Public Power Authority, and Los Angeles Department of Water and Power.
(c)The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), Tucson Electric Power Company (7%) and NTEC (7%).  The plant is operated by APS.
(d)See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Energy Storage” above for details related to APS’s energy storage facilities and agreements.

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’s generating facilities.

See “Business of Arizona Public Service Company” in Item 1 for a map detailing the location of APS’s major power plants and principal transmission lines.

Transmission and Distribution Facilities

Current Facilities.  As of January 24, 2025, APS’s transmission facilities consist of approximately 5,817 pole miles of overhead lines and approximately 86 miles of underground lines, 5,757 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,317 miles of overhead lines and approximately 24,031 miles of underground primary cable (20,893 when excluding abandoned conductor), all of which are located in Arizona. APS also owns and maintains 485 substations, including both transmission and distribution yards. APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2024:

Percent Owned (Weighted-Average)
Arizona Nuclear Power Project 500kV System	33.3%
Navajo Southern System	24.7%
Palo Verde — Yuma 500kV System	25.5%
Four Corners Switchyards	58.0%
Phoenix — Mead System	17.1%
Palo Verde — Rudd 500kV System	50.0%
Morgan — Pinnacle Peak System	63.2%
Round Valley System	50.0%
Palo Verde — Morgan System	87.5%
Hassayampa — North Gila System	80.0%
Cholla 500kV Switchyard	85.7%
Saguaro 500kV Switchyard	60.0%
Kyrene — Knox System	50.0%
Agua Fria Switchyard	10.0%

Expansion.  Each year, APS prepares and files with the ACC a Ten-Year Transmission Plan.  In APS’s 2025 Ten-Year Plan, APS projects it will develop 184 miles of new transmission lines over the next 10 years. Additionally, APS plans to upgrade 687 miles of existing transmission lines over the same horizon. The 2025 Ten-Year Plan includes a 28-mile 500kV line from the Jojoba substation to the Rudd substation. The purpose of this 500kV line project is to bring in a new source to the west and southwest parts of the Phoenix metropolitan area which is experiencing rapid economic development. This new source will provide customers in the area greater access to a diverse mix of resources from around the region. Additionally, the 2025 Ten-Year Plan includes the rebuild of both Four Corners to Pinnacle Peak 345kV lines which span 289 miles each. This rebuild will replace aging towers to ensure continued reliability and safety, increase important capability to the Metro Phoenix area, and improve access to a diverse mix of resources from the Four Corners region throughout the Southwest. The 2025 Ten-Year Plan includes numerous projects with the purpose to interconnect new renewable energy resources to the transmission system.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors, or in certain cases also by the Human Resources Committee, at any time.  The executive officers, their ages at February 25, 2025, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Jeffrey B. Guldner (a)	59	Chairman of the Board, Chief Executive Officer and President of Pinnacle West	2019-Present
		Chairman of the Board and Chief Executive Officer of APS	2022-Present
		Chairman of the Board, Chief Executive Officer and President of APS	2021-2022
		Chairman of the Board and Chief Executive Officer of APS	2020-2021
		President of APS	2018-2020
		Executive Vice President, Public Policy of Pinnacle West	2017-2019
Elizabeth A. Blankenship	53	Vice President, Controller and Chief Accounting Officer of Pinnacle West and APS	2019-Present
		General Manager, Accounting Operations of APS	2019-2019
		Director, Accounting Operations of APS	2014-2019
Andrew D. Cooper	46	Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2022-Present
		Vice President and Treasurer of Pinnacle West and APS	2020-2022
		Director, Corporate Finance of Consolidated Edison Company of New York, Inc.	2017-2020
Jose L. Esparza	50	Senior Vice President, Public Policy of APS	2022-Present
		Vice President, Regulatory of APS	2022
		Officer and Senior Vice President, Customer Engagement and Information Technology of Southwest Gas	2019-2021
		Vice President, Customer Engagement of Southwest Gas	2012-2019
Theodore N. Geisler (a)	46	President of APS, Director on the Pinnacle West and APS Boards of Directors	2024-Present
		President of APS	2022-Present
		Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2020-2022
		Vice President and Chief Information Officer of APS	2018-2020
Adam C. Heflin	61	Executive Vice President and Chief Nuclear Officer, PVGS, of APS	2022-Present
		Chief Executive Officer of Wolf Creek Nuclear Operating Corporation	2014-2019
Paul J. Mountain	47	Vice President, Finance and Planning of Pinnacle West and APS	2024-Present
		Vice President, Finance and Treasurer of Pinnacle West and APS	2022-2024
		Vice President, Finance and Planning of Pinnacle West and APS	2020-2022
		General Manager, Finance of Pinnacle West	2017-2020
Robert E. Smith	55	Executive Vice President, Chief Legal Officer and Chief Development Officer of Pinnacle West and APS	2025-Present
		Executive Vice President, General Counsel and Chief Development Officer of Pinnacle West and APS	2021-2025
		Senior Vice President and General Counsel of Pinnacle West and APS	2018-2021
Jacob Tetlow	52	Executive Vice President and Chief Operating Officer of APS	2024-Present
		Executive Vice President, Operations of APS	2021-2024
		Senior Vice President, Non-Nuclear Operations of APS	2020-2021
		Vice President, Transmission and Distributions Operations of APS	2017-2020

(a)    On December 12, 2024, Pinnacle West announced that Jeffrey B. Guldner will retire from his position as Chairman of the Board, President, Chief Executive Officer and member of the Board of Directors of Pinnacle West and Chairman of the Board, Chief Executive Officer and member of the Board of Directors of APS, effective April 1, 2025. On April 1, 2025, Theodore N. Geisler will replace Mr. Guldner as Chairman of the Board, President, and Chief Executive Officer of Pinnacle West and Chairman of the Board and Chief Executive Officer of APS. He will continue to serve as President of APS and as a director on the Pinnacle West and APS Boards of Directors.

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange under stock symbol PNW.  At the close of business on February 20, 2025, Pinnacle West’s common stock was held of record by approximately 13,686 shareholders.

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  At December 31, 2024, APS did not have any outstanding preferred stock.

Stock Performance Chart

This graph compares the cumulative total shareholder return on Pinnacle West’s common stock during the five years ended December 31, 2024, to the cumulative total returns on the S&P 500 Index and the Edison Electric Index. The comparison assumes that $100 was invested on December 31, 2019, in Pinnacle West’s common stock and in each of the indices shown and that all of the dividends were reinvested.

$250
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
Pinnacle West Common Stock
Edison Electric Institute Index
S&P 500 Index

	Year Ended December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Pinnacle West Common Stock	$100	$92	$85	$96	$95	$117
Edison Electric Institute Index	$100	$99	$116	$117	$107	$127
S&P 500 Index	$100	$118	$152	$125	$157	$197

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Consolidated Financial Statements and APS’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. This discussion provides a comparison of the 2024 results with 2023 results. For the discussion of 2023 compared to 2022, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pinnacle West Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A.

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

Customer-Focused

APS’s focus remains on its customers and the communities it serves. Accordingly, it is APS’s goal to achieve an industry-leading, best-in-class customer experience. This multi-year objective includes incrementally improving APS’s J.D. Power (“JDP”) residential and business customer satisfaction ratings from the fourth to the top of second quartile for its customers. For 2024, APS ranked at the top of the second quartile for large investor-owned utilities for both business and residential customers, with the residential results being APS’s highest rank and placement since 2016.

In furtherance of a customer-centric culture, APS employees have delivered an enhanced customer experience in recent years through a number of past and ongoing initiatives, such as improving the ease-of-use of APS’s automated phone system, improving the speed of answering customer calls, advancing phone advisor soft skill development through updated training curriculum, and adding 1,100-plus in-person payment locations, as well as introducing new customer payment channels. Recently, APS redesigned its customer bills with the aim of increasing personalization and helping customers better understand their energy use and find ways to save. APS also implemented numerous enhancements to its website, including improving page-loading speeds, adding user-friendly dashboards, and making content more simple, relevant, and useful. APS enhanced other customer touchpoints, such as communications throughout outages and the online outage center in addition to continuing to communicate with customers in their preferred channels about topics that matter most to them, such as reliability, energy-efficiency, financial assistance, the environment, and programs that enable them to design their own personalized energy experience. Finally, APS continues to focus on employee learning, training, tools, and resources to ensure all employees understand their role in APS customers’ experiences.

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

Wildfire safety remains a critical focus for APS and other utilities. We have increased investment in fire mitigation efforts to clear defensible space around our infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders and educate customers and communities. We also increased spend on mitigating the risk associated with trees that could cause hazards, resulting in more of these trees being removed before they could cause outages or wildfires. These programs contribute to customer reliability, responsible forest management and safe communities. With recent wildfire events in Hawaii, California, and across North America, we have been devoting and will continue to devote substantial efforts to analyzing and developing enhancements to our systems and processes to mitigate fire risk within our service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities. APS completed implementation of fire modelling software that we are utilizing to more surgically identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. In 2024, APS began installing a system of artificial intelligence-based fire sensing cameras with the ability to detect and alert on fire ignitions. These alerts are sent both to APS and fire response dispatch centers to speed fire response in APS’s service territory regardless of the cause of the fire. APS also implemented a PSPS program on certain feeders that began in the 2024 fire season, leveraging the additional real-time analysis provided by the new modelling software, and has educated and is continuing education outreach to customers and communities that may potentially be impacted by the PSPS program. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

For example, on August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter. See Note 3 for more information.

Additionally, APS was selected by the DOE’s Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program and is contingent on APS negotiating and executing final grant agreements with GDO.

Maintaining reliability and affordability for customers during the clean energy transition is fundamental to APS’s strategy. Dispatchable natural gas generators provide energy during times when intermittent resources, such as solar and wind, are insufficient to meet customer demand. In addition to the previously added natural gas units at the modernized Ocotillo Power Plant in 2019 and efficiency improvements to gas units at the Redhawk, Sundance, and West Phoenix Power Plants in 2024, APS has contracted for two simple cycle combustion turbines (approximately 90 MW in total) at Sundance, which are expected to be in service in 2026, and eight simple cycle combustion turbines (approximately 397 MW in total) at Redhawk, which are expected to be in service in 2028. APS continues to evaluate and pursue options for reliably serving growing customer energy needs and demand.

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

APS went live with a new Energy Management System (“EMS”) in April 2024. APS expects the new EMS to provide a better foundation which will improve future integration of the renewable and energy storage assets into APS’s generation resource portfolio, allowing APS to maximize the flexibility of its resources and fully engage in the Western Energy Imbalance Market (“WEIM”). APS also believes it will better position APS to participate in market opportunities that develop over the next decade.

APS’s key elements to delivering reliable power include resource and transmission planning, sufficient reserve margins, partnering with customers to manage peak demand, fire mitigation, and operational preparedness, among others. Seasonal readiness procedures at APS include inspections to ensure good material conditions and critical control system surveys. APS also plans for the unexpected by conducting emergency operations drills and coordinating with federal, state, and local agencies on fire and emergency management.

Affordable

APS continues to focus on mitigating the cost pressures related to inflation and other factors, such as tariffs. Overall inflation grew by 1.6% in Phoenix and 2.9% nationally over the twelve months ended December 2024. Although inflationary impacts to APS began to slow in 2024, APS is still managing the impacts high inflation. Additionally, the implementation of recent and future tariffs could further escalate costs and introduce supply chain constraints.

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

There are also external opportunities under APS’s customer affordability initiative, such as APS’s participation in the WEIM. WEIM continues to be a tool for creating savings for APS’s customers from the real-time, voluntary market. APS continues to expect that its participation in WEIM will lower its fuel and purchased-power costs, improve situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool (“SPP”). The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS announced a market decision to pursue participation in SPP Markets+. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and is transitioning to full binding participation as early as summer 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability.

In terms of generation affordability, every three years, APS performs a comprehensive study, called an Integrated Resource Plan (“IRP”), to identify what resources will be necessary to safely and reliably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy generating resources to reliably serve customers’ future energy needs in the most affordable and sustainable manner possible. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the ASRFP process, with the most recent ASRFPs being issued in 2022, 2023, and 2024. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources. Through the ASRFP process, APS has found that clean resources like wind, solar, and energy storage technology, are important elements of a least cost portfolio. During the clean energy transition, dispatchable resources will play a vital role in maintaining grid reliability by serving as a back-up to intermittent energy resources when output is insufficient to meet customer needs. Over the long term, each resource in a balanced and diverse portfolio is expected to provide complementary value and contribute to sustained delivery of reliable electric service.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already more than 50% clean and plans to continue to add more renewables and energy storage. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS’s generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix, which includes all carbon-free resources like nuclear, renewables, and demand-side management. “Renewable” energy includes generation resources such as solar, wind, and biomass, and is measured in accordance with the ACC Renewable Energy Standard as a percentage of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward a 100% clean, carbon-free energy mix by 2050.

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

On June 30, 2023, APS issued an ASRFP (the “2023 ASRFP”) pursuant to which APS procured nearly 7,300 MW of new resources to be in service from 2026 to 2028.

On November 20, 2024, APS issued an ASRFP (the “2024 ASRFP”) seeking 2,000 MW of resources. APS is seeking projects that can reach commercial operation beginning June 1, 2028 through June 1, 2030 but will consider projects that may achieve commercial operation as early as 2026. Additionally, APS is interested in projects that require longer planning, permitting, and construction and can be commercially operational after June 1, 2030. Bids for the 2024 ASRFP were due on February 5, 2025.

The following table summarizes the resources in APS’s renewable energy portfolio that are in operation, planned or under development as of the date of this report. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting, and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	416	168
PPAs Renewables:
Solar	585	3,321
Wind	853	500
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total PPAs	1,465	3,821
Total Distributed Energy: Solar (a)	1,727	63	(b)
Total Renewable Portfolio	3,608	4,052
(a)    Includes rooftop solar facilities owned by third parties. DG is produced in direct current and is converted to alternating current for reporting purposes.
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

	Net Capacity in Operation (MW)		Net Capacity Planned / Under Development (MW)
APS Owned Energy Storage	201	(a)	150
PPAs Energy Storage	405		5,087
Customer-Sited Energy Storage	62		51
Total Energy Storage Portfolio	668		5,288
(a)    Includes 0.3 MW of APS-owned customer-sited energy storage.

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

Developing Clean Energy Technologies

New Nuclear Generation

APS, along with other Arizona electric utilities, is exploring new nuclear generation to provide around-the-clock carbon-free energy to meet rising energy demands in Arizona. APS has been monitoring emerging nuclear technologies, such as small modular nuclear reactors (“SMRs”). SMRs are typically designed to generate 300 MW or less of energy per unit compared to, for example, the 1,400 MW per unit generated at Palo Verde. The utilities have applied for a grant from the DOE to begin preliminary exploration of a potential site for additional nuclear energy for Arizona. The grant could support a three-year site selection process and possible preparation of an early site permit application to NRC.

Electric Vehicles

As a part of the statewide transportation electrification plan (“TE Plan”) adopted in 2021, the ACC approved a target of 450,000 light-duty electric vehicles (“EVs”) in APS’s service territory by 2030. APS’s Take Charge AZ (“TCAZ”) program has helped to deploy Level 2 EV charging stations on customer properties for fleet, public, and workplace EV charging. As of December 31, 2024, APS has installed 829 energized Level 2 charging ports at 197 customer locations. Additionally, APS has energized direct current fast charging stations that are owned and operated by APS at five locations in Arizona: Sedona, Prescott, Globe, Show Low, and Payson. Effective December 12, 2023, the TCAZ program was discontinued by the ACC. As part of that decision, APS was permitted to complete certain projects that were in process as of December 12, 2023.

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

APS filed its 2024 DSM Implementation Plan on November 30, 2023. The 2024 DSM Implementation Plan includes APS’s 2024 TE Plan and, among other things, proposes two new programs that were initially proposed in the 2023 DSM Implementation Plan: an expanded residential EV Managed Charging program and a Commercial EV Make-Ready Program. On April 26, 2024, APS filed an amended 2024 DSM Implementation Plan. The amended 2024 DSM Implementation Plan includes an updated budget of $90.9 million to reflect removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, an update on the performance incentive calculation, and the withdrawal of tranches two and three of the residential battery pilot. The amended 2024 DSM Plan is still pending ACC review and approval. APS will not file a 2025 DSM Implementation Plan, pending ACC review of the amended 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding.

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

In 2024, the Sustainability Department engaged an external consultant and leveraged input from employees, large customers, limited-income advocates, economic development groups, tribes, nonprofits, environmental non-governmental organizations, residential customers, and other stakeholders to identify and assess the sustainability issues that matter most. In total, 15 Priority Sustainability Issues (“PSIs”) were identified and prioritized. The top five issues that were prioritized by stakeholders are as follows: energy affordability, electric reliability, clean energy and decarbonization, workforce development, and climate resilience and adaptation. Understanding the sustainability priorities of internal and external stakeholders can help companies improve performance, identify risks and opportunities, and refine sustainability strategy.

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

Artificial Intelligence

To address the rapid advancement of artificial intelligence technology risks and opportunities, APS has developed a cross functional governance structure with leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams. This cross functional structure assesses the opportunities and risks in alignment with enterprise strategy to ensure compliance with data security and reliability requirements as well as our Code of Ethical Conduct, while observing market trends in this rapidly evolving area.

Regulatory Overview

APS expects to file an application with the ACC for its next general rate case mid-year 2025 and is continuing to evaluate the timing of such filing.

2022 Retail Rate Case

APS filed an application with the ACC on October 28, 2022 (the “2022 Rate Case”) seeking an increase in annual retail base rates.

On January 25, 2024, an Administrative Law Judge issued a ROO in the 2022 Rate Case, as corrected on February 6, 2024 (the “2022 Rate Case ROO”). The 2022 Rate Case ROO recommended, among other things, (i) a $523.1 million increase in the annual base rate revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.36%, (v) 12 months of post-test year plant and the inclusion of the Four Corners Effluent Limitations Guideline (“ELG”) project, (vi) the approval of APS’s System Reliability Benefit (“SRB”) proposal with certain procedural and other modifications, (vii) no additional Coal Community Transition (“CCT”) funding, (viii) a 5.0% return on the prepaid pension asset and a return of 5.35% on the OPEB liability, and (ix) no disallowances on APS’s coal contracts.

The 2022 Rate Case ROO also recommended a number of changes to existing adjustors, including (i) the approval of modified DSM performance incentives and the requested DSM transfer to base rates, (ii) the retention of $1.9 million of Renewable Energy Adjustment Charge (“REAC”) in the adjustor rather than base rates, (iii) a partial transfer of $27.1 million of LFCR funds to base rates, and (iv) the adoption of an increase in the annual PSA cap to $0.006/kWh.

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an ASRFP, and (viii) recovery of all DSM costs through the DSM Adjustment Charge (“DSMAC”) rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires

APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the Commission’s December 17, 2024 decision on the rehearing. The Commission has taken no action on these requests. In addition, each of these parties have subsequently filed notices of appeal to the Arizona Court of Appeals seeking review of the Commission’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC (the “2019 Rate Case”) for an annual increase in retail base rates. On August 2, 2021, an Administrative Law Judge issued a ROO in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021. Subsequently, the ACC approved an amended 2019 Rate Case ROO on November 2, 2021.

After the 2019 Rate Case decision, APS filed an application for rehearing of the 2019 Rate Case and later filed a Notice of Direct Appeal by APS at the Arizona Court of Appeals, requesting review of certain matters from the 2019 Rate Case decision. The Arizona Court of Appeals affirmed in part and reversed in part the ACC’s decision in the 2019 Rate Case, remanding the issue to the ACC for further proceedings. On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of $215.5 million in costs related to the installation of the Four Corners selective catalytic reduction (“SCR”) project, a reversal of the 20 basis points reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case decision, and recovery of $59.6 million in revenue lost by APS between December 2021 and June 20, 2023. The joint resolution provides for a new Court Resolution Surcharge (“CRS”) mechanism, which is designed to recover the $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through the CRS mechanism, which became effective on July 1, 2023. As of December 31, 2024, $26.2 million of the $59.6 million of lost revenue has been recovered. Finally, the CRS tariff has been updated to account for changes to return on equity and depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement allows regulated utilities to propose formula rate plans in future rate cases. Proposed plans must be based on a historical test year, include an annual update with a true-up and an earnings test to ensure a utility earns within a 20 basis points band of its authorized return on equity. Proposed plans should also include an annual meeting and challenge periods for stakeholder feedback. Utilities that implement formula rates also must file a full rate case at least every five years unless an alternate schedule is set by the ACC. APS cannot predict the outcome of this matter.

Cholla

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of the remaining Cholla units. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including legally required site environmental remediation, CCR corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. APS cannot predict the outcome of this matter.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter.

See Note 3 for information regarding additional regulatory matters.

Captive Insurance Cell

Pinnacle West is the primary beneficiary of a protected cell captive insurance company. The Captive provides insurance coverage to Pinnacle West and our subsidiaries that supplements third-party insurance policies. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 10. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (“IRA”) significantly expands the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions that are relevant to APS’s clean energy commitment include (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; (iii) introduction of technology neutral clean energy ITCs and PTCs beginning in 2025; and (iv) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032. The Internal Revenue Service and U.S. Treasury Department have issued preliminary guidance related to various provisions of the IRA that have enabled APS to claim credits related to its solar and energy storage investments. The Company continues to await regulations and other guidance, including with respect to the nuclear PTC, which will provide additional details and clarifications regarding how the Company may be able to claim IRA tax credits. See Note 4 for more information.

The prospects for federal tax reform, including potential modification or repeal of the IRA tax provisions, have increased due to the results of the 2024 election. Any such reform may impact the availability of future potential tax benefits from the IRA and could impact the Company’s effective tax rate, cash taxes paid and other financial results such as earnings per share, gross revenues, and cash flows. We cannot predict the timing or extent of such tax-related developments which, absent appropriate regulatory treatment, may have a negative impact on our financial results.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and may readily access these facilities ensuring adequate liquidity for each company. Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

PNW Power. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary BCE to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. The final closing of the BCE Sale was completed on January 12, 2024. See Note 20 for additional details. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a wholly-owned subsidiary of Pinnacle West.

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

El Dorado. El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $18.8 million has been funded as of December 31, 2024. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which approximately $11.8 million has been funded as of December 31, 2024. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $1.2 million has been funded as of December 31, 2024. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI Advanced Power Solutions (“SAI”), a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method, with a December 31, 2024 investment carrying value of zero. SAI has seen an increased demand for their customized switchgear products. El Dorado has no funding commitments to SAI.

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

Electric Operating Revenues. For the years 2022 through 2024, retail electric revenues comprised approximately 92% of our total operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms. These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand, and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the year ended December 31, 2024, compared with the prior-year period. For the three years through 2024, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2025 and the average annual growth to be in the range of 1.5% to 2.5% through 2027 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 5.7% for the year ended December 31, 2024, compared with the prior-year period. While steady customer growth was somewhat offset by weaker usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of positive sales for this period were continued strong sales to commercial and industrial customers and the ramp-up of new data center and large manufacturing customers.

For the three years through 2024, annual retail electricity sales growth averaged 3.2%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large data centers and new large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 4.0% to 6.0% for 2025 and that average annual growth will be in the range of 4.0% to 6.0% through 2027, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large data centers and new large manufacturing facilities, which are expected to contribute to 2025 growth in the range of 3.0% to 5.0% and to average annual growth in the range of 3.0% to 5.0% through 2027.

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

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer data centers and large manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs and growth in DG, responses to retail price changes, changes in regulatory standards, and impacts of new and existing laws and regulations, including environmental laws and regulations. Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $24 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $6 million.

Weather. In forecasting the retail sales growth numbers provided above, we assume normal weather patterns based on historical data. Our experience indicates that typical variations from normal weather can result in increases and decreases in annual net income of up to $20 million. However, since 2020, extreme weather events, such as record-setting summer heat and decreased annual precipitation in our service territory, have resulted in increases in annual net income that are more than historically typical, on average.

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

Pension and Other Postretirement Non-Service Credits, Net. Pension and other postretirement non-service credits can be impacted by changes in our actuarial assumptions. The most relevant actuarial assumptions are the discount rate used to measure our net periodic costs/credit, the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term, the mortality assumptions and the assumed healthcare cost trend rates. We review these assumptions on an annual basis and adjust them as necessary. See Note 7.

Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by changes in plant balances related to new investments and improvements to existing facilities, the value of property in service and under construction, assessment ratios, and tax rates. The average property tax rate in Arizona for APS, which owns essentially all of our property, was 9.7% of the assessed value for 2024, 10.0% for 2023, and 10.2% for 2022. Property taxes increased in 2024 due to higher plant balances related to expansion and improvements on our existing generation, transmission, and distribution facilities, partially offset by legislative changes reducing both property tax assessment ratios and rates in Arizona.

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

RESULTS OF OPERATIONS

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission, and distribution. Our reportable segment activities are conducted through our wholly-owned subsidiary, APS. All other operating segment activities are insignificant to Pinnacle West.

Operating Results – 2024 compared with 2023

Our consolidated net income attributable to common shareholders for the year ended
December 31, 2024, was $609 million, compared with consolidated net income attributable to common shareholders of $502 million for the prior-year period.  The results reflect an increase of approximately $107 million, primarily as a result of the impacts of new customer rates, increased customer usage and growth, the effects of weather, and higher CRS revenue and LFCR revenue. These positive factors were partially offset by higher operations and maintenance expense, higher depreciation and amortization expense mostly due to increased plant and intangible assets, higher interest charges, net of AFUDC, higher income taxes and lower transmission revenues.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Net Change	2024	2023	Net Change
	(dollars in millions)
Operating revenues	$5,125	$4,696	$429	$5,125	$4,696	$429
Fuel and purchased power expense	(1,823)	(1,793)	(30)	(1,823)	(1,793)	(30)
Operating revenues less fuel and purchased power expenses	3,302	2,903	399	3,302	2,903	399
Operations and maintenance	(1,165)	(1,059)	(106)	(1,159)	(1,044)	(115)
Depreciation and amortization	(895)	(794)	(101)	(895)	(794)	(101)
Taxes other than income taxes	(227)	(224)	(3)	(227)	(224)	(3)
Allowance for equity funds used during construction	39	53	(14)	39	53	(14)
Pension and other postretirement non-service credits, net	49	41	8	49	42	7
Other income and expenses, net	11	7	4	(11)	7	(18)
Interest charges, net of allowance for borrowed funds used during construction	(377)	(331)	(46)	(312)	(285)	(27)
Income taxes	(111)	(77)	(34)	(127)	(94)	(33)
Less income related to noncontrolling interests	(17)	(17)	—	(17)	(17)	—
Net Income Attributable to Common Shareholders	$609	$502	$107	$642	$547	$95

Operating revenues less fuel and purchased power expenses. Operating revenues less fuel and purchased power expenses were $399 million higher for the year ended December 31, 2024, compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 3)	$260	$—	$260
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	112	55	57
Effects of weather	76	23	53
CRS revenue (Note 3)	17	—	17
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	21	4	17
LFCR revenue (Note 3)	16	—	16
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(61)	(52)	(9)
Lower transmission revenues (Note 3)	(12)	—	(12)
Total	$429	$30	$399
Operations and maintenance.  Operations and maintenance expenses increased $106 million for the year ended December 31, 2024, compared with the prior-year period primarily due to:

•an increase of $27 million related to information technology costs;
•an increase of $25 million related to transmission, distribution, and customer service costs;
•an increase of $20 million related to non-nuclear generation costs, primarily due to increased planned outages;
•an increase of $16 million related to employee benefit costs;
•an increase of $14 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•an increase of $7 million related to corporate resource costs; and
•a decrease of $3 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $101 million higher for the year ended December 31, 2024, compared to the prior-year period, primarily due to increased plant in service and intangible assets.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of AFUDC, were $60 million higher for the year ended December 31, 2024, compared to the prior-year period, primarily due to higher debt balances and higher interest rates in the current period, higher allowance for borrowed funds and lower allowance for equity funds.

Other income and expenses, net. Other income and expenses, net were $4 million higher for the year ended December 31, 2024, compared to the prior-year period, primarily due to the gain on the sale of BCE, partially offset by higher corporate giving expense. See Note 16. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE.

Income taxes.  Income taxes were $34 million higher for the year ended December 31, 2024, compared with the prior-year period, primarily due to higher pre-tax income, and lower tax benefits from AFUDC equity, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2024, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $8.3 billion, and total capitalization was approximately $15.9 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand. APS’s sources of cash include cash from operations and external sources of liquidity, including long- and short-term external debt financing such as commercial paper, term loan and its revolving credit facility. Cash from operations is dependent upon, among other things, the rates APS may charge and the timeliness of recovering costs incurred through its rates and adjustor recovery mechanisms. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West. On December 17, 2024, the ACC issued a financing order approving a limit on yearly equity infusions equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points.

On June 12, 2024, Pinnacle West contributed $450 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness. On December 23, 2024, Pinnacle West contributed $345 million into APS in the form of an equity infusion. APS used this contribution to repay a portion of commercial paper borrowings and for other general corporate purposes.

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2029. See Note 5.

Pinnacle West has an ATM program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. As of December 31, 2024, approximately $850 million of common stock is available to be issued under the ATM program, which takes into account the forward sale agreement in effect as of December 31, 2024.

In addition to the ATM program, Pinnacle West has forward sale agreements from an equity offering in February 2024 in effect as of December 31, 2024. In December 2024, Pinnacle West partially settled the February 2024 Forward Sale Agreements with the issuance of 5,377,115 shares of common stock and received net proceeds of $345 million. The proceeds were recorded in equity. At December 31, 2024, Pinnacle West could have settled the remaining February 2024 Forward Sale Agreements with the issuance of 5,863,486 shares of common stock in exchange for cash of $377 million. For additional information regarding common stock issuances, the ATM program, and outstanding forward sale agreements, see Note 13.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2024, and 2023 (dollars in millions):

Pinnacle West Consolidated

	2024	2023	Net Change
Net cash flow provided by operating activities	$1,610	$1,207	$403
Net cash flow used for investing activities	(1,934)	(1,694)	(240)
Net cash flow provided by financing activities	323	487	(164)
Net decrease in cash and cash equivalents	$(1)	$—	$(1)

Arizona Public Service Company

	2024	2023	Net Change
Net cash flow provided by operating activities	$1,610	$1,275	$335
Net cash flow used for investing activities	(1,986)	(1,687)	(299)
Net cash flow provided by financing activities	375	412	(37)
Net decrease in cash and cash equivalents	$(1)	$—	$(1)

 Operating Cash Flows

2024 Compared with 2023. Pinnacle West’s consolidated net cash provided by operating activities was $1,610 million in 2024 compared to $1,207 million in 2023, an increase of $403 million in net cash provided, primarily due to $447 million higher cash receipts from electric revenues, $236 million lower fuel and purchased power costs, $15 million change in net collateral, partially offset by $125 million higher income taxes paid, $104 million higher payments for operations and maintenance costs, $49 million higher interest payments and $17 million of other changes in working capital. The difference between APS’s and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s higher income tax cash payments to Pinnacle West and other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was estimated to be 100% funded as of January 1, 2025, and was 113% as of January 1, 2024. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We did not make any contributions to our pension plan in 2024 and 2023.  The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary cash contributions in 2025, 2026 or 2027. Regarding contributions to our other postretirement benefit plan, we did not make any contributions in 2024 or 2023 and do not expect to make any contributions in 2025, 2026 or 2027. The Company was reimbursed $27 million in 2024, $23 million in 2023, and $26 million in 2022 for prior years retiree medical claims from the other postretirement benefit plan trust assets. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 99% funded as of December 31, 2024, and our postretirement benefit plans were 195% funded, as measured for GAAP purposes at December 31, 2024. See Note 7 for additional details.

Investing Cash Flows

2024 Compared with 2023. Pinnacle West’s consolidated net cash used for investing activities was $1,934 million in 2024 compared to $1,694 million in 2023, an increase of $240 million primarily related to $272 million of increased capital expenditures and $21 million of additional investing activity, partially offset by proceeds of $61 million from the BCE Sale. See Note 20. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale and investments into the Captive Insurance Cell VIE. See Note 17.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2025	2026	2027
APS
Generation:
Clean:
Nuclear Generation	$150	$165	$185
Renewables and Energy Storage Systems (“ESS”)	335	165	430
Other Generation (a)	420	540	335
Distribution	665	670	675
Transmission	450	675	750
Other	380	335	275
Total APS	$2,400	$2,550	$2,650
(a)Includes gas generation and environmental projects.

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

Financing Cash Flows and Liquidity

2024 Compared with 2023. Pinnacle West’s consolidated net cash provided by financing activities was $323 million in 2024 compared to $487 million in 2023, a decrease of $164 million in net cash provided primarily due to $842 million higher long-term debt repayments and a net decrease in short-term debt borrowings of $283 million, partially offset by $624 million in higher issuances of long-term debt and an equity issuance of $345 million.

APS’s consolidated net cash provided by financing activities was $375 million in 2024 compared to $412 million in 2023, a decrease of $37 million in net cash provided primarily due to a net decrease in short-term borrowings of $374 million, $250 million higher long-term debt repayments and $50 million in lower issuances of long-term debt, partially offset by $645 million in higher equity infusions.

Significant Financing Activities.  On December 11, 2024, the Pinnacle West Board of Directors declared a dividend of $0.895 per share of common stock, payable on March 3, 2025, to shareholders of record on February 3, 2025. During 2024, Pinnacle West increased its indicated annual dividend from $3.52 per share to $3.58 per share. For the year ended December 31, 2024, Pinnacle West’s total dividends paid per share of common stock were $3.54 per share, which resulted in dividend payments of $395 million.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 5 for more information on available credit facilities.

Equity Offerings. Pinnacle West has an ATM program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. On December 31, 2024, Pinnacle West could have settled the outstanding November 2024 ATM Forward Sale Agreement with the physical delivery of 552,833 shares of Pinnacle West common stock in exchange for cash of approximately $50 million. As of December 31, 2024, Pinnacle West has not received any proceeds relating to the November 2024 Forward Sale Agreement. In addition to the ATM program, Pinnacle West entered into certain equity forward sale agreements in February 2024, which were partially settled in December 2024 with the issuance of 5,377,115 shares of common stock. In connection with the partial settlement, Pinnacle West received net proceeds of $345 million. At December 31, 2024, Pinnacle West could have settled the remaining February 2024 Forward Sale Agreements with the issuance of 5,863,486 shares of common stock in exchange for cash of $377 million. See Note 13.

Other Financing Matters.  See Note 15 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2024, the ratio was approximately 59% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

On December 17, 2024, the ACC issued a financing order reaffirming the short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and approving an increase of the long-term debt limit to $9.5 billion and a limit of permitted annual equity infusions into APS equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points. See Note 6 for additional long-term debt provisions and further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 18, 2025, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. On March 7, 2024, S&P affirmed the ratings and revised Pinnacle West’s and APS’s outlooks from negative to stable. On March 20, 2024, Moody’s downgraded both Pinnacle West’s and APS’s credit ratings by a notch and revised their outlooks from negative to stable. On March 26, 2024, Fitch affirmed APS’s ratings and downgraded Pinnacle West’s ratings by a notch. Fitch revised the outlook for both Pinnacle West and APS from negative to stable. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

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

Contractual Obligations

Pinnacle West has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

•Pinnacle West and APS have material long-term debt obligations that mature at various dates through 2050 and bear interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at December 31, 2024. See Note 6.

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

•Pinnacle West’s equity forward sale agreements, which may be settled by Pinnacle West with common stock or cash. Pinnacle West has classified these agreements as equity transactions in accordance with GAAP. See Note 13.

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

Management judgments include continually assessing the likelihood of future recovery of regulatory assets and/or a disallowance of part of the cost of recently completed plant, by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings, except for pension benefits, which would be charged to OCI and result in lower future earnings.  Management judgments also include assessing the impact of potential ACC- or FERC-ordered refunds to customers on regulatory liabilities. We had $1,810 million of regulatory assets and $2,062 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2024. See Notes 1 and 3 for more information.

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

Healthcare Cost Trend Rates. We consider past performance and forecasts of health care costs, and our actuary provides the Company with a medical trend recommendation based on national medical trend, historical claims performance, benchmarking, and plan design changes.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2024, reported pension assets and liabilities on the Consolidated Balance Sheets and our 2024 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on the Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Plans	Impact on Pension Expense
Discount rate (b):
Increase 1%	$(231)	$(11)
Decrease 1%	271	11
EROA:
Increase 1%	—	(24)
Decrease 1%	—	24
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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2024, other postretirement benefit obligation on the Pinnacle West’s Consolidated Balance Sheets and our 2024 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Plans	Impact on Other Postretirement Benefit Expense
Discount rate (b):
Increase 1%	$(32)	$(2)
Decrease 1%	38	3
Healthcare cost trend rate (c):
Increase 1%	12	5
Decrease 1%	(10)	(5)
EROA – pretax:
Increase 1%	—	(6)
Decrease 1%	—	6

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

AROs as of December 31, 2024 are described further in Note 11.

OTHER ACCOUNTING MATTERS

We adopted new accounting standard, ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, on December 31, 2024. We will adopt new accounting standard, ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, on December 31, 2025. We are currently evaluating the disclosure impacts of the pending adoption of the new accounting standard, ASU 2024-03, Income Statement Reporting: Expense Disaggregation Disclosures, effective for us on December 31, 2027. See Note 21 for additional information relating to new accounting standards.

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

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2024, and 2023.  If variable interest rates were to increase by 10% from the December 31, 2024, levels, it would not have a material effect on Pinnacle West Consolidated or APS Consolidated annual interest expense. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2024, and 2023 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2024	Rates	Amount	Rates	Amount	Rates	Amount
2025	4.90%	$568	—	$—	1.99%	$800
2026	—	—	5.88%	350	2.55%	250
2027	—	—	—	—	4.10%	825
2028	—	—	—	—	—	—
2029	—	—	4.01%	164	2.60%	405
Years thereafter	—	—	—	—	4.31%	6,125
Total		$568		$514		$8,405
Fair value		$568		$514		$7,405

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2023	Rates	Amount	Rates	Amount	Rates	Amount
2024	5.46%	$610	6.20%	$625	3.35%	$250
2025	—	—	—	—	1.99%	800
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
2028	—	—	—	—	—	—
Years thereafter	—	—	4.11%	164	4.22%	6,080
Total		$610		$789		$7,680
Fair value		$610		$789		$6,767

The tables below present contractual balances of APS’s long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2024, and 2023.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2024, and 2023 (dollars in millions):

APS — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2024	Rates	Amount	Rates	Amount	Rates	Amount
2025	4.62%	$340	—	$—	3.15%	$300
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
2028	—	—	—	—	—	—
2029	—	—	4.01%	164	2.60%	405
Years thereafter	—	—	—	—	4.31%	6,125
Total		$340		$164		$7,380
Fair value		$340		$164		$6,361

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2023	Rates	Amount	Rates	Amount	Rates	Amount
2024	5.46%	$533	—	$—	3.35%	$250
2025	—	—	—	—	3.15%	300
2026	—	—	—	—	2.55%	250
2027	—	—	—	—	2.95%	300
2028	—	—	—	—	—	—
Years thereafter	—	—	4.11%	164	4.22%	6,080
Total		$533		$164		$7,180
Fair value		$533		$164		$6,296

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	December 31, 2024	December 31, 2023
Mark-to-market of net positions at beginning of year	$(120)	$96
Decrease (increase) in regulatory asset	78	(216)
Mark-to-market of net positions at end of year	$(42)	$(120)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) at December 31, 2024, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2025	2026	2027	2028	2029	Total Fair Value
Observable prices provided by other external sources	$(32)	$2	$3	$—	$—	$(27)
Prices based on unobservable inputs	(6)	(9)	—	—	—	(15)
Total by maturity	$(38)	$(7)	$3	$—	$—	$(42)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets (dollars in millions):

	December 31, 2024 Gain (Loss)		December 31, 2023 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$3	$(3)	$9	$(9)
Natural gas	75	(75)	55	(55)
Total	$78	$(78)	$64	$(64)
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.  The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pinnacle West Capital Corporation
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
•We read relevant regulatory rate orders issued by the ACC for APS and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information, regulatory orders and filings, and compared to management’s recorded regulatory assets and liabilities for completeness.
◦We read the ACC’s approved decision regarding the 2022 Retail Rate Case.
◦We obtained the Company’s internally prepared memo concluding on the impacts of the ACC’s approved decision regarding the 2022 Retail Rate Case on rates and recorded regulatory balances.
◦We read and analyzed the minutes of the Boards of Directors of the Company for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.
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
February 25, 2025

We have served as the Company’s auditor since 1932.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

OPERATING REVENUES (Note 2)	$5,124,915	$4,695,991	$4,324,385
OPERATING EXPENSES
Fuel and purchased power	1,822,566	1,792,657	1,629,343
Operations and maintenance	1,165,156	1,058,725	987,072
Depreciation and amortization	895,346	794,043	753,195
Taxes other than income taxes	227,395	224,013	220,370
Other expense	2,389	1,913	2,494
Total	4,112,852	3,871,351	3,592,474
OPERATING INCOME	1,012,063	824,640	731,911
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	38,620	53,118	45,263
Pension and other postretirement non-service credits, net (Note 7)	48,870	40,648	98,487
Other income (Note 16)	48,614	33,666	7,916
Other expense (Note 16)	(34,136)	(25,056)	(52,385)
Total	101,968	102,376	99,281
INTEREST EXPENSE
Interest charges	425,742	374,887	283,569
Allowance for borrowed funds used during construction (Note 1)	(48,270)	(43,564)	(28,030)
Total	377,472	331,323	255,539
INCOME BEFORE INCOME TAXES	736,559	595,693	575,653
INCOME TAXES (Note 4)	110,529	76,912	74,827
NET INCOME	626,030	518,781	500,826
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	17,224
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$608,806	$501,557	$483,602

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	113,846	113,442	113,196
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	116,232	113,804	113,416

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$5.35	$4.42	$4.27
Net income attributable to common shareholders — diluted	$5.24	$4.41	$4.26

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

NET INCOME	$626,030	$518,781	$500,826

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(292), $234, and $615	(891)	713	1,873
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(1,073), $801, and $(7,078) (Note 7)	3,093	(2,422)	21,553
Total other comprehensive income (loss)	2,202	(1,709)	23,426

COMPREHENSIVE INCOME	628,232	517,072	524,252
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	17,224

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$611,008	$499,848	$507,028

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,838	$4,955
Customer and other receivables	525,608	513,892
Accrued unbilled revenues	176,903	167,553
Allowance for doubtful accounts (Note 2)	(24,849)	(22,433)
Materials and supplies (at average cost)	469,022	444,344
Income tax receivable (Note 4)	—	332
Fossil fuel (at average cost)	32,420	49,203
Assets from risk management activities (Note 15)	10,578	6,808
Assets held for sale (Note 20)	—	35,139
Deferred fuel and purchased power regulatory asset (Note 3)	287,597	463,195
Other regulatory assets (Note 3)	133,372	162,562
Other current assets	74,915	101,417
Total current assets	1,689,404	1,926,967
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,282,845	1,201,246
Other special use funds (Notes 12, 17 and 18)	408,357	362,781
Assets from risk management activities (Note 15)	5,980	—
Other assets	115,095	102,845
Total investments and other assets	1,812,277	1,666,872
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	25,860,950	24,211,167
Accumulated depreciation and amortization	(9,027,426)	(8,408,040)
Net	16,833,524	15,803,127
Construction work in progress	1,592,659	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation of $268,894 and $264,624 (Note 17)	82,556	86,426
Intangible assets, net of accumulated amortization of $925,880 and $885,505	591,310	267,110
Nuclear fuel, net of accumulated amortization of $115,894 and $118,074	97,850	99,490
Total property, plant and equipment	19,197,899	17,980,157
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4 and 7)	1,389,489	1,390,279
Operating lease right-of-use assets (Note 8)	1,605,463	1,309,975
Assets for pension and other postretirement benefits (Note 7)	342,102	323,438
Other	66,126	63,465
Total deferred debits	3,403,180	3,087,157
TOTAL ASSETS	$26,102,760	$24,661,153

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$485,426	$442,455
Accrued taxes	175,863	166,833
Accrued interest	81,799	72,916
Common dividends payable	106,592	99,813
Short-term borrowings (Note 5)	568,450	609,500
Current maturities of long-term debt (Note 6)	800,000	875,000
Customer deposits	44,345	42,037
Liabilities from risk management activities (Note 15)	52,340	80,913
Liabilities for asset retirements (Note 11)	50,009	28,550
Operating lease liabilities (Note 8)	100,367	67,883
Regulatory liabilities (Note 3)	206,955	209,923
Other current liabilities	171,651	193,524
Total current liabilities	2,843,797	2,889,347
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	8,058,648	7,540,622
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,444,473	2,416,480
Regulatory liabilities (Notes 1, 3, 4 and 7)	1,855,278	1,965,865
Liabilities for asset retirements (Note 11)	1,096,577	937,451
Liabilities for pension benefits (Note 7)	139,317	112,702
Liabilities from risk management activities (Note 15)	9,446	42,975
Customer advances	569,343	533,580
Coal mine reclamation	171,483	184,007
Deferred investment tax credit	249,490	257,743
Unrecognized tax benefits (Note 4)	44,233	33,861
Operating lease liabilities (Note 8)	1,520,877	1,210,189
Other	242,320	251,469
Total deferred credits and other	8,342,837	7,946,322
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 119,143,782 and 113,537,689 issued at respective dates	3,121,617	2,752,676
Treasury stock at cost; 46,968 and 113,272 shares at respective dates	(3,323)	(8,185)
Total common stock	3,118,294	2,744,491
Retained earnings	3,666,959	3,466,317
Accumulated other comprehensive loss (Note 19)	(30,942)	(33,144)
Total shareholders’ equity	6,754,311	6,177,664
Noncontrolling interests (Note 17)	103,167	107,198
Total equity	6,857,478	6,284,862
TOTAL LIABILITIES AND EQUITY	$26,102,760	$24,661,153
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$626,030	$518,781	$500,826
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	(22,988)	(6,423)	—
Depreciation and amortization including nuclear fuel	956,184	854,136	817,814
Deferred fuel and purchased power	(250,288)	(549,877)	(291,992)
Deferred fuel and purchased power amortization	425,886	547,243	219,579
Allowance for equity funds used during construction	(38,620)	(53,118)	(45,263)
Deferred income taxes	(20,923)	(24,310)	43,202
Deferred investment tax credit	(8,253)	77,065	(5,893)
Change in derivative instruments fair value	—	(777)	777
Stock compensation	23,532	17,341	15,942
Changes in current assets and liabilities:
Customer and other receivables	(12,696)	(61,983)	(63,869)
Accrued unbilled revenues	(9,350)	(2,789)	(30,784)
Materials, supplies and fossil fuel	(7,895)	(42,911)	(83,469)
Income tax receivable	332	13,754	(6,572)
Other current assets	(50,225)	(19,550)	76,089
Accounts payable	(7,214)	(75,623)	90,076
Accrued taxes	9,030	2,393	(4,205)
Other current liabilities	47,329	40,510	(1,856)
Change in long-term regulatory assets	43,305	53,112	12,432
Change in long-term regulatory liabilities	9,416	28,495	(332,470)
Change in other long-term assets	(132,563)	(195,598)	159,030
Change in operating lease assets	98,214	90,525	105,359
Change in other long-term liabilities	24,794	63,080	170,359
Change in operating lease liabilities	(93,214)	(65,779)	(103,671)
Net cash provided by operating activities	1,609,823	1,207,697	1,241,441
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,249,195)	(1,846,370)	(1,707,490)
Contributions in aid of construction	311,358	180,866	137,436
Proceeds from sale relating to BCE	84,322	23,400	—
Allowance for borrowed funds used during construction	(48,270)	(43,564)	(28,030)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,686,094	1,679,722	1,207,713
Investment in nuclear decommissioning trust and other special use funds	(1,709,526)	(1,681,845)	(1,212,063)
Other	(8,413)	(6,458)	(15,612)
Net cash used for investing activities	(1,933,630)	(1,694,249)	(1,618,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,313,229	689,349	875,537
Repayment of long-term debt	(875,000)	(32,740)	(150,000)
Short-term borrowings and (repayments) — net	(241,050)	241,900	48,720
Short-term debt borrowings under term loan facility	550,000	—	—
Short-term debt repayments under term loan facility	(350,000)	—	—
Dividends paid on common stock	(394,663)	(386,486)	(378,881)
Common stock equity issuance and purchases — net	341,429	(4,093)	(2,653)
Capital activities by noncontrolling interests	(21,255)	(21,255)	(21,255)
Net cash provided by financing activities	322,690	486,675	371,468
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,117)	123	(5,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,955	4,832	9,969
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,838	$4,955	$4,832

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	113,014,528	$2,702,743	(87,608)	$(6,401)	$3,264,719	$(54,861)	$115,260	$6,021,460
Net income		—		—	483,602	—	17,224	500,826
Other comprehensive income		—		—	—	23,426	—	23,426
Dividends on common stock ($3.43 per share)		—		—	(387,975)	—	—	(387,975)
Issuance of common stock	232,661	21,996		—	—	—	—	21,996
Purchase of treasury stock (a)		—	(77,152)	(5,152)	—	—	—	(5,152)
Reissuance of treasury stock for stock-based compensation and other		—	91,147	6,548	—	—	—	6,548
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		1		—	1	—	—	2
Balance, December 31, 2022	113,247,189	2,724,740	(73,613)	(5,005)	3,360,347	(31,435)	111,229	6,159,876
Net income		—		—	501,557	—	17,224	518,781
Other comprehensive loss		—		—	—	(1,709)	—	(1,709)
Dividends on common stock ($3.49 per share)		—		—	(395,585)	—	—	(395,585)
Issuance of common stock	290,500	27,936		—	—	—	—	27,936
Purchase of treasury stock (a)		—	(72,180)	(5,466)	—	—	—	(5,466)
Reissuance of treasury stock for stock-based compensation and other		—	32,521	2,287	—	—	—	2,287
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		—		(1)	(2)	—	—	(3)
Balance, December 31, 2023	113,537,689	2,752,676	(113,272)	(8,185)	3,466,317	(33,144)	107,198	6,284,862
Net income		—		—	608,806	—	17,224	626,030
Other comprehensive income		—		—	—	2,202	—	2,202
Dividends on common stock ($3.55 per share)		—		—	(408,162)	—	—	(408,162)
Issuance of common stock (b)	5,606,093	368,941			—	—	—	368,941
Purchase of treasury stock (a)		—	(71,008)	(4,907)	—	—	—	(4,907)
Reissuance of treasury stock for stock-based compensation and other		—	137,312	9,768	—	—	—	9,768
Capital activities by noncontrolling interests		—		—	—	—	(21,255)	(21,255)
Other		—		1	(2)	—	—	(1)
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
(b)    See Note 13 for information related to our equity forward sale agreements that were executed in February 2024 and November 2024. As of December 31, 2024, 5,377,115 shares of common stock have been issued as part of these agreements.
The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.  The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
•We read relevant regulatory rate orders issued by the ACC for the Company and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information, regulatory orders and filings, and compared to management’s recorded regulatory assets and liabilities for completeness.
◦We read the ACC’s approved decision regarding the 2022 Retail Rate Case.
◦We obtained the Company’s internally prepared memo concluding on the impacts of the ACC’s approved decision regarding the 2022 Retail Rate Case on rates and recorded regulatory balances.
◦We read and analyzed the minutes of the Boards of Directors of the Company for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.
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
February 25, 2025

We have served as the Company’s auditor since 1932.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

OPERATING REVENUES (Note 2)	$5,124,915	$4,695,991	$4,324,385

OPERATING EXPENSES
Fuel and purchased power	1,822,566	1,792,657	1,629,343
Operations and maintenance	1,158,634	1,043,570	974,220
Depreciation and amortization	895,171	793,958	753,110
Taxes other than income taxes	227,307	223,962	220,277
Other expense	2,389	1,913	2,494
Total	4,106,067	3,856,060	3,579,444
OPERATING INCOME	1,018,848	839,931	744,941
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	38,620	53,118	45,263
Pension and other postretirement non-service credits, net (Note 7)	49,489	41,577	98,945
Other income (Note 16)	21,094	27,072	5,888
Other expense (Note 16)	(29,698)	(18,264)	(26,108)
Total	79,505	103,503	123,988
INTEREST EXPENSE
Interest charges	360,481	323,719	262,815
Allowance for borrowed funds used during construction (Note 1)	(48,270)	(39,030)	(26,839)
Total	312,211	284,689	235,976
INCOME BEFORE INCOME TAXES	786,142	658,745	632,953
INCOME TAXES (Note 4)	126,993	94,184	90,800
NET INCOME	659,149	564,561	542,153
Less: Net income attributable to noncontrolling interests (Note 17)	17,224	17,224	17,224
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$641,925	$547,337	$524,929

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

NET INCOME	$659,149	$564,561	$542,153

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(1,022), $536, and $(6,332) (Note 7)	3,103	(1,623)	19,284
Total other comprehensive income (loss)	3,103	(1,623)	19,284

COMPREHENSIVE INCOME	662,252	562,938	561,437
Less: Comprehensive income attributable to noncontrolling interests	17,224	17,224	17,224

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$645,028	$545,714	$544,213

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$25,860,068	$24,207,706
Accumulated depreciation and amortization	(9,026,544)	(8,404,721)
Net	16,833,524	15,802,985
Construction work in progress	1,592,659	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation of $268,894 and $264,624 (Note 17)	82,556	86,426
Intangible assets, net of accumulated amortization of $925,880 and $884,371	591,154	266,955
Nuclear fuel, net of accumulated amortization of $115,894 and $118,074	97,850	99,490
Total property, plant and equipment	19,197,743	17,979,860
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 12 and 18)	1,282,845	1,201,246
Other special use funds (Notes 12 and 18)	374,156	362,781
Assets from risk management activities (Note 15)	5,980	—
Other assets	49,673	43,625
Total investments and other assets	1,712,654	1,607,652
CURRENT ASSETS
Cash and cash equivalents	3,815	4,549
Customer and other receivables	522,886	510,296
Accrued unbilled revenues	176,903	167,553
Allowance for doubtful accounts (Note 2)	(24,849)	(22,433)
Materials and supplies (at average cost)	469,022	444,344
Fossil fuel (at average cost)	32,420	49,203
Income tax receivable (Note 4)	5,463	—
Assets from risk management activities (Note 15)	10,578	6,808
Deferred fuel and purchased power regulatory asset (Note 3)	287,597	463,195
Other regulatory assets (Note 3)	133,372	162,562
Other current assets	65,754	64,311
Total current assets	1,682,961	1,850,388
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4 and 7)	1,389,489	1,390,279
Operating lease right-of-use assets (Note 8)	1,604,324	1,308,611
Assets for pension and other postretirement benefits (Note 7)	335,458	316,606
Other	65,606	63,059
Total deferred debits	3,394,877	3,078,555
TOTAL ASSETS	$25,988,235	$24,516,455

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	4,116,696	3,321,696
Retained earnings	3,992,423	3,759,299
Accumulated other comprehensive loss (Note 19)	(14,116)	(17,219)
Total shareholder equity	8,273,165	7,241,938
Noncontrolling interests (Note 17)	103,167	107,198
Total equity	8,376,332	7,349,136
Long-term debt less current maturities (Note 6)	7,190,878	7,041,891
Total capitalization	15,567,210	14,391,027
CURRENT LIABILITIES
Short-term borrowings (Note 5)	339,900	532,850
Current maturities of long-term debt (Note 6)	300,000	250,000
Accounts payable	481,955	433,229
Accrued taxes	181,698	162,288
Accrued interest	79,308	72,548
Common dividends payable	107,200	99,800
Customer deposits	44,345	42,037
Liabilities from risk management activities (Note 15)	52,340	80,913
Liabilities for asset retirements (Note 11)	50,009	28,550
Operating lease liabilities (Note 8)	100,229	67,608
Regulatory liabilities (Note 3)	206,955	209,923
Other current liabilities	177,019	211,773
Total current liabilities	2,120,958	2,191,519
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,419,937	2,431,697
Regulatory liabilities (Notes 1, 3, 4 and 7)	1,855,278	1,965,865
Liabilities for asset retirements (Note 11)	1,096,577	937,451
Liabilities for pension benefits (Note 7)	134,855	106,215
Liabilities from risk management activities (Note 15)	9,446	42,975
Customer advances	569,343	533,580
Coal mine reclamation	171,483	184,007
Deferred investment tax credit	249,490	257,743
Unrecognized tax benefits (Note 4)	48,725	33,861
Operating lease liabilities (Note 8)	1,519,683	1,208,857
Other	225,250	231,658
Total deferred credits and other	8,300,067	7,933,909
COMMITMENTS AND CONTINGENCIES (Note 10)
TOTAL LIABILITIES AND EQUITY	$25,988,235	$24,516,455

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$659,149	$564,561	$542,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	956,009	854,051	817,729
Deferred fuel and purchased power	(250,288)	(549,877)	(291,992)
Deferred fuel and purchased power amortization	425,886	547,243	219,579
Allowance for equity funds used during construction	(38,620)	(53,118)	(45,263)
Deferred income taxes	(56,461)	(10,314)	(6,817)
Deferred investment tax credit	(8,253)	77,065	(5,893)
Changes in current assets and liabilities:
Customer and other receivables	(13,570)	(62,716)	(60,930)
Accrued unbilled revenues	(9,350)	(2,789)	(30,784)
Materials, supplies and fossil fuel	(7,895)	(42,911)	(83,469)
Income tax receivable	(5,463)	1,102	9,654
Other current assets	(14,704)	(20,243)	59,970
Accounts payable	(2,500)	(70,622)	79,492
Accrued taxes	19,410	5,542	4,734
Other current liabilities	31,982	62,212	1,190
Change in long-term regulatory assets	43,305	53,112	12,432
Change in long-term regulatory liabilities	9,416	28,495	(332,470)
Change in other long-term assets	(159,940)	(188,483)	170,587
Change in operating lease assets	97,989	90,234	105,058
Change in other long-term liabilities	27,202	58,574	168,503
Change in operating lease liabilities	(93,076)	(65,482)	(103,361)
Net cash provided by operating activities	1,610,228	1,275,636	1,230,102
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,249,195)	(1,825,585)	(1,655,051)
Contributions in aid of construction	311,358	180,866	137,436
Allowance for borrowed funds used during construction	(48,270)	(39,030)	(26,839)
Proceeds from nuclear decommissioning trust sales and other special use funds	1,686,094	1,679,722	1,207,713
Investment in nuclear decommissioning trust and other special use funds	(1,684,526)	(1,681,845)	(1,212,063)
Other	(1,660)	(1,397)	(727)
Net cash used for investing activities	(1,986,199)	(1,687,269)	(1,549,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	445,842	496,025	524,852
Repayment of long-term debt	(250,000)	—	—
Short-term borrowings and (repayments) — net	(192,950)	180,970	46,300
Short-term debt borrowings under term loan facility	350,000	—	—
Short-term debt repayments under term loan facility	(350,000)	—	—
Dividends paid on common stock	(401,400)	(393,600)	(385,800)
Equity infusion from Pinnacle West	795,000	150,000	150,000
Capital activities of noncontrolling interests	(21,255)	(21,255)	(21,255)
Net cash provided by financing activities	375,237	412,140	314,097
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(734)	507	(5,332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,549	4,042	9,374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,815	$4,549	$4,042

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2021	71,264,947	$178,162	$3,021,696	$3,470,235	$(34,880)	$115,260	$6,750,473
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	524,929	—	17,224	542,153
Other comprehensive income		—	—	—	19,284	—	19,284
Dividends on common stock		—	—	(387,700)	—	—	(387,700)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Balance, December 31, 2022	71,264,947	178,162	3,171,696	3,607,464	(15,596)	111,229	7,052,955
Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	547,337	—	17,224	564,561
Other comprehensive loss		—	—	—	(1,623)	—	(1,623)
Dividends on common stock		—	—	(395,500)	—	—	(395,500)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Other		—	—	(2)	—	—	(2)
Balance, December 31, 2023	71,264,947	178,162	3,321,696	3,759,299	(17,219)	107,198	7,349,136
Equity infusion from Pinnacle West		—	795,000	—	—	—	795,000
Net income		—	—	641,925	—	17,224	659,149
Other comprehensive income		—	—	—	3,103	—	3,103
Dividends on common stock		—	—	(408,800)	—	—	(408,800)
Capital activities by noncontrolling interests		—	—	—	—	(21,255)	(21,255)
Other		—	—	(1)	—	—	(1)
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332

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

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries, including APS, El Dorado, and PNW Power, as well as our former subsidiary BCE until its sale. Pinnacle West’s Consolidated Financial Statements also include the accounts of a VIE relating to a Captive Insurance Cell (“Captive”). APS’s Consolidated Financial Statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

We consolidate Variable Interest Entities (each a “VIE”) for which we are the primary beneficiary.  We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE.  In performing our primary beneficiary analysis, we consider all relevant facts and circumstances, including the design and activities of the VIE, the terms of the contracts the VIE has entered into, and which parties participated significantly in the design or redesign of the entity.  We continually evaluate our primary beneficiary conclusions to determine if changes have occurred which would impact our primary beneficiary assessments.  We have determined that APS is the primary beneficiary of certain VIE lessor trusts relating to the Palo Verde sale leaseback, and therefore APS consolidates these entities. We have also determined that Pinnacle West is the primary beneficiary of a protected captive insurance cell VIE, and therefore Pinnacle West consolidates this insurance cell. See Note 17 for additional information.

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

See Note 2 for additional information.

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

Pinnacle West’s property, plant and equipment included in the December 31, 2024, and 2023 Consolidated Balance Sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2024	2023
Generation	$11,111,915	$10,446,291
Transmission	4,135,970	3,773,253
Distribution	9,016,843	8,448,293
General plant	1,596,222	1,543,330
Plant in service and held for future use	25,860,950	24,211,167
Accumulated depreciation and amortization	(9,027,426)	(8,408,040)
Net	16,833,524	15,803,127
Construction work in progress	1,592,659	1,724,004
Palo Verde sale leaseback, net of accumulated depreciation	82,556	86,426
Intangible assets, net of accumulated amortization	591,310	267,110
Nuclear fuel, net of accumulated amortization	97,850	99,490
Total property, plant and equipment	$19,197,899	$17,980,157

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We record depreciation and amortization on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2024, were as follows:

•Steam generation — 11 years;
•Nuclear plant — 25 years;
•Other generation — 18 years;
•Transmission — 38 years;
•Distribution — 33 years; and
•General plant — 7 years.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $723 million in 2024, $669 million in 2023, and $632 million in 2022. For the years 2022 through 2024, the depreciation rates ranged from a low of 1.37% to a high of 12.15%.  The weighted-average depreciation rate was 3.13% in 2024, 2.98% in 2023, and 3.03% in 2022.

Asset Retirement Obligations

APS has AROs for its Palo Verde nuclear facilities and certain other generation assets.  The Palo Verde ARO primarily relates to final plant decommissioning.  This obligation is based on the NRC’s requirements for disposal of irradiated property or plant and agreements APS reached with the ACC for final decommissioning of the plant.  The non-nuclear generation AROs primarily relate to requirements for removing portions of those plants at the end of the plant life or lease term and coal ash pond closures. Some of APS’s transmission and distribution assets have AROs because they are subject to right of way and easement agreements that require final removal.  These agreements have a history of uninterrupted renewal that APS expects to continue.  As a result, APS cannot reasonably estimate the fair value of the ARO related to such transmission and distribution assets. Additionally, APS has aquifer protection permits for some of its generation sites that require the closure of certain facilities at those sites.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFUDC was calculated by using a composite rate of 6.23% for 2024, 6.29% for 2023, and 5.75% for 2022.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

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

The Captive’s contingent losses may include an amount for losses incurred but not reported (“IBNR”). A reserve for IBNR is based upon a loss analysis prepared using actuarial assumptions and techniques. Such liabilities are necessarily based on estimates and the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments for the review process as well as differences between estimates and ultimate payments are reflected in earnings currently. As of December 31, 2024, no IBNR reserve relating to our captive insurance cell has been recorded. See Note 17.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS $0.001 per kWh of nuclear generation through May 2014, at which point the DOE reduced the fee to zero.  In accordance with a settlement agreement with the DOE in August 2014 for interim storage, we accrued a receivable and an offsetting regulatory liability through the settlement period ended December of 2024. See Note 10 for information on spent nuclear fuel disposal costs.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

     We consider cash equivalents to be highly liquid investments with a remaining maturity of three months or less at acquisition.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$133,968	$8,788	$46,227
Interest, net of amounts capitalized	360,349	310,996	245,271
Significant non-cash investing and financing activities:
Accrued capital expenditures	$257,494	$206,269	$114,999
Dividends accrued but not yet paid	106,592	99,813	97,895
BCE Sale non-cash consideration (Note 20)	—	28,262	—

The following table summarizes supplemental APS cash flow information for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$179,013	$21,734	$95,985
Interest, net of amounts capitalized	299,799	267,261	227,159
Significant non-cash investing and financing activities:
Accrued capital expenditures	$257,494	$206,269	$116,533
Dividends accrued but not yet paid	107,200	99,800	97,900

Intangible Assets

We have separately disclosed intangible assets on Pinnacle West’s Consolidated Balance Sheets. The intangible assets relate primarily to APS’s internal-use software. We have no goodwill recorded. The intangible assets are amortized over their finite useful lives.  Amortization expense was $136 million in 2024, $90 million in 2023, and $84 million in 2022.  Estimated amortization expense on existing intangible assets over the next five years is $106 million in 2025, $77 million in 2026, $43 million in 2027, $25 million in 2028, and $14 million in 2029.  At December 31, 2024, the weighted-average remaining amortization period for intangible assets was 5 years.

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

Our investments in the nuclear decommissioning trusts, and other special use funds, are accounted for in accordance with guidance on accounting for investments in debt and equity securities. See Notes 12 and 18 for more information on these investments.

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

Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission, and distribution. Our reportable segment activities are conducted through our wholly-owned subsidiary, APS. All other operating segment activities are insignificant to Pinnacle West.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For segment reporting purposes, Pinnacle West’s Chief Executive Officer performs the function of chief operating decision maker (“CODM”). The CODM uses net income to measure an operating segment’s profitability. When assessing the performance of an operating segment, and making decisions about allocating resources, the CODM evaluates net income actual results compared to budget. Net income is also used when implementing strategic initiatives and selecting projects to meet business objectives. Our reportable segment’s revenue streams are dependent upon regulated rate recovery, which is a primary factor in how we identify operating segments.

For information on our reportable business segment’s revenues, significant expenses, net income, assets, and other reportable segment items, see the APS’s Consolidated Income Statements, APS Consolidated Balance Sheets, and APS Consolidated Statements of Cash Flows. The following tables reconcile our reportable segment’s revenues, significant expenses, net income, and assets to the Pinnacle West Consolidated amounts (dollars in millions):

	Year Ended December 31,
	2024			2023			2022
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating Revenues	$5,125	$—	$5,125	$4,696	$—	$4,696	$4,324	$—	$4,324
Fuel & Purchase Power	(1,823)	—	(1,823)	(1,793)	—	(1,793)	(1,629)	—	(1,629)
Operations & Maintenance	(1,159)	(6)	(1,165)	(1,044)	(15)	(1,059)	(974)	(13)	(987)
Depreciation & Amortization	(895)	—	(895)	(794)	—	(794)	(753)	—	(753)
Taxes other than income taxes	(227)	—	(227)	(224)	—	(224)	(220)	—	(220)
Pension and other postretirement non-service credits, net	49	—	49	42	(1)	41	99	(1)	98
Other income and expenses, net (a)	28	22	50	60	—	60	22	(23)	(1)
Interest expense and costs	(312)	(65)	(377)	(285)	(46)	(331)	(236)	(20)	(256)
Income Taxes	(127)	16	(111)	(94)	17	(77)	(91)	16	(75)
Less: income related to noncontrolling interest	(17)	—	(17)	(17)	—	(17)	(17)	—	(17)
Net Income (loss)	$642	$(33)	$609	$547	$(45)	$502	$525	$(41)	$484
(a) See Note 16 for additional details regarding other income and other expenses. Other income includes allowance for equity funds used during construction, see the APS Consolidated Income Statements.

	December 31, 2024			December 31, 2023
	Regulated Electricity Segment	Other	PNW Consolidated	Regulated Electricity Segment	Other	PNW Consolidated
Total Assets	$25,988	$115	$26,103	$24,516	$145	$24,661

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

At December 31, 2024, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50, and $100 par values, none of which was outstanding.

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Retail Electric Service
Residential	$2,562,822	$2,289,196	$2,046,111
Non-Residential	2,334,925	2,048,416	1,767,616
Wholesale Energy Sales	96,857	208,985	383,126
Transmission Services for Others	119,038	138,631	116,628
Other Sources	11,273	10,763	10,904
Total Operating Revenues	$5,124,915	$4,695,991	$4,324,385

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the year ended December 31, 2024, 2023 and 2022 were $5,073 million, $4,651 million, and $4,302 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the year ended December 31, 2024, 2023, and 2022 our revenues that do not qualify as revenue from contracts with customers were $52 million, $45 million, and $22 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 3 for a discussion of our regulatory cost recovery mechanisms.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$22,433	$23,778	$25,354
Bad debt expense	35,799	23,399	17,006
Actual write-offs	(33,383)	(24,744)	(18,582)
Balance at end of period	$24,849	$22,433	$23,778

3.    Regulatory Matters

APS expects to file an application with the ACC for its next general rate case mid-year 2025 and is continuing to evaluate the timing of such filing.

2022 Retail Rate Case

APS filed an application with the ACC on October 28, 2022 (the “2022 Rate Case”) seeking an increase in annual retail base rates.

On January 25, 2024, an Administrative Law Judge issued a Recommended Opinion and Order (“ROO”) in the 2022 Rate Case, as corrected on February 6, 2024 (the “2022 Rate Case ROO”). The 2022 Rate Case ROO recommended, among other things, (i) a $523.1 million increase in the annual base rate revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.36%, (v) 12 months of post-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

test year plant and the inclusion of the Four Corners Effluent Limitations Guideline (“ELG”) project, (vi) the approval of APS’s System Reliability Benefit (“SRB”) proposal with certain procedural and other modifications, (vii) no additional Coal Community Transition (“CCT”) funding, (viii) a 5.0% return on the prepaid pension asset and a return of 5.35% on the OPEB liability, and (ix) no disallowances on APS’s coal contracts.

The 2022 Rate Case ROO also recommended a number of changes to existing adjustors, including (i) the approval of modified DSM performance incentives and the requested DSM transfer to base rates, (ii) the retention of $1.9 million of Renewable Energy Adjustment Charge (“REAC”) in the adjustor rather than base rates, (iii) a partial transfer of $27.1 million of LFCR funds to base rates, and (iv) the adoption of an increase in the annual PSA cap to $0.006/kWh.

On February 22, 2024, the ACC approved a number of amendments to the 2022 Rate Case ROO that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an all-source request for proposal (“ASRFP”), and (viii) recovery of all DSM costs through the DSM Adjustment Charge (“DSMAC”) rather than through base rates.

The ACC’s decision results in an expected total net annual revenue increase for APS of approximately $253.4 million and a roughly 8% increase to the typical residential customer’s bill. The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association, Solar Energy Industries Association, and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the Commission’s December 17, 2024 decision on the rehearing. The Commission has taken no action on these requests. In addition, each of these parties have subsequently filed notices of appeal to the Arizona Court of Appeals seeking review of the Commission’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Retail Rate Case

On October 31, 2019, APS filed an application with the ACC for an annual increase in retail base rates (the “2019 Rate Case”). On August 2, 2021, an Administrative Law Judge issued a ROO in the 2019 Rate Case (the “2019 Rate Case ROO”) and issued corrections on September 10 and September 20, 2021.

On November 2, 2021, the ACC approved the 2019 Rate Case ROO, with various amendments, that resulted in, among other things, (i) a return on equity of 8.70%, which included a 20 basis points penalty; (ii) the recovery of the deferral and rate base effects of the operating costs and construction of the Four Corners selective catalytic reduction (“SCR”) project, with the exception of $215.5 million (see “Four Corners SCR Cost Recovery” below); (iii) the CCT plan including the following components: (a) a payment of $1 million to the Hopi Tribe within 60 days of the 2019 Rate Case decision, (b) a payment of $10 million over three years to the Navajo Nation, (c) a payment of $0.5 million to the Navajo County communities within 60 days of the 2019 Rate Case decision, (d) up to $1.25 million for electrification of homes and businesses on the Hopi reservation, and (e) up to $1.25 million for the electrification of homes and businesses on the Navajo Nation reservation; and (iv) a change in the residential on-peak time-of-use period from 3 p.m. to 8 p.m. to 4 p.m. to 7 p.m. Monday through Friday, excluding holidays. The 2019 Rate Case ROO, as amended, resulted in a total annual revenue decrease for APS of $4.8 million, excluding temporary payments and expenditures, under the CCT plan.

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

APS filed a Notice of Direct Appeal to the Arizona Court of Appeals on December 17, 2021 requesting review of certain aspects of the 2019 Rate Case. On March 6, 2023, the Court issued its opinion in this matter, affirming in part and reversing in part the ACC’s decision in the 2019 Rate Case. The Court vacated the 20 basis points penalty included in the ACC’s allowed return on equity, as the Court determined the use of customer service metrics to justify the reduction exceeded the ACC’s ratemaking authority. Additionally, the Court vacated the disallowance of $215.5 million of APS’s Four Corners SCR investment. The Court remanded the issue to the ACC for further proceedings.

On June 14, 2023, APS and the ACC Legal Division filed a joint resolution with the ACC to allow recovery of the $215.5 million in costs related to the installation of the Four Corners SCR, a reversal of the 20 basis points reduction to APS’s return on equity from 8.9% to 8.7% as a result of the 2019 Rate Case decision, and recovery of $59.6 million in revenue lost by APS between December 2021 and June 20, 2023. On June 21, 2023, the ACC approved the joint resolution and proposals therein for recovery through

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Court Resolution Surcharge (“CRS”) mechanism, which became effective on July 1, 2023. See “Court Resolution Surcharge” below for more information.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement allows regulated utilities to propose formula rate plans in future rate cases. Proposed plans must be based on a historical test year, include an annual update with a true-up and an earnings test to ensure a utility earns within a 20 basis points band of its authorized return on equity. Proposed plans should also include an annual meeting and challenge periods for stakeholder feedback. Utilities that implement formula rates also must file a full rate case at least every five years unless an alternate schedule is set by the ACC. APS cannot predict the outcome of this matter.

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

In June 2021, the ACC adopted a clean energy rules package which would require APS to meet certain clean energy standards and technology procurement mandates, obtain approval for its action plan included in its Integrated Resource Plan (“IRP”), and seek cost recovery in a rate process. Since the adopted clean energy rules differed substantially from the original ROO, supplemental rulemaking procedures were required before the rules could become effective. On January 26, 2022, the ACC reversed its prior decision and declined to send the final draft energy rules through the rulemaking process. Instead, the ACC opened a new docket to consider ASRFP requirements and the IRP process. See “Energy Modernization Plan” below for more information.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RES Implementation Plan, including an amendment requiring a stakeholder working group convene to develop a community solar program for the ACC’s consideration at a future date.

On July 1, 2022, APS filed its 2023 RES Implementation Plan and proposed a budget of approximately $86.2 million, excluding any funding offsets. This budget contained funding for programs to comply with ACC-approved initiatives, including the 2019 Rate Case decision. APS’s budget proposal supported existing approved projects and commitments and requested a waiver of the RES residential and non-residential distributed energy requirements for 2023. On November 10, 2022, the ACC approved the 2023 RES Implementation Plan, including APS’s requested waiver of the distributed energy requirement for 2023.

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

On June 14, 2021, APS filed an application for approval of its Green Power Partners Program (“GPP”). On September 1, 2021, the ACC approved the application. On June 28, 2024, APS filed an application for approval of modifications to the GPP and requested a renewable generation renewable energy credits waiver. The ACC has not yet ruled on the GPP application. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$463,195	$460,561
Deferred fuel and purchased power costs	250,288	549,877
Amounts charged to customers	(425,886)	(547,243)
Balance at end of period	$287,597	$463,195

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

On November 27, 2024, APS filed its PSA rate for the PSA year beginning February 1, 2025. The overall PSA rate of $0.013977 per kWh consists of a forward component of $(0.000281) per kWh, a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical component of $0.008728 per kWh, and a transition component of $0.005530. This overall PSA rate is an increase of $0.002 per kWh over the prior overall rate approved in the 2022 Rate Case decision, and it is below the annual PSA rate increase cap of $0.006 per kWh. On February 5, 2025, the ACC voted to approve this request, with a rate effective date of the first billing cycle in March 2025.

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters. APS’s retail transmission charges’ formula rate is updated each year effective June 1 on the basis of APS’s actual cost of service, as disclosed in APS’s FERC Form 1 report for the previous fiscal year. Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items. APS reviews the proposed formula rate filing amounts with the ACC Staff. Any items or adjustments which are not agreed to by APS and the ACC Staff can remain in dispute until settled or litigated with FERC. Settlement or litigated resolution of disputed issues could require an extended period of time and could have a significant effect on the Retail Transmission Charges because any adjustment, though applied prospectively, may be calculated to account for previously over- or under-collected amounts. The resolution of proposed adjustments can result in significant volatility in the revenues to be collected.

Effective June 1, 2022, APS’s annual wholesale transmission revenue requirement for all users of its transmission system decreased by approximately $33 million for the 12-month period beginning June 1, 2022, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates decreased by approximately $6.4 million and retail customer rates would have decreased by approximately $26.6 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement decreased by $2.4 million, resulting in a reduction to the residential rate and increases to commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2022.

Effective June 1, 2023, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $34.7 million for the 12-month period beginning June 1, 2023, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $20.7 million and retail customer rates would have increased by approximately $14 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement decreased by $10 million, resulting in reductions to the residential

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2023.

Effective June 1, 2024, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $27.4 million for the 12-month period beginning June 1, 2024 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $16.6 million and retail customer rates would have increased by approximately $10.8 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement increased by $8.8 million, resulting in an increase to residential and commercial rates over 3 MW and a decrease to commercial rates less than or equal to 3 MW. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2024.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2024, APS filed its 2024 annual LFCR adjustment, requesting that effective November 1, 2024, the annual LFCR recovery amount be increased to $49.6 million (an $8 million increase from previous levels). On December 3, 2024, the ACC approved the 2024 annual LFCR adjustment, with new rates effective in the first billing cycle of January 2025.

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

Court Resolution Surcharge. The CRS mechanism permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of SCR technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $26.2 million of which has been collected as of December 31, 2024, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case. See “2019 Retail Rate Case” above for more information.

Net Metering

The ACC’s decision from APS’s 2017 rate case (the “2017 Rate Case Decision”) provides that payments by utilities for energy exported to the grid from residential DG solar facilities will be determined using a Resource Comparison Proxy (“RCP”) methodology as determined in the ACC’s generic Value and Cost of Distributed Generation docket. RCP is a method that is based on the most recent five-year rolling average price that APS incurs for utility-scale solar photovoltaic projects. The price established by this RCP method is updated annually (between general retail rate cases) but cannot be decreased by more than 10% per year.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Infusions

On October 27, 2023, APS filed a notice of intent to increase Pinnacle West’s equity in APS in 2024. APS sought approval to receive from Pinnacle West in 2024 up to $500 million in additional equity infusions above the previously authorized limit of $150 million annually. The ACC approved the increased equity infusion limit for 2024 on January 9, 2024.

On April 19, 2024, APS submitted a request to the ACC to permanently modify Pinnacle West’s permitted yearly equity infusions to equal up to 2.5% of APS’s consolidated assets each calendar year on a three-year rolling average basis. On December 17, 2024, the ACC issued a financing order that approved an annual equity infusion allowance of 2.5% of APS’s consolidated assets on a three-year rolling average basis.

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

Residential Electric Utility Customer Service Disconnections

In accordance with the ACC’s service disconnection rules, APS uses a calendar-based method to suspend the disconnection of customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). Pursuant to an ACC order, customers with past due balances of $75 or greater as of approximately one month prior to the end of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements. In addition, APS voluntarily began waiving late payment fees of its customers (“Late Fee Waivers”) on March 13, 2020. Effective February 1, 2023, late payment fees for residential customers were reinstated. Late payment fees for commercial and industrial customers were reinstated effective May 1, 2022. Since the suspensions and moratoriums on disconnections began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had been in place in Arizona since 1998. On August 27, 2024, the ACC administratively closed this docket due to inactivity and obsolescence.

Four Corners SCR Cost Recovery

On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5. APS filed the SCR Adjustment request in April 2018. The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers. Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019. The hearing for this matter occurred in September 2018. At the hearing, APS accepted ACC Staff’s recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a ROO finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. The ACC did not issue a decision on this matter. APS included the costs for the SCR project in the retail rate base in its 2019 Rate Case filing with the ACC.

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

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant (“Cholla”) and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the EPA approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020 and the unit ceased operation in December 2020. APS is required to cease burning coal at its remaining Cholla units by April 2025.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. APS is allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $28.1 million as

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2024, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of the remaining Cholla units. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including legally required site environmental remediation, CCR corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. APS cannot predict the outcome of this matter.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $33.4 million as of December 31, 2024, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $7.9 million as of December 31, 2024. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

		December 31,
	Amortization Through	2024	2023
Pension	(a)	$750,976	$696,476
Deferred fuel and purchased power (b) (c)	2025	287,597	463,195
Income taxes — AFUDC equity	2054	192,936	189,058
Ocotillo deferral	2034	114,775	128,636
SCR deferral (e)	2038	83,123	89,477
Lease incentives	(g)	70,541	46,615
Retired power plant costs	2033	68,380	83,536
Deferred fuel and purchased power — mark-to-market (Note 15)	2027	42,275	120,214
FERC Transmission true up	2026	35,159	616
Income taxes — investment tax credit basis adjustment	2056	34,834	34,230
Deferred compensation	2036	33,108	33,972
Deferred property taxes	2027	23,918	32,488
Palo Verde VIEs (Note 17)	2046	20,611	20,772
Power supply adjustor - interest	2025	11,525	19,416
Active Union Medical Trust	(f)	9,673	12,747
Mead-Phoenix transmission line contributions in aid of construction (“CIAC”)	2050	8,384	8,716
Navajo coal reclamation	2026	7,905	10,883
Loss on reacquired debt	2038	6,682	7,965
Tax expense adjustor mechanism (b)	2031	4,534	5,190
Four Corners cost deferral	2024	—	7,922
Other	Various	3,522	3,912
Total regulatory assets (d)		$1,810,458	$2,016,036
Less: current regulatory assets		$420,969	$625,757
Total non-current regulatory assets		$1,389,489	$1,390,279
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

		December 31,
	Amortization Through	2024	2023
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$888,896	$930,344
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	207,400	214,667
Asset retirement obligations and removal costs	(d)	358,403	486,751
Other postretirement benefits	(c)	238,113	226,726
Four Corners coal reclamation	2038	77,532	68,521
Renewable energy standard (b)	2025	68,523	60,667
Income taxes — deferred investment tax credit	2056	66,327	55,917
Income taxes — change in rates	2053	59,133	43,251
Spent nuclear fuel	2027	26,818	33,154
Demand side management (b)	2025	23,927	14,374
Sundance maintenance	2031	23,086	19,989
TCA Balancing Account (b)	2026	14,834	3,425
Property tax deferral	2027	4,785	10,850
Tax expense adjustor mechanism (b)	2032	4,343	4,835
Other	Various	113	2,317
Total regulatory liabilities		$2,062,233	$2,175,788
Less: current regulatory liabilities		$206,955	$209,923
Total non-current regulatory liabilities		$1,855,278	$1,965,865
(a)For purposes of presentation on the Statement of Cash Flows, amortization of the regulatory liabilities for excess deferred income taxes are reflected as “Deferred income taxes” under Cash Flows From Operating Activities.
(b)See “Cost Recovery Mechanisms” discussion above.
(c)See Note 7.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2024, Pinnacle West entered into a tax credit transfer agreement to purchase from Ameresco $23 million of investment tax credits from the BCE Los Alamitos project for $21 million. See Note 20 for more information about the BCE Sale.

As a part of the Inflation Reduction Act of 2022 (“IRA”), a new PTC for nuclear energy produced by existing nuclear energy plants (“Nuclear PTC”) was enacted. Energy produced and sold by APS from Palo Verde between 2024 and 2032 is eligible for this credit subject to a credit phase out based upon APS’s gross receipts from nuclear sales. The Company continues to await guidance from the U.S. Treasury Department related to the definition of “gross receipts from nuclear sales” for purposes of the credit phase-out. Without such guidance, the Company is unable to accurately determine the benefit the Nuclear PTC may provide. Due to the lack of guidance, no income tax benefits have been recognized related to the Nuclear PTC as of December 31, 2024.

Net income associated with the Captive and Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. See Note 17 for additional details related to Palo Verde sale leaseback VIEs.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2024	2023	2022	2024	2023	2022
Total unrecognized tax benefits, January 1	$44,274	$43,097	$45,086	$44,274	$43,097	$45,086
Additions for tax positions of the current year	1,271	1,473	1,399	1,271	1,473	1,399
Additions for tax positions of prior years	2,031	419	2,069	2,031	419	2,069
Reductions for tax positions of prior years for:
Changes in judgment	(2,043)	661	(3,495)	(2,043)	661	(3,495)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	(1,184)	(1,376)	(1,962)	(1,184)	(1,376)	(1,962)
Total unrecognized tax benefits, December 31	$44,349	$44,274	$43,097	$44,349	$44,274	$43,097

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2024	2023	2022	2024	2023	2022
Tax positions, that if recognized, would decrease our effective tax rate	$27,899	$28,762	$28,246	$27,899	$28,762	$28,246

As of the balance sheet date, the tax year ended December 31, 2021, and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2024	2023	2022	2024	2023	2022
Unrecognized tax benefit interest expense/(benefit) recognized	$2,743	$452	$(139)	$2,743	$452	$(139)

Following are the total amounts of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2024	2023	2022	2024	2023	2022
Unrecognized tax benefit interest accrued	$4,376	$1,633	$1,181	$4,376	$1,633	$1,181

Additionally, as of December 31, 2024, we have recognized approximately $2.1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Current:
Federal	$137,342	$21,272	$35,617	$165,653	$26,405	$103,349
State	2,392	2,854	1,950	26,054	1,027	161
Total current	139,734	24,126	37,567	191,707	27,432	103,510
Deferred:
Federal	(53,228)	37,273	23,693	(69,075)	44,922	(31,860)
State	24,023	15,513	13,567	4,361	21,830	19,150
Total deferred	(29,205)	52,786	37,260	(64,714)	66,752	(12,710)
Income tax expense/(benefit)	$110,529	$76,912	$74,827	$126,993	$94,184	$90,800

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart compares pretax income at the 21% statutory federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Federal income tax expense at statutory rate	$154,677	$125,095	$120,887	$165,090	$138,337	$132,920
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	24,218	18,024	17,740	25,639	19,832	19,000
State income tax credits net of federal income tax benefit	(3,349)	(3,513)	(5,482)	(1,611)	(1,775)	(3,744)
Excess deferred income taxes — Tax Cuts and Jobs Act	(36,559)	(36,558)	(36,241)	(36,559)	(36,558)	(36,241)
Allowance for equity funds used during construction (Note 1)	(2,545)	(5,964)	(4,629)	(2,545)	(5,964)	(4,629)
Palo Verde VIE noncontrolling interest (Note 17)	(3,617)	(3,617)	(3,617)	(3,617)	(3,617)	(3,617)
Investment tax credit amortization	(9,425)	(9,495)	(5,608)	(9,425)	(9,495)	(5,608)
Federal production tax credit	(15,206)	(8,441)	(3,146)	(12,110)	(5,460)	—
Other federal income tax credits	(3,881)	(3,453)	(7,721)	(1,551)	(2,803)	(7,721)
Other	6,216	4,834	2,644	3,682	1,687	440
Income tax expense/(benefit)	$110,529	$76,912	$74,827	$126,993	$94,184	$90,800

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2024	2023	2024	2023
DEFERRED TAX ASSETS
Risk management activities	$14,539	$31,411	$14,539	$31,411
Regulatory liabilities:
Excess deferred income taxes — Tax Cuts and Jobs Act	271,004	283,161	271,004	283,161
Asset retirement obligation and removal costs	81,308	113,312	81,308	113,312
Unamortized investment tax credits	66,327	68,521	66,327	68,521
Other postretirement benefits	58,862	56,070	58,862	56,070
Other	47,671	39,857	47,671	39,857
Operating lease liabilities	400,771	316,067	400,442	315,670
Pension liabilities	39,070	33,294	36,100	29,918
Coal reclamation liabilities	42,391	45,505	42,391	45,505
Renewable energy incentives	14,571	17,261	14,571	17,261
Credit and loss carryforwards	7,682	43,940	—	3,031
Employee benefit liabilities	57,853	49,222	56,561	48,551
Other	44,412	28,643	44,412	29,314
Total deferred tax assets	1,146,461	1,126,264	1,134,188	1,081,582
DEFERRED TAX LIABILITIES
Plant-related	(2,562,990)	(2,572,495)	(2,562,990)	(2,572,495)
Risk management activities	(4,089)	(1,682)	(4,089)	(1,682)
Pension and other postretirement assets	(83,401)	(78,853)	(82,925)	(78,297)
Other special use funds	(55,146)	(56,550)	(55,146)	(56,550)
Operating lease right-of-use assets	(400,771)	(316,067)	(400,443)	(315,670)
Regulatory assets:
Allowance for equity funds used during construction	(47,694)	(46,754)	(47,694)	(46,754)
Deferred fuel and purchased power	(84,393)	(149,078)	(84,393)	(149,078)
Pension benefits	(185,641)	(172,239)	(185,641)	(172,239)
Ocotillo deferral	(28,372)	(31,812)	(28,372)	(31,812)
SCR deferral	(20,548)	(22,128)	(20,548)	(22,128)
Retired power plant costs	(16,904)	(20,659)	(16,904)	(20,659)
Other	(57,602)	(38,320)	(57,602)	(38,320)
Other	(43,383)	(36,107)	(7,378)	(7,595)
Total deferred tax liabilities	(3,590,934)	(3,542,744)	(3,554,125)	(3,513,279)
Deferred income taxes — net	$(2,444,473)	$(2,416,480)	$(2,419,937)	$(2,431,697)
As of December 31, 2024, Pinnacle West consolidated deferred tax assets for credit and loss carryforwards relate to federal and state credit carryforwards, net of federal benefit, of $12 million, which first begin to expire in 2029. Pinnacle West consolidated credit and loss carryforwards amount above has been reduced by $4 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, APS consolidated does not have any deferred tax assets for credit and loss carryforwards relating to federal or state carryforwards due to APS utilizing all available federal and state credits in 2024.

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit and term loan facilities and the amounts available and outstanding (dollars in thousands):

	December 31, 2024			December 31, 2023
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit and Term Loan Facilities	$400,000	$1,650,000	$2,050,000	$200,000	$1,250,000	$1,450,000
Outstanding short-term borrowings	(228,550)	(339,900)	(568,450)	(76,650)	(532,850)	(609,500)
Amount of Credit and Term Loan Facilities Available	$171,450	$1,310,100	$1,481,550	$123,350	$717,150	$840,500

Weighted-Average Commitment Fees	0.225%	0.175%		0.170%	0.120%

Pinnacle West

On August 2, 2024, Pinnacle West amended its $200 million revolving credit facility, extending the maturity date from April 10, 2028 to April 10, 2029, and providing a mechanism to either update the Sustainability Table (as defined in the Pinnacle West revolving credit facility), which provides for a sustainability-linked pricing feature, or, in certain circumstances, terminate the sustainability-linked pricing feature for the final year. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2024, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $29 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on December 31, 2024, was 4.58%.

On December 5, 2024, Pinnacle West entered into an agreement with a new 364-day $200 million term loan facility that matures on December 4, 2025. Borrowings under the facility bear interest at SOFR plus 0.95% per annum. On December 20, 2024, Pinnacle West drew the full amount of $200 million. On December 20, 2024, Pinnacle West repaid $200 million of the Pinnacle West term loan which matured in December 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS

On August 2, 2024, APS amended its $1.25 billion revolving credit facility, extending the maturity date from April 10, 2028 to April 10, 2029, and providing a mechanism to either update the Sustainability Table (as defined in the APS revolving credit facility), which provides for a sustainability-linked pricing feature, or, in certain circumstances, terminate the sustainability-linked pricing feature for the final year. APS has the option to increase the amount of the facility by up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which permits an interest rate reduction or increase by meeting or missing targets related to specific environmental and employee health and safety sustainability objectives. The facility is available to support APS’s general corporate purposes, including support for APS’s commercial paper program, which was increased from $750 million to $1 billion on April 10, 2023, for bank borrowings or for issuances of letters of credit. At December 31, 2024, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $340 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on December 31, 2024, was 4.62%.

On December 12, 2023, APS entered into an agreement for a new 364-day $350 million term loan facility that matured on December 10, 2024. Borrowings under the facility boar interest at SOFR plus 1.0% per annum. On February 9, 2024, APS drew the full amount of $350 million, which APS subsequently paid off in full on June 10, 2024.

On December 5, 2024, APS entered into a $400 million 364-Day Term Loan Agreement that matures on December 4, 2025. Borrowings under the facility bear interest at SOFR plus 0.90% per annum. As of the date of this report, APS has not drawn on this term loan.

See “Financial Assurances” in Note 10 for a discussion of other outstanding letters of credit.

Debt Provisions

On December 17, 2024, the ACC issued a financing order that reaffirmed APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and increased the long-term debt limit to $9.5 billion and made certain changes to permitted annual equity infusions into APS. See Note 6 for additional long-term debt provisions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2024	2023
APS
Pollution control bonds:
Variable	2029	(b)	$163,975	$163,975
Total pollution control bonds			163,975	163,975
Senior unsecured notes	2025-2050	2.20%-6.88%	7,380,000	7,180,000
Unamortized discount			(14,252)	(14,197)
Unamortized premium			9,955	11,162
Unamortized debt issuance cost			(48,800)	(49,049)
Total APS long-term debt			7,490,878	7,291,891
Less current maturities			300,000	250,000
Total APS long-term debt less current maturities			7,190,878	7,041,891
Pinnacle West
Senior unsecured notes	2025-2027	1.30%-4.75%	1,025,000	500,000
Floating rate note	2026	(c)	350,000	—
Term loans	2024	(d)	—	625,000
Unamortized discount			(5)	(15)
Unamortized debt issuance cost			(7,225)	(1,254)
Total Pinnacle West long-term debt			1,367,770	1,123,731
Less current maturities			500,000	625,000
Total Pinnacle West long-term debt less current maturities			867,770	498,731
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$8,058,648	$7,540,622
(a)    This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)    The weighted-average interest rate for the variable rate pollution control bonds was 4.01% at December 31, 2024, and 4.11% at December 31, 2023.
(c)    The weighted-average interest rate was 5.88% at December 31, 2024, and was not applicable at December 31, 2023. See additional details below.
(d)    The weighted-average interest rate was not applicable at December 31, 2024, and was 6.20% at December 31, 2023. See additional details below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Pinnacle West Consolidated	APS Consolidated
2025	$800,000	$300,000
2026	600,000	250,000
2027	825,000	300,000
2028	—	—
2029	568,975	568,975
Thereafter	6,125,000	6,125,000
Total	$8,918,975	$7,543,975

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,367,770	$1,393,744	$1,123,731	$1,095,935
APS	7,490,878	6,525,248	7,291,891	6,459,718
Total	$8,858,648	$7,918,992	$8,415,622	$7,555,653

Credit Facilities and Debt and Equity Issuances

Pinnacle West

On December 16, 2022, Pinnacle West entered into a $175 million term loan facility that matured on December 16, 2024. The proceeds were received on January 6, 2023, and used for general corporate purposes. We recognized the term loan facility as long-term debt upon settlement on January 6, 2023. On June 10, 2024 Pinnacle West repaid the full $175 million term loan, that matured on December 16, 2024.

On February 28, 2024, Pinnacle West entered into equity forward sale agreements (the “February 2024 Forward Sale Agreements”), which may be settled with Pinnacle West common stock or cash. In December 2024, Pinnacle West partially settled the 2024 Forward Sale Agreements by issuing 5,377,115 shares of common stock and receiving net proceeds of $345 million. The proceeds were recorded in equity. At December 31, 2024, Pinnacle West could have settled the remaining February 2024 Forward Sale Agreements with the issuance of 5,863,486 shares of common stock, which would have provided cash liquidity to Pinnacle West of approximately $377 million. See Note 13.

On November 8, 2024, Pinnacle West entered into an equity forward sale agreement under the ATM program (the “November 2024 ATM Forward Sale Agreement”), which may be settled with Pinnacle West common stock or cash. At December 31, 2024, Pinnacle West could have settled the November 2024 ATM Forward Sale Agreement with the issuance of 552,833 shares of common stock, which would have provided cash liquidity to Pinnacle West of approximately $50 million. See Note 13.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes. In June 2024, Pinnacle West issued $525 million of 4.75% convertible senior notes due 2027 (the “Convertible Notes”), which are senior unsecured obligations of Pinnacle West, and will mature on June 15, 2027. The Convertible Notes bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024. Proceeds from the Convertible Notes were used to repay APS’s 364-day $350 million term loan facility that matured on December 10, 2024 and commercial paper borrowings.

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

As of December 31, 2024, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Consolidated Balance Sheets with a carrying amount of $525 million, including unamortized debt issuance costs of $8 million. The estimated fair value of the Convertible Notes as of December 31, 2024 was $552 million (Level 2 within the fair value hierarchy).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were no shares of Pinnacles West’s common stock included in basic or diluted EPS relating to the potential conversion of the Convertible Notes. See Note 13.

Floating Rate Notes. In June 2024, Pinnacle West completed the sale of $350 million Floating Rate Notes due 2026 (the “Floating Rate Notes”). The Floating Rate Notes are senior unsecured obligations of Pinnacle West and will mature on June 10, 2026. The Floating Rate Notes bear a variable interest rate of Compounded SOFR (as defined in the Fifth Supplemental Indenture dated as of June 10, 2024) plus 82 basis points per year. Proceeds were used to repay a portion of Pinnacle West’s $450 million term loan that matured in December 2024 and the full amount of Pinnacle West’s $175 million term loan that matured in December 2024.

On June 10, 2024, Pinnacle West repaid $250 million of its $450 million term loan which matured in December 2024. On December 20, 2024, Pinnacle West repaid the remaining $200 million of the term loan.

On June 10, 2024 Pinnacle West repaid the full $175 million term loan, that matured on December 16, 2024.

APS

APS was previously authorized to receive up to $150 million annually in equity infusions from Pinnacle West without seeking ACC approval. In 2023, APS sought approval for an additional $500 million in equity infusions and received approval in early 2024. Subsequently, APS requested and the ACC issued a new financing order that approved a limit on yearly equity infusions equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points.

On June 12, 2024, Pinnacle West contributed $450 million into APS in the form of an equity infusion. APS used this contribution to repay short-term indebtedness. On December 23, 2024, Pinnacle West contributed $345 million into APS in the form of an equity infusion. APS used this contribution to repay a portion of commercial paper borrowings and for other general corporate purposes.

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

BCE

On February 11, 2022, a special purpose subsidiary of BCE entered into a credit agreement to finance capital expenditures and related costs for the development of a 31 megawatt (“MW”) solar and 20 megawatt hour (“MWh”) battery storage project in Los Alamitos, California (“Los Alamitos”). The credit

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreement consisted of an equity bridge loan facility, a non-recourse construction facility, a letter of credit facility, and a related interest rate swap. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement with Ameresco, Inc. (“Ameresco”), pursuant to which we agreed to sell all our equity interest in BCE to Ameresco (the “BCE Sale”). See Note 20. As a part of the BCE Sale closing, the $36 million construction facility, the letter of credit facility, and the interest rate swap were transferred to Ameresco. On August 4, 2023, concurrent with the BCE Sale, Pinnacle West paid in full the outstanding $31 million equity bridge loan balance. As of December 31, 2024, there is no outstanding balance on our Consolidated Balance Sheets relating to this credit agreement.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2024, the ratio was approximately 59% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default, which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

On April 19, 2024, APS submitted an application to the ACC requesting to increase the long-term debt limit from $8.0 billion to $9.5 billion and to increase Pinnacle West’s permitted yearly equity infusions to equal up to 2.5% of APS’s consolidated assets each calendar year on a three-year rolling average basis. On December 17, 2024, the ACC issued a financing order approving the increase of the long-term debt limit to $9.5 billion and the permitted yearly equity infusions to equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining below the most recently approved rate case capital structure plus 50 basis points. See Note 5 for additional short-term debt provisions.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans			Other Benefits Plans
	2024	2023	2022	2024	2023	2022
Service cost-benefits earned during the period	$43,641	$39,461	$55,473	$9,955	$8,567	$16,470
Non-service costs (credits):
Interest cost on benefit obligation	148,643	153,561	107,492	22,169	22,509	17,491
Expected return on plan assets	(188,651)	(182,938)	(185,775)	(46,834)	(43,486)	(46,042)
Amortization of:
Prior service credit (a)	—	—	—	(37,789)	(37,789)	(37,789)
Net actuarial loss (gain)	41,915	38,420	17,515	(8,676)	(9,614)	(12,835)
Net periodic benefit costs (credits)	$45,548	$48,504	$(5,295)	$(61,175)	$(59,813)	$(62,705)
Portion of costs (credits) charged to expense	$23,652	$27,029	$(16,431)	$(45,557)	$(43,408)	$(45,042)
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

The following table shows the plans’ changes in the benefit obligations and funded status (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at January 1	$2,908,063	$2,809,529	$430,434	$409,461
Service cost	43,641	39,461	9,955	8,567
Interest cost	148,643	153,561	22,169	22,509
Benefit payments	(216,238)	(210,737)	(30,516)	(30,784)
Actuarial (gain) loss	(91,800)	116,249	(71,952)	20,681
Benefit obligation at December 31	2,792,309	2,908,063	360,090	430,434
Change in Plan Assets
Fair value of plan assets at January 1	2,835,549	2,829,485	696,494	652,287
Actual return on plan assets	4,518	199,098	32,816	67,317
Benefit payments	(200,205)	(193,034)	(27,118)	(23,110)
Fair value of plan assets at December 31	2,639,862	2,835,549	702,192	696,494
Funded (Underfunded) Status at December 31	$(152,447)	$(72,514)	$342,102	$266,060

The following table shows information for pension plans with an accumulated obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2024	2023
Accumulated benefit obligation	$113,541	$123,701
Fair value of plan assets	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Pinnacle West Capital Corporation Retirement Plan is more than 100% funded on an accumulated benefit obligation basis at December 31, 2024, and December 31, 2023, therefore, the only pension plan with an accumulated benefit obligation in excess of plan assets in 2024 and 2023 is a non-qualified supplemental excess benefit retirement plan.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets (dollars in thousands):

	As of December 31,
	2024	2023
Projected benefit obligation	$2,792,309	$129,891
Fair value of plan assets	2,639,862	—

The Pinnacle West Capital Corporation Retirement Plan, on a projected benefit obligation basis, was 99% funded at December 31, 2024 and 102% funded at December 31, 2023. For 2024, we included both the projected benefit obligation and the fair value of plan assets for our qualified pension plan and a non-qualified supplemental excess benefit retirement plan. In 2023, the only plan that was underfunded was the non-qualified supplemental excess benefit retirement plan.

The following table shows the amounts recognized on the Consolidated Balance Sheets (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2024	2023	2024	2023
Noncurrent asset	$—	$57,378	$342,102	$266,060
Current liability	(13,130)	(17,190)	—	—
Noncurrent liability	(139,317)	(112,702)	—	—
Net amount recognized (funded status)	$(152,447)	$(72,514)	$342,102	$266,060

The following table shows the details related to accumulated other comprehensive loss (gain) as of December 31, 2024, and 2023 (dollars in thousands):

	Pension Plans		Other Benefits Plans
	2024	2023	2024	2023
Net actuarial loss (gain)	$793,421	$743,003	$(237,889)	$(188,630)
Prior service credit	—	—	(1,265)	(39,054)
APS’s portion recorded as a regulatory (asset) liability	(750,976)	(696,476)	238,113	226,726
Income tax expense (benefit)	(10,354)	(11,506)	611	691
Accumulated other comprehensive loss (gain)	$32,091	$35,021	$(430)	$(267)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs Year Ended December 31,
	2024	2023	2024	2023	2022
Discount rate – pension plans	5.68%	5.21%	5.21%	5.56%	2.92%
Discount rate – other benefits plans	5.71%	5.23%	5.23%	5.58%	2.98%
Rate of compensation increase	4.50%	4.52%	4.52%	4.57%	4.00%
Expected long-term return on plan assets - pension plans	N/A	N/A	6.90%	6.70%	5.00%
Expected long-term return on plan assets - other benefit plans	N/A	N/A	6.85%	6.80%	5.35%
Initial healthcare cost trend rate (pre-65 participants)	6.50%	6.25%	6.25%	6.50%	6.00%
Ultimate healthcare cost trend rate (pre-65 participants)	4.50%	4.75%	4.75%	4.75%	4.75%
Number of years to ultimate trend rate (pre-65 participants)	6	5	4	5	3
Initial healthcare cost trend rate (post-65 participants)	1.00%	2.00%	2.00%	2.00%	2.00%
Ultimate healthcare cost trend rate (post-65 participants)	—%	2.00%	2.00%	2.00%	2.00%
Interest crediting rate – cash balance pension plans	4.66%	4.54%	4.54%	4.50%	4.50%

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2025, we are assuming a 7.05% long-term rate of return for pension assets and 7.15% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

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

Based on the IPS, the target and actual allocation for the pension plan at December 31, 2024, are as follows:

	Target Allocation	Actual Allocation
Long-term fixed income assets	80%	79%
Return-seeking assets	20%	21%
Total	100%	100%

The permissible range is within +/-5% of the target allocation shown in the above table, and also considers the plan’s funded status.

The following table presents the additional target allocations, as a percent of total pension plan assets, for the return-seeking assets:

Target Allocation
Equities in US and other developed markets	12%
Equities in emerging markets	4%
Alternative investments	4%
Total	20%

The pension plan IPS does not provide for a specific mix of long-term fixed income assets but does expect the average credit quality of such assets to be investment grade.

As of December 31, 2024, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability. The following table presents the actual allocations of the investment for the other postretirement benefit plan at December 31, 2024:

Actual Allocation
Long-term fixed income assets	61%
Return-seeking assets	39%
Total	100%
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in partnerships are also valued using the concept of NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships’ underlying assets. The plan’s partnerships holdings relate to investments in high-yield fixed income instruments. Certain partnerships also include funding commitments that may require the plan to contribute up to $50 million to these partnerships; as of December 31, 2024, approximately $38 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2024, by asset category, are as follows (dollars in thousands):

	Level 1	Level 2	Other (a)	Total
Pension Plan:
Cash and cash equivalents	$9,055	$—	$—	$9,055
Fixed income securities:
Corporate	—	1,325,833	—	1,325,833
U.S. Treasury	561,317	—	—	561,317
Other (b)	—	133,254	—	133,254
Common stock equities (c)	74,939	—	—	74,939
Mutual funds (d)	102,722	—	—	102,722
Common and collective trusts:
Equities	—	—	244,734	244,734
Real estate	—	—	127,397	127,397
Other (e)	—	—	60,611	60,611
Total	$748,033	$1,459,087	$432,742	$2,639,862
Other Benefits:
Cash and cash equivalents	$840	$—	$—	$840
Fixed income securities:
Corporate	—	186,435	—	186,435
U.S. Treasury	204,274	—	—	204,274
Other (b)	—	12,585	—	12,585
Common stock equities (c)	89,685	—	—	89,685
Mutual funds (d)	23,415	—	—	23,415
Common and collective trusts:
Equities	—	—	140,178	140,178
Real estate	—	—	19,474	19,474
Other (e)	19,145	—	6,161	25,306
Total	$337,359	$199,020	$165,813	$702,192
(a)These investments primarily represent assets valued using NAV as a practical expedient and have not been classified in the fair value hierarchy.
(b)This category consists primarily of debt securities issued by municipalities and asset backed securities.
(c)This category primarily consists of U.S. common stock equities.
(d)These funds invest in international common stock equities.
(e)Primarily relates to short-term investment funds and includes plan receivables and payables.

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
(e)Primarily relates to short-term investment funds and includes plan receivables and payables.

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  In 2024 and 2023, we did not make any contributions to our pension plan. The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2025, 2026 or 2027.  With regard to contributions to our other postretirement benefit plan, we did not make a contribution in 2024 or 2023 and do not expect to make any contributions in 2025, 2026 or 2027. The Company was reimbursed $27 million in 2024, $23 million in 2023, and $26 million in 2022 for prior years retiree medical claims from the other postretirement benefit plan trust assets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension Plans	Other Benefits Plans
2025	$241,762	$28,753
2026	223,562	28,747
2027	230,335	28,276
2028	233,617	27,880
2029	232,591	27,645
Years 2030-2034	1,147,273	137,301

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2024, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $14 million for 2024, $12 million for 2023, and $12 million for 2022.

8.    Leases

We lease certain land, buildings, vehicles, equipment, and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power and energy storage agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2025 through 2073. Substantially all of our leasing activities relate to APS.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to our lease costs (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating Lease Cost - Purchased Power & Energy Storage Lease Contracts	$147,313	$126,655	$104,001
Operating Lease Cost - Land, Property, and Other Equipment	20,120	19,235	18,061
Total Operating Lease Cost	167,433	145,890	122,062
Variable Lease Cost (a)	144,108	135,007	122,040
Short-term Lease Cost	20,653	21,530	9,928
Total Lease Cost	$332,194	$302,427	$254,030
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	December 31, 2024
Year	Purchased Power & Energy Storage Lease Contracts	Land, Property & Equipment Leases	Total
2025	$158,363	$16,834	$175,197
2026	172,087	14,830	186,917
2027	198,007	12,249	210,256
2028	201,804	9,591	211,395
2029	205,741	7,465	213,206
Thereafter	1,140,971	61,855	1,202,826
Total lease commitments	2,076,973	122,824	2,199,797
Less imputed interest	536,948	41,605	578,553
Total lease liabilities	$1,540,025	$81,219	$1,621,244

We recognize lease assets and liabilities upon lease commencement. At December 31, 2024, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $16.7 billion over the terms of the agreements. These arrangements primarily relate to energy storage assets. We expect lease commencement dates ranging from March 2025 through June 2028, with lease terms expiring through June 2048. The lease commencement dates for certain arrangements have experienced delays. As a result of these delays and other events, APS has received cash proceeds from certain lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 3.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$143,950		$123,472		$118,463
Right-of-use operating lease assets obtained in exchange for operating lease liabilities:	393,702	(a)	602,301	(b)	16,990

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	11 years	10 years
Weighted average discount rate (c)	4.90%	4.53%

(a)Primarily relates to the three new energy storage operating lease agreements that commenced in 2024.
(b)Primarily relates to the two purchased power operating lease agreements that were modified in January 2023.
(c)Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements we use our incremental borrowing rate to measure the present value of lease liabilities. We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2024 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$2,010,346	$1,081,321	$20,694
Palo Verde Unit 2 (a)	16.8%		709,414	397,235	9,076
Palo Verde Common	28.0%	(b)	898,401	366,027	47,962
Palo Verde Sale Leaseback		(a)	351,050	268,494	—
Four Corners Generating Station	63.0%		1,848,412	705,667	56,226
Cholla Common Facilities (c)	50.5%		301,035	231,170	1,743
Transmission facilities:
Arizona Nuclear Power Project 500kV System	33.3%	(b)	134,713	60,174	7,174
Navajo Southern System	24.7%	(b)	88,528	38,797	626
Palo Verde — Yuma 500kV System	25.5%	(b)	24,260	8,120	142
Four Corners Switchyards	58.0%	(b)	84,367	23,886	309
Phoenix — Mead System	17.1%	(b)	39,788	21,173	330
Palo Verde — Rudd 500kV System	50.0%		95,785	34,254	1,808
Morgan — Pinnacle Peak System	63.2%	(b)	117,500	29,013	287
Round Valley System	50.0%		548	213	—
Palo Verde — Morgan System	87.5%	(b)	266,547	46,327	208
Hassayampa — North Gila System	80.0%		154,330	27,739	—
Cholla 500kV Switchyard	85.7%		8,454	2,859	35
Saguaro 500kV Switchyard	60.0%		29,850	15,768	101
Kyrene — Knox System	50.0%		578	349	—
Agua Fria Switchyard	10.0%		—	—	82
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

APS has recovered costs for ten claims pursuant to the terms of the August 15, 2014 settlement agreement, for ten separate time periods during July 1, 2011, through October 31, 2023. The DOE has approved and paid approximately $156.7 million for these claims (APS’s share is approximately $45.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers. See Note 3. On October 31, 2024, APS filed its eleventh claim pursuant to the terms of the August 15, 2014, settlement agreement in the amount of approximately $18 million (APS’s share is approximately $5.3 million). In February 2025, the DOE approved approximately $17.6 million of this claim.

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

Captive Insurance Cell

Pinnacle West has established a captive insurance program to supplement third-party insurance coverage for certain risks. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. These coverages may be supplemented with third-party insurance policies. The Captive policies exclude nuclear liability at Palo Verde. See Note 10. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments, which in the event of an insured loss would be available to pay covered claims. In the event of an insured loss event, Pinnacle West may be required to provide additional funding to the Captive. The Captive is a VIE, and Pinnacle West is the primary beneficiary of the VIE and consolidates the assets and liabilities of the Captive. See Note 17 for additional details.

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2025 and 2048 that include required purchase provisions.  APS estimates the contract requirements to be approximately $1,540 million in 2025; $1,742 million in 2026; $1,973 million in 2027; $2,142 million in 2028; $2,115 million in 2029; and $27.2 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts include estimated commitments relating to purchased power lease contracts. See Note 8.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter (b)
Coal take-or-pay commitments (a)	$208,984	$214,090	$212,529	$217,820	$223,291	$463,752

(a)Total take-or-pay commitments are approximately $1.5 billion.  The total net present value of these commitments using a 4.81% discount rate is approximately $1.3 billion.
(b)Through 2031.

    APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total purchases	$237,821	$255,219	$305,502

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $27 million in 2025; $24 million in 2026; $21 million in 2027; $18 million in 2028; $16 million in 2029; and $36 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $171 million at December 31, 2024, and $184 million at December 31, 2023. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows: $20 million in 2025; $21 million in 2026; $22 million in 2027; $23 million in 2028; and $2 million thereafter. These funds are held in an escrow account and will be distributed to certain coal providers under the terms of the applicable coal supply agreements.  Any amendments to current coal supply agreements may change the timing of the contribution or cost of final reclamation. The annual payments to the escrow account and final distribution to certain coal providers may be subject to adjustments based on escrow earnings.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. EPA notified APS that the RI/FS was approved on September 11, 2024. APS’s estimated costs related to this investigation and study is approximately $3 million. APS anticipates incurring additional expenditures in the future, but because the final costs associated with remediation requirements set forth in the RI/FS are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending in the U.S. District Court for Arizona, which concerns $8.3 million in remediation legal expenses. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on its financial position, results of operations or cash flows.

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

Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation (“WIIN”) Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. At this time, Arizona Department of Environmental Quality (“ADEQ”) has taken steps to develop a CCR permitting program and plans to propose state regulations governing CCR permitting over the summer of 2024. It remains unclear when EPA would approve that permitting program pursuant to the WIIN Act. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending.

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

•With respect to APS’s Cholla facility, APS’s application for alternative closure was submitted to EPA on November 30, 2020. While EPA has deemed APS’s application administratively “complete,” the Agency’s approval remains pending. If granted, this application would allow the continued disposal of CCR within Cholla’s existing unlined CCR surface impoundments until the required date for ceasing coal-fired boiler operations in April 2025. This application will be subject to public comment and, potentially, judicial review. We expect to have a proposed decision from EPA regarding Cholla in 2025.

We cannot predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCR management units (“CCRMUs”), which contain at least 1,000 tons of CCR, broadly encompass any location at an operating coal-fired power plant where CCR would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. At this time, APS is still evaluating the impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to APS at this time, APS cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure as of April 11, 2021 (except for those disposal units subject to alternative closure). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS has also solicited input from the public and hosted public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, we cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 10, 2024, several states, electric utility companies, affiliated trade associations, and other entities filed petitions for review of these regulations in the D.C. Circuit Court of Appeals. APS is participating in that litigation as part of an ad hoc coalition of electric utility companies, independent power producers, and trade groups, called Electric Generators for a Sensible Transition. We cannot predict the outcome of the litigation challenging EPA’s latest carbon emission standards for power plants. In addition, the Trump administration has stated that it intends to reverse or substantially revise these standards. We cannot predict the outcome of future rulemaking or other regulatory proceedings aimed at changing or eliminating the current EPA emission standards for power plants.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance options for Four Corners based on the ELG regulations finalized in April 2024 and is assessing what impacts the new standards will have on our financial condition, results of operations, or cash flows.

EPA Good Neighbor Proposal for Arizona. On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the National Ambient Air Quality Standards (“NAAQS”). Thermal power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for nitrogen oxide (“NOx”) emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced on January 23, 2024, that it was proposing to add Arizona and New Mexico (along with two other additional states) to EPA’s NOx emission allowance trading program finalized last year. That proposal involves adding these states to the Good Neighbor Plan and disapproving the corresponding provisions of each state’s State Implementation Plan. Because APS operates thermal power plants within Arizona and those portions of the Navajo Nation within New Mexico, APS’s power plants would be subject to EPA’s Good Neighbor Plan upon finalization of this proposal. EPA’s final Good Neighbor Plan is subject to ongoing judicial review in the D.C. Circuit Court of Appeals. On June 27, 2024, the U.S. Supreme Court granted a motion to stay the effectiveness of EPA’s final Good Neighbor Plan pending the resolution of the litigation. As such, APS will not be impacted by the Good Neighbor Plan until the outcome of this litigation is finalized. In addition, on December 19, 2024, EPA announced that it was withdrawing its proposal to add Arizona (along with other western states) to the federal Good Neighbor Plan. As such, while EPA may elect to resume work on and finalize this proposal in the future, it is unlikely to do so over a near-term horizon. APS cannot predict the outcome of any future EPA efforts to add Arizona to the federal Good Neighbor Plan (which depends on action disapproving the Arizona State Implementation Plan) or whether the Good Neighbor Plan itself will remain in effect pending the outcome of judicial review in the D.C. Circuit Court of Appeals. Should the Good Neighbor Plan ultimately be imposed on APS and its operations in Arizona and New Mexico, it would have material impact on both the costs to operate current APS power plants and APS’s ability to develop new thermal generation to serve load. At this time, APS cannot predict the impact on the Company’s financial condition, results of operations, or cash flows.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS would seek recovery in rates for the book value of any remaining investments in the plants, as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

Four Corners National Pollutant Discharge Elimination System (“NPDES”) Permit

The latest NPDES permit for Four Corners was issued on September 30, 2019. Based upon a November 1, 2019, filing by several environmental groups, the Environmental Appeals Board (“EAB”) took up review of the Four Corners NPDES Permit. The EAB denied the environmental group petition on September 30, 2020. While on January 22, 2021, the environmental groups filed a petition for review of the EAB’s decision with the U.S. Court of Appeals for the Ninth Circuit, the parties to the litigation (including APS) finalized a settlement on May 2, 2022. This settlement requires investigation of thermal wastewater discharges from Four Corners, administratively closes the litigation filed in January 2021, and APS does not expect the outcome to have a material impact on its financial condition, results of operations, or cash flows.

BCE Kūpono Solar

BCE and Ameresco jointly owned a special purpose entity that sponsored the Kūpono Solar Project. This project is a 42 MW solar and battery storage facility in Oʻahu, Hawaii that supplies energy and capacity under a 20-year power purchase agreement with Hawaiian Electric Company, Inc. The Kūpono Solar Project achieved commercial operations in June 2024. On April 18, 2023, the Kūpono special purpose entity entered into a $140 million non-recourse construction financing agreement. On August 14, 2024, the construction financing converted into long-term financing in the form of a sale-leaseback. In connection with the project financing, Pinnacle West issued performance guarantees relating to the Kūpono Solar Project. Investments in the Kūpono Solar Project were included in the BCE Sale which closed on January 12, 2024, and as a result of the BCE Sale, Pinnacle West holds no equity or ownership interest in the Kūpono Solar Project. As of December 31, 2024, Pinnacle West continues to maintain performance guarantees relating to the Kūpono Solar Project sale-leaseback financing (see additional information below regarding these guarantees). See Note 20 for information relating to the BCE Sale.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of December 31, 2024, standby letters of credit totaled approximately $18 million and surety bonds totaled approximately $23 million; both will expire through 2025. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2024. In connection with the sale of 4C Acquisition, LLC’s 7% interest to Navajo Transitional Energy Corporation (“NTEC”), Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of December 31, 2024, there is approximately $29 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2031.

Pinnacle West has issued various performance guarantees in connection with the Kūpono Solar Project investment financing and is exposed to losses relating to these guarantees upon the occurrence of certain events that we consider to be remote. Subsequent to the BCE Sale, Pinnacle West continues to maintain these guarantees. See Note 20. Pinnacle West has not needed to perform under these guarantees. Maximum obligations are not explicitly stated in the guarantees and cannot be reasonably estimated. Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees. We consider the fair value of these guarantees, including expected credit losses, to be immaterial. The details of the guarantees are as follows:

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

11.     Asset Retirement Obligations

In 2024, the Company revised its cost estimates for existing AROs for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $63 million, primarily due to cost estimates associated with the CCR Rule.
•Four Corners coal-fired power plant, which resulted in an increase of approximately $82 million, primarily due to cost estimates associated with the CCR Rule.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Navajo, a decommissioned coal-fired power plant, which resulted in an increase of approximately $8 million.
•Palo Verde nuclear plant, which resulted in an increase of approximately $1 million.
•Solar, which resulted in a decrease to the ARO of approximately $11 million, primarily due to the reduced cost of solar panel disposal.

APS has also recorded the initial investigation and assessment costs related to the newly signed EPA rule for Legacy Impoundments and CCRMUs. At this time, APS is still estimating the financial impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to APS at this time, APS cannot reasonably estimate the fair value of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

In 2023, the Company revised its cost estimates for existing ARO for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $71 million, primarily due to changes in the planned pond closure methodology and increased corrective action cost estimates associated with the CCR Rule.
•Four Corners coal-fired power plant, which resulted in a decrease of approximately $7 million.
•Navajo coal-fired plant, a decommissioned coal-fired power plant, which resulted in an increase of approximately $8 million.
•Palo Verde received a new decommissioning study, which resulted in an increase to the ARO in the amount of $63 million, an increase in the plant in service of $59 million and a decrease in the regulatory liability of $4 million.

See additional details in Notes 3 and 10.

The following table shows the change in our asset retirement obligations (dollars in thousands):

	2024	2023
Asset retirement obligations at the beginning of year	$966,001	$797,762
Changes attributable to:
Accretion expense	56,143	44,269
Settlements	(18,379)	(14,039)
Estimated cash flow revisions	142,821	135,323
Newly incurred obligation	—	2,686
Asset retirement obligations at the end of year	$1,146,586	$966,001

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See Note 3 for detail of regulatory liabilities.

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

Investments Held in Nuclear Decommissioning Trusts and Other Special Use Funds

The nuclear decommissioning trusts and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account, the active union employee medical account, and the Captive. See Note 18 for additional discussion about our investment accounts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2024, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$23	$—	$—	$—		$23
Risk management activities — derivative instruments:
Commodity contracts	—	13,152	7,176	(3,770)	(a)	16,558

Nuclear decommissioning trusts:
Equity securities	11,859	542	—	3,335	(b)	15,736
U.S. commingled equity funds	—	—	—	423,069	(c)	423,069
U.S. Treasury debt	367,396	—	—	—		367,396
Corporate debt	—	203,180	—	—		203,180
Mortgage-backed securities	—	208,533	—	—		208,533
Municipal bonds	—	37,429	—	—		37,429
Other fixed income	—	27,502	—	—		27,502
Subtotal nuclear decommissioning trusts	379,255	477,186	—	426,404		1,282,845

Other special use funds:
Cash equivalents	25,000	—	—	—	(d)	$25,000
Equity securities	24,962	—	—	2,851	(b,d)	27,813
U.S. Treasury debt	355,544	—	—	—		355,544
Subtotal other special use funds (d)	405,506	—	—	2,851		408,357

Total assets	$784,784	$490,338	$7,176	$425,485		$1,707,783

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(40,388)	$(22,215)	$817	(a)	$(61,786)
(a)Represents counterparty netting, margin, and collateral. See Note 15.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $34.2 million related to Pinnacle West’s Captive investments that are classified within Level 1, $25.0 million in cash equivalents and $9.2 million related to equity securities. See Note 17.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2024, and December 31, 2023:

	December 31, 2024 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$708	$21,890	Discounted cash flows	Electricity forward price (per MWh)	$25.25	-	$151.11	$106.06
Natural Gas Forward Contracts (a)	6,468	325	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.89)	-	$1.47	$0.71
Total	$7,176	$22,215
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2023 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$6,587	$658	Discounted cash flows	Electricity forward price (per MWh)	$37.79	-	$259.04	$158.08
Natural Gas Forward Contracts (a)	29	1,037	Discounted cash flows	Natural gas forward price (per MMBtu)	$0.00	-	$0.08	$0.03
Total	$6,616	$1,695
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2024	2023
Balance at beginning of period	$4,921	$(4,888)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(60,965)	(70,214)
Settlements	44,156	69,706
Transfers into Level 3 from Level 2	(4,635)	(1,289)
Transfers from Level 3 into Level 2	1,484	11,606
Balance at end of period	$(15,039)	$4,921
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—

Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.
Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy.  See Note 6 for our long-term debt fair values.

13.    Common Stock Equity and Earnings Per Share

ATM Program

On November 8, 2024, Pinnacle West entered into an equity distribution sales agreement, pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an ATM program, which includes the ability to enter into forward sale agreements. As of December 31, 2024, approximately $850 million of common stock is available to be issued under the ATM Program, which takes into account the forward sale agreement in effect as of December 31, 2024.

As of December 31, 2024, Pinnacle West had an outstanding forward sale agreement under the ATM program relating to approximately $50 million of common stock (the “November 2024 ATM Forward Sale Agreement”). The November 2024 ATM Forward Sale Agreement may be settled at Pinnacle West’s discretion no later than June 30, 2026. On a given settlement date, Pinnacle West will issue shares of common at the then-applicable forward sales price. The terms of the November 2024 ATM Forward Sale Agreement also allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares.

The initial forward sales price for the November 2024 ATM Forward Sale Agreement was approximately $89.73, subject to certain adjustments. On December 31, 2024, Pinnacle West could have settled the outstanding November 2024 ATM Forward Sale Agreement with the physical delivery of 552,833 shares of Pinnacle West common stock in exchange for cash of approximately $50 million. As of December 31, 2024, Pinnacle West has not received any proceeds relating to the November 2024 Forward

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale Agreement. Pinnacle West will receive proceeds, if any, when settlement occurs, and will record the proceeds, if any, in equity.

Non-ATM February 2024 Forward Sale Agreements

On February 28, 2024, Pinnacle West executed equity forward sale agreements, relating to 11,240,601 shares of Pinnacle West common stock (“February 2024 Forward Sale Agreements”). The February 2024 Forward Sale Agreements may be settled at our discretion no later than September 4, 2025, and were not issued under the ATM program discussed above. On a settlement date, Pinnacle West will issue shares of Pinnacle West common stock and receive cash, if any, at the then-applicable forward sales price. The terms of the February 2024 Forward Sale Agreements also allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares.

The initial forward sales price for the February 2024 Forward Sale Agreements was initially, approximately $64.51 per share and is subject to adjustment based on the terms of the agreements. In December 2024, Pinnacle West partially settled the February 2024 Forward Sale Agreements with the issuance of 5,377,115 shares of common stock and received net proceeds of $345 million. The proceeds were recorded in equity.

At December 31, 2024, Pinnacle West could have settled the remaining February 2024 Forward Sale Agreements with the issuance of 5,863,486 shares of common stock in exchange for cash of $377 million. We will not receive any additional proceeds, if any, from the February 2024 Forward Sale Agreements until settlement occurs.

Convertible Notes

In June 2024, Pinnacle West issued $525 million of 4.75% convertible senior notes that will mature on June 15, 2027. The Convertible Notes conversion options are indexed to Pinnacle West’s common stock. See Note 5.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (in thousands, except per share amounts):

	2024	2023	2022
Net income attributable to common shareholders	$608,806	$501,557	$483,602

Weighted average common shares outstanding — basic	113,846	113,442	113,196
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	480	362	220
Dilutive shares related to equity forward sale agreements (a)	1,906	—	—
Total contingently issuable shares	2,386	362	220

Weighted average common shares outstanding — diluted	116,232	113,804	113,416
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$5.35	$4.42	$4.27
Net income attributable to common shareholders — diluted	$5.24	$4.41	$4.26
(a)    For the years ended December 31, 2024, 2023 and 2022, diluted weighted average common shares excludes 1,038,463, 0 and 0 shares, respectively, relating to the Convertible Notes and the ATM equity forward. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

The November 2024 ATM Forward Sale Agreements and the February 2024 Forward Sale Agreements are classified as equity transactions, and are not recorded on the Pinnacle West Consolidated Balance Sheets. Delivery of shares to settle equity forward agreements result in dilution to basic earnings per share (EPS) upon settlement. Prior to settlement, the potentially issuable shares are reflected in our diluted EPS calculations using the treasury stock method. Under this method, the number of shares, if any, that would be issued upon settlement less that number of shares that could be purchased by Pinnacle West in the market with the proceeds received from issuance (based on the average market price during the reporting period). Share dilution occurs when the average market price of our stock during the reporting period is higher than the adjusted forward sale price as of the end of the reporting period.

14.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key employees, and non-officer members of the Board of Directors. Awards granted under the 2021 Long-Term Incentive Plan, as amended (“2021 Plan”), may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2021 Plan authorizes up to 4.3 million common shares to be available for grant.  As of December 31, 2024, 2.9 million common shares were available for issuance under the 2021 Plan. During 2024, 2023 and 2022, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2012 to May 2021 were issued under the 2012 Long-Term Incentive Plan (“2012 Plan”), and awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”). No new awards may be granted under the 2012 or 2007 Plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense and Activity

Compensation cost included in net income for stock-based compensation plans was $24 million in 2024, $17 million in 2023, and $16 million in 2022.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $6 million in 2024, $3 million in 2023, and $2 million in 2022.

As of December 31, 2024, there were approximately $38 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of two years.

The total fair value of shares vested was $24 million in 2024, $24 million in 2023, and $25 million in 2022.

The following table is a summary of awards granted and the weighted-average grant date fair value for each of the last three years:

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2024	2023	2022	2024	2023	2022
Units granted	261,808	192,295	174,791	225,516	202,562	208,736
Weighted-average grant date fair value	$71.10	$74.32	$69.66	$72.89	$79.61	$77.63
(a)The Units granted does not include awards that will be cash settled in 2024, 2023 or 2022. See below for additional information on restricted stock unit grants.
(b)Reflects the target payout level.

The following table shows the change of nonvested awards:

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	374,367		$73.29	347,283	$77.29
Granted	261,808		71.10	225,516	72.89
Vested	(155,345)		74.54	(165,194)	76.55
Forfeited (c)	(20,039)		71.32	(17,054)	75.69
Nonvested at December 31, 2024	460,791	(a)	71.72	390,551	77.29
Vested Awards Outstanding at December 31, 2024	70,851			165,194
(a)Includes 11,750 of awards that will be cash settled.
(b)The performance shares are reflected at target payout level.
(c)We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $8 million, $6 million, and $3 million in 2024, 2023 and 2022, respectively. This includes cash used to settle restricted stock units of $2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, $3 million, and $3 million in 2024, 2023 and 2022, respectively. Restricted stock units that are cash settled are classified as liability awards. All performance shares are classified as equity awards.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance share awards are accounted for as equity awards, with compensation cost based on the fair value of the award on the grant date. Compensation cost relating to the EPS and Clean metric component of the respective awards is based on the Company’s closing stock price on the date of grant, with compensation cost recognized over the requisite service period based on the number of shares expected to vest. Management evaluates the probability of meeting the EPS and Clean metric component at each balance sheet date. If the EPS and Clean metric component criteria are not ultimately achieved, no compensation cost is recognized relating to the EPS and Clean metric component, and any previously recognized compensation cost is reversed. Compensation cost relating to the TSR component of the respective awards is determined using a Monte Carlo simulation valuation model, with compensation cost recognized ratably over the requisite service period, regardless of the number of shares that actually vest.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 13 for details relating to Pinnacle West’s equity forward sale agreements and Note 5 for Pinnacle West’s Convertible Notes. These equity-linked transactions are indexed to Pinnacle West common stock and qualify for a derivative scope exception, and as such, are not subject to mark-to-market accounting and are excluded from the derivative disclosures below.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	December 31, 2024	December 31, 2023
Power	GWh	1,051	1,212
Gas	Billion cubic feet	235	200

Gains and Losses from Energy Derivative Instruments

For the years ended December 31, 2024, 2023 and 2022, APS had no energy derivative instruments in designated accounting hedging relationships.

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2024	2023	2022
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	(88,522)	(370,145)	307,287
(a)Amounts are before the effect of PSA deferrals.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$13,718	$(3,158)	$10,560	$18	$10,578
Investments and other assets	6,610	(630)	5,980	—	5,980
Total assets	20,328	(3,788)	16,540	18	16,558

Current liabilities	(52,527)	3,158	(49,369)	(2,971)	(52,340)
Deferred credits and other	(10,076)	630	(9,446)	—	(9,446)
Total liabilities	(62,603)	3,788	(58,815)	(2,971)	(61,786)
Total	$(42,275)	$—	$(42,275)	$(2,953)	$(45,228)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $2,971 thousand and cash margin provided to counterparties of $18 thousand.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of December 31, 2024, we have one counterparty for which our exposure represents approximately 26% of Pinnacle West’s $16.6 million of risk management assets. This exposure relates to an ISDA master agreement with the respective counterparty. The counterparty is rated as investment grade by Standard & Poor’s. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

December 31, 2024
Aggregate fair value of derivative instruments in a net liability position	$62,603
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	32,728
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts, including energy storage lease contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $416 million if our debt credit ratings were to fall below investment grade.

16.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s Consolidated other income and other expense for 2024, 2023, and 2022 (dollars in thousands):

	2024		2023		2022
Other income:
Interest income	$24,322	(a)	$27,242	(a)	$7,326
Gain on sale of BCE (Note 20)	22,988		6,205		—
Miscellaneous	1,304		219		590
Total other income	$48,614		$33,666		$7,916
Other expense:
Non-operating costs	$(27,370)	(b)	$(15,260)		$(18,619)
Investment losses — net	(1,418)		(3,402)		(20,537)	(c)
Miscellaneous	(5,348)		(6,394)		(13,229)
Total other expense	$(34,136)		$(25,056)		$(52,385)
(a)The 2023 and 2024 Interest income is primarily related to PSA Interest. See Note 3.
(b)The 2024 Non-operating cost is primarily related to corporate giving.
(c)The 2022 investment loss is primarily related to an impairment of PNW Power’s Clear Creek wind farm investment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table provides detail of APS’s other income and other expense for 2024, 2023, and 2022 (dollars in thousands):

	2024		2023		2022
Other income:
Interest income (a)	$21,088	(a)	$26,853	(a)	$5,332
Miscellaneous	6		219		556
Total other income	$21,094		$27,072		$5,888
Other expense:
Non-operating costs	$(26,588)	(b)	$(14,070)		$(15,579)
Miscellaneous	(3,110)		(4,194)		(10,529)
Total other expense	$(29,698)		$(18,264)		$(26,108)
(a)The 2023 and 2024 Interest income is primarily related to PSA Interest. See Note 3.
(b)The 2024 Non-operating cost is primarily related to corporate giving.

17.     Variable Interest Entities

Pinnacle West

Captive Insurance Cell VIE

To support our overall insurance program, Pinnacle West established a captive insurance cell to insure certain risks of Pinnacle West and our subsidiaries. The Captive is a protected separate cell captive insurance company sponsored by Energy Insurance Services, Inc (“EISI”). EISI is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as Pinnacle West, to insure risks using captive entities. Pinnacle West, through its contractual rights, has a controlling financial interest in the separate protected Captive cell’s assets. Pinnacle West obtains all the benefits from the Captive and makes all the primary controlling decisions that economically impact the Captive. As a separate protected cell, Pinnacle West is the Captive’s only participant. The Captive is a VIE for which Pinnacle West is the primary beneficiary. Accordingly, Pinnacle West consolidates the Captive.

Under a mutual business program participation agreement between the Captive and EISI, EISI will issue policies, make claim disbursements, claim expenses and other underwriting fees on behalf of the Captive, as necessary.

The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 10 for details regarding nuclear liability insurance. Claim payments to the insureds can only be made up to the amount of the Captive’s available assets. In the event that claims exceed the Captive’s available assets, Pinnacle West may be required to provide additional funding to the Captive. In addition to policies obtained through the Captive, Pinnacle West also has insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs.

As a result of consolidation, we eliminate intercompany transactions between Pinnacle West and the Captive and record the Captive’s assets, liabilities and third-party operating activities. In consolidation,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Captive’s insurance premium revenues derived from Pinnacle West policies is eliminated against the insurance premium expense recorded by Pinnacle West and our subsidiaries relating to insurance policy coverage provided by the Captive. Consolidation primarily resulted in Pinnacle West reflecting the Captive’s investment holdings on our Consolidated Balance Sheets, and the Captive’s investment gains and losses reflected through earnings on our Consolidated Income Statements.

Consolidation of the Captive resulted in an increase in Pinnacle West net income of $5 million for 2024, and zero for 2023 and 2022. These amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts Pinnacle West Consolidated Income Statement’s operations and maintenance expense and other income line items.

Pinnacle West’s Consolidated Balance Sheets as of December 31, 2024 include $34 million of assets relating to the Captive that is reported within the other special use funds line item. See Notes 12 and 18 for additional details on these investment holdings. Our Consolidated Balance Sheets as of December 31, 2023, include $5 million of assets relating to the Captive that is reported within the other assets line item.

APS’s financial statements are not impacted by Pinnacle West’s consolidation of the Captive VIE.

APS

Palo Verde Sale Leaseback VIEs

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2033 under all three lease agreements. APS will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2025 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income of $17 million for each of 2024, 2023 and 2022. The increase in net income is entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Balance Sheets include the following amounts relating to these VIEs (dollars in thousands):

	December 31, 2024	December 31, 2023
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$82,556	$86,426
Equity — Noncontrolling interests	103,167	107,198

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written-down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $345 million beginning in 2025, and up to $501 million over the lease extension terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

18.    Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts and Other Special Use funds. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Consolidated Balance Sheets. See Note 12 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Active Union Employee Medical Account — APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In 2024 and 2023, APS was reimbursed $14 million for each year, for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory assets and liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

Captive Insurance Cell — Pinnacle West has investments in the Captive that may be used to pay insurance losses in the event of certain insured loss events. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments. These investments are restricted for insured loss events.

Pinnacle West Consolidated investment holdings reflected in the tables below primarily relate to APS, with the exception of the Captive’s investments included within Other Special Use Funds.

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	December 31, 2024
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$435,470	$24,962	$460,432		$359,127	$(176)
Available for sale-fixed income securities	844,040	355,544	1,199,584	(a)	7,717	(31,960)
Other	3,335	27,851	31,186	(b)	—	—
Total	$1,282,845	$408,357	$1,691,202	(c)	$366,844	$(32,136)
(a)As of December 31, 2024, the amortized cost basis of these available-for-sale investments is $1,224 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $34 million of Other Special Use Fund investments in equity securities relating to the Captive.

	December 31, 2023
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$420,680	$40,991	$461,671		$336,555	$—
Available for sale-fixed income securities	781,333	319,594	1,100,927	(a)	21,518	(40,868)
Other	(767)	2,196	1,429	(b)	39	—
Total	$1,201,246	$362,781	$1,564,027	(c)	$358,112	$(40,868)
(a)As of December 31, 2023, the amortized cost basis of these available-for-sale investments is $1,120 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2024
Realized gains	$75,690	$372	$76,062
Realized losses	$(21,966)	$—	$(21,966)
Proceeds from the sale of securities (a)	$1,330,940	$355,154	$1,686,094
2023
Realized gains	$111,922	$172	$112,094
Realized losses	$(41,212)	$(568)	$(41,780)
Proceeds from the sale of securities (a)	$1,324,978	$354,744	$1,679,722
2022
Realized gains	$9,017	$420	$9,437
Realized losses	$(40,239)	$—	$(40,239)
Proceeds from the sale of securities (a)	$979,639	$227,558	$1,207,197
(a)Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

Fixed Income Securities Contractual Maturities

The fair value of APS’s fixed income securities, summarized by contractual maturities, at December 31, 2024, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$19,868	$87,424	$39,090	$146,382
1 year – 5 years	268,974	58,598	154,768	482,340
5 years – 10 years	198,464	—	15,664	214,128
Greater than 10 years	356,734	—	—	356,734
Total	$844,040	$146,022	$209,522	$1,199,584

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Balance at December 31, 2022	$(32,332)		$897	$(31,435)
Other comprehensive income/(loss) before reclassifications	(4,420)		713	(3,707)
Amounts reclassified from accumulated other comprehensive loss	1,998	(a)	—	1,998
Balance at December 31, 2023	(34,754)		1,610	(33,144)
Other comprehensive income/(loss) before reclassifications	1,039		(891)	148
Amounts reclassified from accumulated other comprehensive loss	2,054	(a)	—	2,054
Balance at December 31, 2024	$(31,661)		$719	$(30,942)
(a)These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 7.

The following table shows the changes in APS’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Balance at December 31, 2022	$(15,596)
Other comprehensive (loss) before reclassifications	(3,383)
Amounts reclassified from accumulated other comprehensive loss	1,760	(a)
Balance at December 31, 2023	(17,219)
Other comprehensive income before reclassifications	1,255
Amounts reclassified from accumulated other comprehensive loss	1,848	(a)
Balance at December 31, 2024	$(14,116)
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

The total carrying value of net assets transferred to Ameresco as a result of the BCE Sale was $79 million, with total consideration received by Pinnacle West of $108 million, resulting in a total pre-tax gain of $29 million, which was recognized between August 4, 2023 and January 12, 2024. The net assets transferred includes $41 million of liabilities that have been assumed by Ameresco. The consideration received by Pinnacle West includes both cash and interest-bearing promissory notes. The stages of the BCE Sale and timing of net assets transferring to Ameresco and related gain recognition are as follows:

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

•The final stage of the BCE Sale was completed on January 12, 2024. In the final stage, the net assets transferred to Ameresco totaled $35 million. The assets transferred in the final stage related primarily to equity method investments in the Kūpono Solar Project and other development stage projects. These assets were previously classified as assets held for sale on our December 31, 2023, Consolidated Balance Sheets. Our Consolidated Statements of Income for the year ended December 31, 2024, include a $23 million gain relating to the final stage of the BCE Sale.

As of January 12, 2024, all stages of the BCE Sale have been completed. As partial consideration for the BCE Sale, Pinnacle West received a $46 million interest-bearing promissory note from Ameresco. The note required Ameresco to make cash payments to Pinnacle West throughout 2024 and Pinnacle West received payment in full of the note receivable during the fourth quarter of 2024. As the note receivable has been paid in full, our December 31, 2024 Consolidated Balance Sheets do not include any amounts relating to the promissory note.

 On January 30, 2024, Pinnacle West entered into a tax credit transfer agreement to purchase from Ameresco $23 million of investment tax credits from the BCE Los Alamitos project for $21 million. See Note 4.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, Pinnacle West continues to maintain certain guarantees relating to the Kūpono Solar Project sale-leaseback financing, which were not transferred in the BCE Sale transaction. See Note 10.

21.    New Accounting Standards

ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, a new standard was issued that modifies segment reporting disclosure requirements. The disclosure changes include information about a reportable segment’s significant expenses, details relating to the entity’s chief operating decision maker, and other disclosures. We adopted this standard on December 31, 2024, using a retrospective approach. The adoption of the new standard results in changes to our reportable segment disclosures, but does not impact how we identify reportable segments or our financial statement results. See Note 1.

ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures

In December 2023, a new accounting standard was issued that expands disclosures relating to income taxes. The expanded disclosures include a tabular income tax rate reconciliation, disclosure of specific reconciliation categories and reconciling items, the amount of income taxes paid by jurisdiction, and other disclosures. We will adopt this standard on December 31, 2025, using a prospective approach. The adoption of the new standard will result in changes to our income tax disclosures, but will not impact our accounting for income taxes or our financial statement results.

ASU 2024-03, Income Statement: Expense Disaggregation Disclosures

In November 2024, a new accounting standard was issued that requires specific disclosures related to certain costs and expenses. Companies will be required to disclose the amounts of certain cost and expense categories, such as: purchases of inventory, employee compensation, depreciation, and amortization, among other disclosures. The new disclosures may be provided in the notes to the financial statements, and will not require changes to the face of the income statement. The standard is effective for us on December 31, 2027, using either a prospective or retrospective approach, with early adoption permitted. The adoption of the new standard will result in disclosure changes, but will not impact our accounting for such costs and expenses or our financial statement results.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating expenses	$9,931	$11,249	$8,850
Other
Equity in earnings of subsidiaries	643,703	539,962	500,042
Other income (expense)	23,835	2,823	(4,725)
Total	667,538	542,785	495,317
Interest expense	65,261	47,251	18,861
Income before income taxes	592,346	484,285	467,606
Income tax benefit	(16,460)	(17,272)	(15,996)
Net income attributable to common shareholders	608,806	501,557	483,602
Other comprehensive income (loss) — attributable to common shareholders	2,202	(1,709)	23,426
Total comprehensive income — attributable to common shareholders	$611,008	$499,848	$507,028

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$23	$9
Accounts receivable	163,203	163,829
Income tax receivable	6,673	1,832
Assets held for sale- investment in subsidiaries	—	35,139
Other current assets	434	28,379
Total current assets	170,333	229,188
Investments and other assets
Investments in subsidiaries	8,435,150	7,369,159
Deferred income taxes	—	15,746
Other assets	21,966	22,839
Total investments and other assets	8,457,116	7,407,744
TOTAL ASSETS	$8,627,449	$7,636,932

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,471	$8,176
Accrued taxes	4,799	4,543
Common dividends payable	106,592	99,813
Short-term borrowings	228,550	76,650
Current maturities of long-term debt	500,000	625,000
Operating lease liabilities	138	127
Other current liabilities	11,389	11,400
Total current liabilities	854,939	825,709

Long-term debt less current maturities	867,770	498,731

Deferred income taxes	24,536	—
Pension liabilities	4,462	6,487
Operating lease liabilities	1,194	1,332
Other	17,070	19,811
Total deferred credits and other	47,262	27,630
COMMITMENTS AND CONTINGENCIES
Common stock equity
Common stock	3,118,294	2,744,491
Accumulated other comprehensive loss	(30,942)	(33,144)
Retained earnings	3,666,959	3,466,317
Total Pinnacle West Shareholders’ equity	6,754,311	6,177,664
Noncontrolling interests	103,167	107,198
Total Equity	6,857,478	6,284,862
TOTAL LIABILITIES AND EQUITY	$8,627,449	$7,636,932
See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$608,806	$501,557	$483,602
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(643,703)	(539,962)	(500,042)
Gain on sale relating to BCE	(22,988)	(6,423)	—
Depreciation and amortization	75	76	76
Deferred income taxes	40,231	(13,955)	17,256
Accounts receivable	15,268	(28,273)	(8,535)
Accounts payable	(4,869)	1,839	3,431
Accrued taxes and income tax receivables — net	(4,584)	9,505	(25,157)
Dividends received from subsidiaries	401,400	393,600	385,800
Other	22,959	(14,201)	47,719
Net cash flow provided by operating activities	412,595	303,763	404,150
Cash flows from investing activities
Proceeds from sale relating to BCE	84,322	23,400	—
Investments in subsidiaries	(827,752)	(119,682)	(186,630)
Repayments of loans from subsidiaries and other	1,132	6,526	14,308
Advances of loans to subsidiaries	(11,336)	(59,349)	(3,308)
Net cash flow used for investing activities	(753,634)	(149,105)	(175,630)
Cash flows from financing activities
Issuance of long-term debt	867,387	175,000	300,000
Short-term debt borrowings under revolving credit facility	200,000	—	—
Short-term borrowings and (repayments) — net	(48,100)	60,930	2,420
Dividends paid on common stock	(394,663)	(386,486)	(378,881)
Repayment of long-term debt	(625,000)	—	(150,000)
Common stock equity issuance and purchases — net	341,429	(4,093)	(2,653)
Net cash flow used for financing activities	341,053	(154,649)	(229,114)
Net increase (decrease) in cash and cash equivalents	14	9	(594)
Cash and cash equivalents at beginning of year	9	—	594
Cash and cash equivalents at end of year	$23	$9	$—

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS OF HOLDING COMPANY

The Combined Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Pinnacle West Capital Corporation Holding Company Financial Statements.

The Pinnacle West Capital Corporation Holding Company Financial Statements have been prepared to present the financial position, results of operations and cash flows of Pinnacle West on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method. The noncontrolling interests relate to the Palo Verde sale leaseback VIE.

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2024.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2024.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Proposal 1 — Election of Directors” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2025 (the “2025 Proxy Statement”) and to the “Information about our Executive Officers” section in Part I of this report.

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

Pinnacle West has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, and Pinnacle West itself, that Pinnacle West believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. This policy is set forth in our Securities Trading Policy included as Exhibit 19.1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Director Compensation,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2025 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” in the 2025 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024, with respect to the 2021 Plan, 2012 Plan, the 2007 Plan, under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,632,699	—	2,941,625
Equity compensation plans not approved by security holders	—	—	—
Total	1,632,699	—	2,941,625

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2025 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Audit Matters — Audit Fees and — Pre-Approval Policies” in the 2025 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2024	2023
Audit Fees (1)	$2,967,862	$2,707,633
Audit-Related Fees (2)	384,372	372,040
Tax Fees	—	—
All Other Fees (3)	—	1,672,676

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-K and Form 10-Q, respectively.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits in 2023 and 2024.
(3)     The aggregate fees billed for independent third-party advisory (quality assurance) services related to a large-scale information technology project.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $100,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2024 were pre-approved by the Audit Committee or the Chair consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3(1)	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.4(a)	Pinnacle West	Fourth Supplemental Indenture dated as of June 17, 2020	4.1 to Pinnacle West June 10, 2020 Form 8-K Report, File No. 1-8962	6/16/2020

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

4.4(b)	Pinnacle West	Fifth Supplemental Indenture dated as of June 10, 2024	4.1 to Pinnacle West June 5, 2024 Form 8-K Report, File No. 1-8962	6/10/2024

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6(a)	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6(b)	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6(c)	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6(d)	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(e)	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(f)	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6(g)	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6(h)	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6(i)	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6(j)	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.6(k)	Pinnacle West APS	Twenty-First Supplemental Indenture dated as of September 11, 2017	4.1 to Pinnacle West/APS September 11, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2017

4.6(l)	Pinnacle West APS	Twenty-Second Supplemental Indenture dated as of August 9, 2018	4.1 to Pinnacle West/APS August 9, 2018 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/9/2018

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.6(m)	Pinnacle West APS	Twenty-Third Supplemental Indenture dated as of February 28, 2019	4.1 to Pinnacle West/APS February 28, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2019

4.6(n)	Pinnacle West APS	Twenty-Fourth Supplemental Indenture dated as of August 19, 2019	4.1 to Pinnacle West/APS August 16, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2019

4.6(o)	Pinnacle West APS	Twenty-Fifth Supplemental Indenture dated as of November 20, 2019	4.1 to Pinnacle West/APS November 20, 2019 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/20/2019

4.6(p)	Pinnacle West APS	Twenty-Sixth Supplemental Indenture dated as of May 22, 2020	4.1 to Pinnacle West/APS May 22, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2020

4.6(q)	Pinnacle West APS	Twenty-Seventh Supplemental Indenture dated as of September 11, 2020	4.1 to Pinnacle West/APS September 11, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2020
4.6(r)	Pinnacle West APS	Twenty-Eighth Supplemental Indenture dated as of August 16, 2021	4.1 to Pinnacle West/APS August 16, 2021 Form 8-K Report, File Nos. 1-8962 and 1-4473	8/16/2021
4.6(s)	Pinnacle West APS	Twenty-Ninth Supplemental Indenture dated as of November 8, 2022	4.1 to Pinnacle West/APS November 8, 2022 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2022

4.6(t)	Pinnacle West APS	Thirtieth Supplemental Indenture dated as of June 30, 2023	4.1 to Pinnacle West/APS June 30, 2023 Form 8-K Report, File Nos. 1-8962 and 1-4473	6/30/2023

4.6(u)	Pinnacle West APS	Thirty-First Supplemental Indenture dated as of May 9, 2024	4.1 to Pinnacle West/APS May 9, 2024 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/9/2024

4.7	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8(a)	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

4.9	Pinnacle West APS	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.10	Pinnacle West	Indenture, dated as of June 6, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	4.1 to Pinnacle West June 6, 2024 Form 8-K Report, File No. 1-8962	6/6/2024

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(1)	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

10.1(1)(a)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(b)	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(1)(c)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(d)	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(1)(e)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(f)	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(1)(g)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(h)	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(1)(i)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1(1)(j)	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1(2)	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

10.1(2)(a)	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1(2)(b)	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1(2)(c)	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1(2)(d)	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1(2)(e)	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(f)	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1(2)(g)	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1(2)(h)	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2(1)[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively	10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2(1)(a)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(1)(b)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(1)(c)[b]	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.2(1)(d)[b]	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2(2)[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

10.2(2)(a)[b]	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2(2)(b)[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2(2)(c)[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(3)(a)[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2(4)[b]	Pinnacle West APS
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
			10.64b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2(5)[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(1)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3(1)(a)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3(2)[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3(2)(a)[b]	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2a to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.3(2)(b)[b]	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2b to Pinnacle West/APS 2017 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/23/2018

10.4(1)[b]	Pinnacle West APS	Offer of Employment Letter dated July 19, 2018 between Pinnacle West and Robert E. Smith	10.4.5 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020

10.4(2)[b]	Pinnacle West APS	Supplemental Agreement dated October 17, 2018 between Pinnacle West and Robert E. Smith	10.4.6 to Pinnacle West/APS 2019 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2020
10.4(3)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 19, 2019 between Pinnacle West and Theodore Geisler	10.4.4 to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.4(8)[b]	Pinnacle West APS	Offer of Employment Letter dated May 19, 2022 between APS and Adam Heflin	10.4(8) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.4(9)[b]	Pinnacle West APS	Discretionary Credit Award Agreement dated June 21, 2019 between APS and Jacob Tetlow	10.4(9) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.4(10)[b]	Pinnacle West APS	First Amendment to Discretionary Credit Award Agreement dated February 21, 2021 between APS and Jacob Tetlow	10.4(10) to Pinnacle West/APS 2022 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2023

10.5(1)bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77bd to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5(1)(a)bd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(2)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5(3)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5(4)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/22/2013
10.5(5)bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS June 30, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/5/2021

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(1)[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6(1)(a)[b]	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6(1)(b)bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6(1)(c)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6(1)(d)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6(1)(e)bd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(f)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(1)(g)bd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6(2)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6(3)[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6(4)bd	Pinnacle West APS	Summary of 2025 Variable Incentive Plan and Officer Variable Incentive Plan

10.6(5)[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6(5)(a)bd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017

10.6(5)(b)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(c)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(d)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(e)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6(5)(f)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.6(5)(g)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6f to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(h)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6g to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6(5)(i)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(j)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2019 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/1/2019

10.6(5)(k)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2020 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/8/2020

10.6(5)(l)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5k to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.6(5)(m)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.5l to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2021

10.6(5)(n)bd	Pinnacle West APS	Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2021 Annual Meeting of Shareholders, File No. 1-8962	4/01/2021

10.6(5)(o)bd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2022 Annual Meeting of Shareholders, File No. 1-8962	5/19/2023

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6(5)(p)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5n to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(q)bd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5o to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(r)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5p to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(s)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5q to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(t)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5r to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(u)bd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2021 Long-Term Incentive Plan	10.6.5s to Pinnacle West/APS 2020 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/25/2022

10.6(5)(v)bd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6(5)(w)bd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.7(1)	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(a)	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(1)(b)	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-89	7/25/1985

10.7(1)(c)	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(1)(d)	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7(2)	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7(2)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7(3)	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7(3)(a)	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7(4)	Pinnacle West APS
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
			10.108 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.9(1)	Pinnacle West APS	Arizona Nuclear Power Project (“ANPP”) Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, and amendments 1-12 thereto	10.1 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.9(1)(a)	Pinnacle West APS	Amendment No. 13, dated as of April 22, 1991, to ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	10.1 to APS’s March 31, 1991 Form 10-Q Report, File No. 1-4473	5/15/1991

10.9(1)(b)	Pinnacle West APS
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
			10.1 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File No. 1-8962	4/10/2023

10.11(1)(a)	Pinnacle West
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
			10.2 to Pinnacle West/APS April 10, 2023 Form 8-K Report, File No. 1-8962	4/10/2023

10.11(2)(a)	APS
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
			10.1 to Pinnacle West/APS March 31, 2021 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2021

10.13(1)	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(2)	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(3)	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13(4)	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.13(5)	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14(1)	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

10.15(1)	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(2)	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15(3)(a)	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

10.16(1)	Pinnacle West	Forward Sale Agreement, dated February 28, 2024, between Pinnacle West and Wells Fargo Bank, National Association	10.1 to Pinnacle West February 28, 2024 Form 8-K Report, File No. 1-8962	3/4/2024

10.16(2)	Pinnacle West	Additional Forward Sale Agreement, dated February 28, 2024, between Pinnacle West and Wells Fargo Bank, National Association	10.2 to Pinnacle West February 28, 2024 Form 8-K Report, File No. 1-8962	3/4/2024

10.17(1)	Pinnacle West	Forward Sale Agreement, dated February 28, 2024, between Pinnacle West and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as its agent)	10.3 to Pinnacle West February 28, 2024 Form 8-K Report, File No. 1-8962	3/4/2024

10.17(2)	Pinnacle West	Additional Forward Sale Agreement, dated February 28, 2024, between Pinnacle West and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as its agent)	10.4 to Pinnacle West February 28, 2024 Form 8-K Report, File No. 1-8962	3/4/2024

19.1	Pinnacle West	Securities Trading Policy of Pinnacle West

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Pinnacle West	Policy Relating to Recovery of Erroneously Awarded Compensation	97 to Pinnacle West/APS 2023 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/27/2024

99.1[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.1(a)[c]	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.1(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

99.2(a)[c]	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

99.2(b)[c]	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.3[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

99.3(a)[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.3(b)[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.4	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.4(a)	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.4(b)	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.5	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1/20/1987

99.5(a)	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8/24/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

99.5(b)	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.6	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1/20/1987

99.6(a)	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.7[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.8	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	The Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 25, 2025	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 25, 2025
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 25, 2025
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 25, 2025
(Elizabeth A. Blankenship,
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 25, 2025
(Glynis A. Bryan)

/s/ Ronald Butler, Jr.	Director	February 25, 2025
(Ronald Butler, Jr.)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 25, 2025
(Gonzalo A. de la Melena, Jr.)

/s/ Carol S. Eicher	Director	February 25, 2025
(Carol S. Eicher)

/s/ Susan T. Flanagan	Director	February 25, 2025
(Susan T. Flanagan)

/s/ Richard P. Fox	Director	February 25, 2025
(Richard P. Fox)

/s/ Theodore N. Geisler	Director	February 25, 2025
(Theodore N. Geisler)

/s/ Bruce J. Nordstrom	Director	February 25, 2025
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 25, 2025
(Paula J. Sims)

/s/ William H. Spence	Director	February 25, 2025
(William H. Spence)

/s/ Kristine L. Svinicki	Director	February 25, 2025
(Kristine L. Svinicki)

/s/ James E Trevathan, Jr.	Director	February 25, 2025
(James E. Trevathan, Jr.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 25, 2025	/s/ Jeffrey B. Guldner
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

Signature	Title	Date

/s/ Jeffrey B. Guldner	Principal Executive Officer	February 25, 2025
(Jeffrey B. Guldner, Chairman	and Director
of the Board of Directors and
Chief Executive Officer)

/s/ Andrew Cooper	Principal Financial Officer	February 25, 2025
(Andrew Cooper,
Senior Vice President and
Chief Financial Officer)

/s/ Elizabeth A. Blankenship	Principal Accounting Officer	February 25, 2025
(Elizabeth A. Blankenship
Vice President, Controller and
Chief Accounting Officer)

/s/ Glynis A. Bryan	Director	February 25, 2025
(Glynis A. Bryan)

/s/ Ronald Butler, Jr.	Director	February 25, 2025
(Ronald Butler, Jr.)

/s/ Gonzalo A. de la Melena, Jr.	Director	February 25, 2025
(Gonzalo A. de la Melena, Jr.)

/s/ Carol S. Eicher	Director	February 25, 2025
(Carol S. Eicher)

/s/ Susan T. Flanagan	Director	February 25, 2025
(Susan T. Flanagan)

/s/ Richard P. Fox	Director	February 25, 2025
(Richard P. Fox)

/s/ Theodore N. Geisler	Director	February 25, 2025
(Theodore N. Geisler)

/s/ Bruce J. Nordstrom	Director	February 25, 2025
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 25, 2025
(Paula J. Sims)

/s/ William H. Spence	Director	February 25, 2025
(William H. Spence)

/s/ Kristine L. Svinicki	Director	February 25, 2025
(Kristine L. Svinicki)

/s/ James E Trevathan, Jr.	Director	February 25, 2025
(James E. Trevathan, Jr.)