Form 10-Q
period 2025-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2025-08-06
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of each registrant as specified in its
charter; State or other jurisdiction of incorporation or organization; Address of principal executive offices, including zip code; and
	Registrant’s telephone number, including area code			IRS Employer Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION			86-0512431
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY			86-0011170
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PNW	New York Stock Exchange
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 31, 2025:	119,427,244
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 31, 2025:	71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form  10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), and Part II, Item 1A of this report, these factors include, but are not limited to:
•uncertainties associated with the current and future economic environment, including economic growth rates, labor market conditions, tariffs, inflation, supply chain delays, increased expenses, volatile capital markets, or other unpredictable effects;
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
•new legislation, ballot initiatives, and regulation or interpretations of existing legislation or regulations, including those relating to tax, environmental requirements, regulatory and energy policy, nuclear plant operations, and potential deregulation of retail electric markets;
•fuel and water supply availability;
•our ability to achieve timely and adequate rate recovery of our costs through our rates and adjustor recovery mechanisms, including returns on and of debt and equity capital investment;
•the ability of APS to meet renewable energy and energy efficiency mandates and recover related costs;
•the ability of APS to achieve its clean energy goal to be carbon-neutral by 2050 and, if this goal is achieved, the impact of such achievement on APS, its customers, and its business, financial condition, and results of operations;
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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

OPERATING REVENUES (Note 4)	$1,358,751	$1,308,994	$2,391,031	$2,260,706

OPERATING EXPENSES
Fuel and purchased power	477,008	437,172	857,079	795,036
Operations and maintenance	286,605	272,266	586,714	529,844
Depreciation and amortization	228,893	225,017	463,833	435,311
Taxes other than income taxes	57,651	58,651	117,005	117,815
Other expense	1,042	2,141	1,626	2,161
Total	1,051,199	995,247	2,026,257	1,880,167
OPERATING INCOME	307,552	313,747	364,774	380,539
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,767	8,910	28,016	19,202
Pension and other postretirement non-service credits, net (Note 7)	3,692	12,877	6,650	24,445
Other income (Note 11)	12,104	5,885	29,565	36,492
Other expense (Note 11)	(4,259)	(3,032)	(6,829)	(10,599)
Total	26,304	24,640	57,402	69,540
INTEREST EXPENSE
Interest charges	113,527	108,891	218,470	208,665
Allowance for borrowed funds used during construction	(11,559)	(11,036)	(21,661)	(24,177)
Total	101,968	97,855	196,809	184,488
Income Before Income Taxes	231,888	240,532	225,367	265,591
Income taxes	35,018	32,421	28,835	36,312
Net Income	196,870	208,111	196,532	229,279
Less: Net income attributable to noncontrolling interests (Note 8)	4,306	4,306	8,612	8,612
Net Income Attributable to Common Shareholders	$192,564	$203,805	$187,920	$220,667

Weighted-average common shares outstanding - basic	119,517	113,695	119,555	113,658
Weighted-average common shares outstanding - diluted	121,865	115,803	121,813	115,015

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$1.61	$1.79	$1.57	$1.94
Net income attributable to common shareholders - diluted	$1.58	$1.76	$1.54	$1.92

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET INCOME	$196,870	$208,111	$196,532	$229,279

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $(18), $131, $(18) and $131	(294)	(399)	56	(399)
Pension and other postretirement benefit activity, net of tax benefit (expense) of $69, $103, $(95) and $(82)	(53)	(313)	445	249
Total other comprehensive income (loss)	(347)	(712)	501	(150)

COMPREHENSIVE INCOME	196,523	207,399	197,033	229,129
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$192,217	$203,093	$188,421	$220,517

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,841	$3,838
Customer and other receivables	569,656	525,608
Accrued unbilled revenues (Note 4)	272,327	176,903
Allowance for doubtful accounts (Note 4)	(17,449)	(24,849)
Materials and supplies (at average cost)	509,269	469,022
Fossil fuel (at average cost)	17,670	32,420
Assets from risk management activities (Note 9)	10,903	10,578
Deferred fuel and purchased power regulatory asset (Note 6)	182,412	287,597
Other regulatory assets (Note 6)	121,436	133,372
Other current assets	102,843	74,915
Total current assets	1,787,908	1,689,404
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 13 and 14)	1,337,858	1,282,845
Other special use funds (Notes 13 and 14)	423,332	408,357
Assets from risk management activities (Note 9)	34,203	5,980
Other assets	140,619	115,095
Total investments and other assets	1,936,012	1,812,277
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	25,895,037	25,860,950
Accumulated depreciation and amortization	(8,690,747)	(9,027,426)
Net	17,204,290	16,833,524
Construction work in progress	2,087,779	1,592,659
Palo Verde sale leaseback, net of accumulated depreciation (Note 8)	80,622	82,556
Intangible assets, net of accumulated amortization	569,047	591,310
Nuclear fuel, net of accumulated amortization	120,267	97,850
Total property, plant and equipment	20,062,005	19,197,899
DEFERRED DEBITS
Regulatory assets (Note 6)	1,357,382	1,389,489
Operating lease right-of-use assets (Note 16)	3,638,906	1,605,463
Assets for pension and other postretirement benefits (Note 7)	364,229	342,102
Other	88,739	66,126
Total deferred debits	5,449,256	3,403,180

TOTAL ASSETS	$29,235,181	$26,102,760

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$668,664	$485,426
Accrued taxes	205,460	175,863
Accrued interest	84,760	81,799
Common dividends payable	106,869	106,592
Short-term borrowings (Note 5)	1,405,000	568,450
Current maturities of long-term debt (Note 5)	350,000	800,000
Customer deposits	53,272	44,345
Liabilities from risk management activities (Note 9)	25,692	52,340
Liabilities for asset retirements	41,226	50,009
Operating lease liabilities (Note 16)	191,628	100,367
Regulatory liabilities (Note 6)	182,458	206,955
Other current liabilities	112,213	171,651
Total current liabilities	3,427,242	2,843,797
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 5)	8,507,002	8,058,648
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,465,821	2,444,473
Regulatory liabilities (Note 6)	1,912,279	1,855,278
Liabilities for asset retirements	1,123,521	1,096,577
Liabilities for pension benefits (Note 7)	147,929	139,317
Liabilities from risk management activities (Note 9)	7,144	9,446
Customer advances	580,656	569,343
Coal mine reclamation	155,600	171,483
Deferred investment tax credit	246,189	249,490
Unrecognized tax benefits	45,815	44,233
Operating lease liabilities (Note 16)	3,550,894	1,520,877
Other	237,149	242,320
Total deferred credits and other	10,472,997	8,342,837
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, no par value; 300,000,000 and 150,000,000 shares authorized at respective dates, 119,472,939 and 119,143,782 shares issued at respective dates	3,119,404	3,121,617
Treasury stock at cost; 46,968 and 46,968 shares at respective dates	(3,323)	(3,323)
Total common stock	3,116,081	3,118,294
Retained earnings	3,641,148	3,666,959
Accumulated other comprehensive loss (Note 15)	(30,441)	(30,942)
Total shareholders’ equity	6,726,788	6,754,311
Noncontrolling interests (Note 8)	101,152	103,167
Total equity	6,827,940	6,857,478

TOTAL LIABILITIES AND EQUITY	$29,235,181	$26,102,760
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,532	$229,279
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	—	(22,988)
Depreciation and amortization including nuclear fuel	492,225	465,546
Deferred fuel and purchased power	(95,850)	(64,220)
Deferred fuel and purchased power amortization	201,035	204,748
Allowance for equity funds used during construction	(28,016)	(19,202)
Deferred income taxes	1,439	339
Deferred investment tax credit	(3,301)	(4,082)
Stock compensation	12,356	10,622
Changes in current assets and liabilities:
Customer and other receivables	(47,587)	(57,802)
Accrued unbilled revenues	(95,424)	(147,165)
Materials, supplies and fossil fuel	(25,497)	(55,498)
Income tax receivable	—	332
Other current assets	(41,851)	(53,124)
Accounts payable	127,970	99,513
Accrued taxes	29,597	34,381
Other current liabilities	1,182	(11,061)
Change in long-term regulatory assets	38,992	18,183
Change in long-term regulatory liabilities	44,860	(4,637)
Change in other long-term assets	(140,504)	(43,489)
Change in operating lease assets	138,439	19,785
Change in other long-term liabilities	(56,639)	(45,456)
Change in operating lease liabilities	(86,632)	(16,866)
Net cash provided by operating activities	663,326	537,138
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,332,068)	(1,051,725)
Contributions in aid of construction	107,716	144,329
Proceeds from sale relating to BCE	—	47,778
Allowance for borrowed funds used during construction	(21,661)	(24,177)
Proceeds from nuclear decommissioning trusts sales and other special use funds	919,644	772,375
Investment in nuclear decommissioning trusts and other special use funds	(920,785)	(772,359)
Other	(6,178)	(3,335)
Net cash used for investing activities	(1,253,332)	(887,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	795,404	1,313,229
Repayment of long-term debt	(800,000)	(675,000)
Short-term borrowing and (repayments) - net	436,549	(78,050)
Short-term debt borrowings under term loan facility	400,000	350,000
Short-term debt repayments under term loan facility	—	(350,000)
Dividends paid on common stock	(210,150)	(196,296)
Common stock equity issuance and (purchases) - net	(6,166)	(4,227)
Capital activities by noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	605,009	349,028
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,003	(948)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,838	4,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,841	$4,007
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	119,445,299	$3,109,612	(46,968)	$(3,323)	$3,662,313	$(30,094)	$107,474	$6,845,982
Net income		—		—	192,564	—	4,306	196,870
Other comprehensive loss		—		—	—	(347)	—	(347)
Dividends on common stock ($1.79 per share)		—		—	(213,731)	—	—	(213,731)
Issuance of common stock (a)	27,640	9,792		—	—	—	—	9,792
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	2	—	—	2
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	113,686,849	$2,757,506	(128,234)	$(9,073)	$3,483,178	$(32,582)	$111,504	$6,310,533
Net income		—		—	203,805	—	4,306	208,111
Other comprehensive loss		—		—	—	(712)	—	(712)
Dividends on common stock ($1.76 per share)		—			(199,868)	—	—	(199,868)
Issuance of common stock (a)	24,914	7,005		—	—	—	—	7,005
Reissuance of treasury stock for stock-based compensation and other		—	26,593	1,882	—	—	—	1,882
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	(2)	—	1	(1)
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322
(a)See Note 12 for information related to our equity forward sale agreements.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
Net income		—		—	187,920	—	8,612	196,532
Other comprehensive income		—		—	—	501	—	501
Dividends on common stock ($1.79 per share)		—		—	(213,731)	—	—	(213,731)
Issuance of common stock (a)	329,157	(2,213)		—	—	—	—	(2,213)
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—		—	1	1
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	113,537,689	$2,752,676	(113,272)	$(8,185)	$3,466,317	$(33,144)	$107,198	$6,284,862
Net income		—		—	220,667	—	8,612	229,279
Other comprehensive loss		—		—	—	(150)	—	(150)
Dividends on common stock ($1.76 per share)		—		—	(199,868)	—	—	(199,868)
Issuance of common stock (a)	174,074	11,835		—	—	—	—	11,835
Purchase of treasury stock (b)		—	(71,008)	(4,907)	—	—	—	(4,907)
Reissuance of treasury stock for stock-based compensation and other		—	82,639	5,900	—	—	—	5,900
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		1	(3)	—	1	(1)
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322
(a)See Note 12 for information related to our equity forward sale agreements.
(b)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

OPERATING REVENUES (Note 4)	$1,358,751	$1,308,994	$2,391,031	$2,260,706

OPERATING EXPENSES
Fuel and purchased power	477,008	437,172	857,079	795,036
Operations and maintenance	285,211	272,674	581,862	526,267
Depreciation and amortization	228,876	224,996	463,799	435,269
Taxes other than income taxes	57,642	58,666	116,978	117,744
Other expense	1,042	2,141	1,626	2,161
Total	1,049,779	995,649	2,021,344	1,876,477
OPERATING INCOME	308,972	313,345	369,687	384,229
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,767	8,910	28,016	19,202
Pension and other postretirement non-service credits, net (Note 7)	3,916	13,068	7,116	24,841
Other income (Note 11)	3,674	4,591	9,396	11,446
Other expense (Note 11)	(3,890)	(2,894)	(6,223)	(5,788)
Total	18,467	23,675	38,305	49,701
INTEREST EXPENSE
Interest charges	91,915	93,294	180,686	180,273
Allowance for borrowed funds used during construction	(11,559)	(11,036)	(21,661)	(24,177)
Total	80,356	82,258	159,025	156,096
Income Before Income Taxes	247,083	254,762	248,967	277,834
Income taxes	38,679	38,655	35,978	42,304
Net Income	208,404	216,107	212,989	235,530
Less: Net income attributable to noncontrolling interests (Note 8)	4,306	4,306	8,612	8,612
Net Income Attributable to Common Shareholder	$204,098	$211,801	$204,377	$226,918

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET INCOME	$208,404	$216,107	$212,989	$235,530

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $44, $101, $(89) and $(60)	(136)	(307)	270	183
Total other comprehensive income (loss)	(136)	(307)	270	183

COMPREHENSIVE INCOME	208,268	215,800	213,259	235,713
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	8,612	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$203,962	$211,494	$204,647	$227,101

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$25,894,155	$25,860,068
Accumulated depreciation and amortization	(8,689,865)	(9,026,544)
Net	17,204,290	16,833,524
Construction work in progress	2,087,779	1,592,659
Palo Verde sale leaseback, net of accumulated depreciation (Note 8)	80,622	82,556
Intangible assets, net of accumulated amortization	568,892	591,154
Nuclear fuel, net of accumulated amortization	120,267	97,850
Total property, plant and equipment	20,061,850	19,197,743

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 13 and 14)	1,337,858	1,282,845
Other special use funds (Notes 13 and 14)	384,792	374,156
Assets from risk management activities (Note 9)	34,203	5,980
Other assets	51,495	49,673
Total investments and other assets	1,808,348	1,712,654

CURRENT ASSETS
Cash and cash equivalents	14,480	3,815
Customer and other receivables	566,896	522,886
Accrued unbilled revenues (Note 4)	272,327	176,903
Allowance for doubtful accounts (Note 4)	(17,449)	(24,849)
Materials and supplies (at average cost)	509,269	469,022
Fossil fuel (at average cost)	17,670	32,420
Income tax receivable	42	5,463
Assets from risk management activities (Note 9)	10,903	10,578
Deferred fuel and purchased power regulatory asset (Note 6)	182,412	287,597
Other regulatory assets (Note 6)	121,436	133,372
Other current assets	93,685	65,754
Total current assets	1,771,671	1,682,961

DEFERRED DEBITS
Regulatory assets (Note 6)	1,357,382	1,389,489
Operating lease right-of-use assets (Note 16)	3,637,830	1,604,324
Assets for pension and other postretirement benefits (Note 7)	357,444	335,458
Other	88,107	65,606
Total deferred debits	5,440,763	3,394,877

TOTAL ASSETS	$29,082,632	$25,988,235
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	4,416,696	4,116,696
Retained earnings	3,983,202	3,992,423
Accumulated other comprehensive loss (Note 15)	(13,846)	(14,116)
Total shareholder equity	8,564,214	8,273,165
Noncontrolling interests (Note 8)	101,152	103,167
Total equity	8,665,366	8,376,332
Long-term debt less current maturities (Note 5)	7,193,037	7,190,878
Total capitalization	15,858,403	15,567,210
CURRENT LIABILITIES
Short-term borrowings (Note 5)	1,125,400	339,900
Current maturities of long-term debt (Note 5)	—	300,000
Accounts payable	662,610	481,955
Accrued taxes	226,603	181,698
Accrued interest	77,586	79,308
Common dividends payable	106,900	107,200
Customer deposits	53,272	44,345
Liabilities from risk management activities (Note 9)	25,692	52,340
Liabilities for asset retirements	41,226	50,009
Operating lease liabilities (Note 16)	191,484	100,229
Regulatory liabilities (Note 6)	182,458	206,955
Other current liabilities	108,544	177,019
Total current liabilities	2,801,775	2,120,958
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,431,120	2,419,937
Regulatory liabilities (Note 6)	1,912,279	1,855,278
Liabilities for asset retirements	1,123,521	1,096,577
Liabilities for pension benefits (Note 7)	144,581	134,855
Liabilities from risk management activities (Note 9)	7,144	9,446
Customer advances	580,656	569,343
Coal mine reclamation	155,600	171,483
Deferred investment tax credit	246,189	249,490
Unrecognized tax benefits	50,307	48,725
Operating lease liabilities (Note 16)	3,549,774	1,519,683
Other	221,283	225,250
Total deferred credits and other	10,422,454	8,300,067
COMMITMENTS AND CONTINGENCIES (Note 10)
TOTAL LIABILITIES AND EQUITY	$29,082,632	$25,988,235
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,989	$235,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	492,191	465,504
Deferred fuel and purchased power	(95,850)	(64,220)
Deferred fuel and purchased power amortization	201,035	204,748
Allowance for equity funds used during construction	(28,016)	(19,202)
Deferred income taxes	(8,702)	(257)
Deferred investment tax credit	(3,301)	(4,082)
Changes in current assets and liabilities:
Customer and other receivables	(47,549)	(52,990)
Accrued unbilled revenues	(95,424)	(147,165)
Materials, supplies and fossil fuel	(25,497)	(55,498)
Income tax receivable	5,421	—
Other current assets	(41,854)	(21,506)
Accounts payable	125,387	98,992
Accrued taxes	44,905	60,314
Other current liabilities	(12,544)	(27,078)
Change in long-term regulatory assets	38,992	18,183
Change in long-term regulatory liabilities	44,860	(4,637)
Change in other long-term assets	(117,624)	(69,075)
Change in operating lease assets	138,376	19,659
Change in other long-term liabilities	(43,634)	(46,992)
Change in operating lease liabilities	(86,558)	(16,798)
Net cash provided by operating activities	697,603	573,430
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,332,068)	(1,051,727)
Contributions in aid of construction	107,716	144,329
Allowance for borrowed funds used during construction	(21,661)	(24,177)
Proceeds from nuclear decommissioning trusts sales and other special use funds	869,190	772,375
Investment in nuclear decommissioning trusts and other special use funds	(870,331)	(772,359)
Other	(756)	(919)
Net cash used for investing activities	(1,247,910)	(932,478)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	445,842
Repayment of long-term debt	(300,000)	(250,000)
Short-term borrowing and (repayments) - net	385,500	(77,150)
Short-term debt borrowings under term loan facility	400,000	350,000
Short-term debt repayments under term loan facility	—	(350,000)
Equity infusion from Pinnacle West	300,000	450,000
Dividends paid on common stock	(213,900)	(199,700)
Capital activities by noncontrolling interests	(10,628)	(10,628)
Net cash provided by financing activities	560,972	358,364
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,665	(684)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,815	4,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,480	$3,865
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2025	71,264,947	$178,162	$4,116,696	$3,992,700	$(13,710)	$107,474	$8,381,322
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	204,098	—	4,306	208,404
Other comprehensive loss		—	—	—	(136)	—	(136)
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	4	—	—	4
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2024	71,264,947	$178,162	$3,321,696	$3,774,414	$(16,729)	$111,504	$7,369,047
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	211,801	—	4,306	216,107
Other comprehensive loss		—	—	—	(307)	—	(307)
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	—	—	1	1
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	204,377	—	8,612	212,989
Other comprehensive income		—	—	—	270	—	270
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	2	—	1	3
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	71,264,947	$178,162	$3,321,696	$3,759,299	$(17,219)	$107,198	$7,349,136
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	226,918	—	8,612	235,530
Other comprehensive income		—	—	—	183	—	183
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	1	(1)
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$7,743	$25,019
Interest, net of amounts capitalized	189,041	177,323
Significant non-cash investing and financing activities:
Accrued capital expenditures	312,762	214,182
Dividends accrued but not yet paid	106,869	99,936
BCE Sale non-cash consideration (Note 18)	—	36,510

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$10,369	$9,729
Interest, net of amounts capitalized	158,073	152,535
Significant non-cash investing and financing activities:
Accrued capital expenditures	312,762	214,182
Dividends accrued but not yet paid	106,900	100,000
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For information on our reportable business segment’s revenues, significant expenses, net income (loss), assets, and other reportable segment items, see the APS Condensed Consolidated Statements of Income, APS Condensed Consolidated Balance Sheets, and APS Condensed Consolidated Statements of Cash Flows. The following table reconciles our reportable segment’s revenues, significant expenses, and net income (loss) to the Pinnacle West Consolidated amounts (dollars in millions):

	Three Months Ended June 30,
	2025			2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$1,359	$—	$1,359	$1,309	$—	$1,309
Fuel and purchased power	(477)	—	(477)	(437)	—	(437)
Operations and maintenance	(285)	(2)	(287)	(273)	1	(272)
Depreciation and amortization	(229)	—	(229)	(225)	—	(225)
Taxes other than income taxes	(58)	—	(58)	(59)	—	(59)
Pension and other postretirement non-service credits, net	4	—	4	13	—	13
Allowance for equity funds used during construction	15	—	15	9	—	9
Other income and expenses, net	(2)	9	7	—	—	—
Interest charges	(80)	(22)	(102)	(82)	(16)	(98)
Income taxes	(39)	4	(35)	(39)	7	(32)
Less: Net income attributable to noncontrolling interests	(4)	—	(4)	(4)	—	(4)
Net Income (Loss)	$204	$(11)	$193	$212	$(8)	$204

	Six Months Ended June 30,
	2025			2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$2,391	$—	$2,391	$2,261	$—	$2,261
Fuel and purchased power	(857)	—	(857)	(795)	—	(795)
Operations and maintenance	(582)	(5)	(587)	(526)	(4)	(530)
Depreciation and amortization	(464)	—	(464)	(435)	—	(435)
Taxes other than income taxes	(117)	—	(117)	(118)	—	(118)
Pension and other postretirement non-service credits, net	7	—	7	25	(1)	24
Allowance for equity funds used during construction	28	—	28	19	—	19
Other income and expenses, net	2	20	22	3	21	24
Interest charges	(159)	(38)	(197)	(156)	(28)	(184)
Income taxes	(36)	7	(29)	(42)	6	(36)
Less: Net income attributable to noncontrolling interests	(9)	—	(9)	(9)	—	(9)
Net Income (Loss)	$204	$(16)	$188	$227	$(6)	$221

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles our reportable segment's assets to the Pinnacle West Consolidated amount (dollars in millions):

	June 30, 2025			December 31, 2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Total Assets	$29,083	$152	$29,235	$25,988	$115	$26,103

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

ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, a new accounting standard was issued that revises the guidance on identifying the accounting acquirer in a business combination in which the acquiree is a VIE that meets the definition of a business. Prior to the issuance of the amended guidance, for certain transactions, the primary beneficiary of the VIE was always required to be deemed the acquirer in the transaction. Under the amended guidance, an entity will now need to complete an assessment of the transaction to determine the acquiring entity and is no longer required to assume that the primary beneficiary is the acquirer in the transaction.

The standard will become effective for us on January 1, 2027, with early adoption permitted. We expect to adopt this guidance on January 1, 2027, and will apply the guidance prospectively to acquisition transactions occurring on and after the adoption date. Upon adoption, we do not expect the guidance will have a material impact on our financial statements. The adoption of this guidance will not impact the APS purchase transactions relating to the Palo Verde Sale Leaseback VIEs. See Note 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenues disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail Electric Service
Residential	$651,666	$658,158	$1,100,589	$1,090,850
Non-Residential	654,038	609,871	1,178,895	1,071,354
Wholesale Energy Sales	17,893	10,261	42,717	37,125
Transmission Services for Others	31,996	27,541	57,543	55,253
Other Sources	3,158	3,163	11,287	6,124
Total Operating Revenues	$1,358,751	$1,308,994	$2,391,031	$2,260,706

Retail Electric Revenues

All of Pinnacle West’s retail electric revenues are generated by APS. Retail electric revenue is generated by the sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms. In addition, see the section titled “2025 Rate Case” in Note 6 for details related to proposed adjustments to rate design and modifications of cost allocation methodologies to reduce cross-subsidization by ensuring customers causing production costs are covering those costs through rates.

Wholesale Energy Sales and Transmission Services for Others

Revenues from wholesale energy sales and transmission services for others represent energy and transmission sales to wholesale customers. These activities consist of managing fuel and purchased power risks and transmission needs in connection with the cost of serving our retail customers’ energy requirements. We may also sell into the wholesale markets generation that is not needed for APS’s retail load. Our wholesale activities and tariff rates are regulated by the U.S. Federal Energy Regulatory Commission (“FERC”).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2025 were $1,345 million and $2,364 million, respectively, and for the three and six months ended June 30, 2024 were $1,303 million and $2,246 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2025 our revenues that do not qualify as revenue from contracts with customers were $14 million and $27 million, respectively, and for the three and six months ended June 30, 2024 were $6 million and $15 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 6 for a discussion of our regulatory cost recovery mechanisms.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2025	December 31, 2024
Balance at beginning of period	$24,849	$22,433
Bad debt expense	11,287	35,799
Actual write-offs	(18,687)	(33,383)
Balance at end of period	$17,449	$24,849

5.      Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

As of June 30, 2025, Pinnacle West had a $200 million revolving credit facility that matures on April 10, 2029. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which provides for an interest rate reduction or increase, by meeting or missing, respectively, targets related to specific environmental and employee health and safety sustainability objectives. Under certain circumstances, the sustainability-linked pricing metric can be terminated for the final year of the credit facility. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. As of June 30, 2025, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $80 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2025 was 4.59%.

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

On May 15, 2025, Pinnacle West issued $400 million of 4.90% senior unsecured notes that mature May 15, 2028 and $400 million of 5.15% senior unsecured notes that mature May 15, 2030. The net proceeds from the issuances were used to repay the $500 million of 1.3% senior unsecured notes that were maturing June 15, 2025 and for general corporate purposes.

APS

As of June 30, 2025, APS had a $1.25 billion revolving credit facility, that matures on April 10, 2029. APS has the option to increase the amount of the facility by up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which provides for an interest rate reduction or increase, by meeting or missing, respectively, targets related to specific environmental and employee health and safety sustainability objectives. Under certain circumstances, the sustainability-linked pricing metric can be terminated for the final year of the credit facility. The facility is available to support APS’s general corporate purposes, including support for APS’s $1 billion commercial paper program, for bank borrowings or for issuances of letters of credit. As of June 30, 2025, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $725 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2025 was 4.58%.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2024, APS entered into a $400 million 364-Day Term Loan Agreement that matures on December 4, 2025. Borrowings under the facility bear interest at SOFR plus 0.90% per annum. On April 29, 2025, APS drew the full amount of $400 million.

On May 15, 2025, Pinnacle West contributed $300 million into APS in the form of an equity infusion. APS used this contribution to repay the $300 million of 3.15% senior notes that matured on the same date.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,663,965	$1,733,083	$1,367,770	$1,393,744
APS	7,193,037	6,321,922	7,490,878	6,525,248
Total	$8,857,002	$8,055,005	$8,858,648	$7,918,992

6.    Regulatory Matters

ACC General Retail Rate Cases

2025 Rate Case

On June 13, 2025, APS filed an application with the ACC (the “2025 Rate Case”) seeking a net base rate increase of $579.5 million, which represents a 13.99% net increase. The requested net increase addresses a total base revenue deficiency of $662.4 million, offset by proposed adjustor transfers of cost recovery to base rates.

The 2025 Rate Case application includes the following proposals:

•a test year comprised of the 12-month period ended on December 31, 2024, including certain pro forma adjustments;
•12 months of post-test year plant placed into service from January 1, 2025 through December 31, 2025;
•an original cost rate base of $12.5 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	47.65%	4.26%
Common stock equity	52.35%	10.70%
Weighted-average cost of capital		7.63%
•a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;
•a rate of $0.043881 per kWh for the portion of APS’s base rates attributable to fuel and purchased power costs;
•adjustments to rate designs to reduce cross-subsidization by certain customer classes;
•modification of cost allocation methodologies based on customer growth to ensure customers causing new production costs are covering those costs through rates, along with corresponding changes to adjustor mechanisms, such as for fuel and purchased power;
•implementation of a “Formula Rate Adjustment Mechanism” (“FRAM”) to assist with reducing regulatory lag and allow for rate gradualism;
•elimination of the Lost Fixed Cost Recovery Adjustment Mechanism (“LFCR”) following the first annual adjustment pursuant to the FRAM; and
•modification to the System Reliability Benefit Mechanism (“SRB”) due to the Formula Rate Adjustment Mechanism proposal.

APS requested that the increase become effective in the second half of 2026. The hearing for this rate case is currently scheduled to begin in May 2026. APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

2022 Rate Case

On October 28, 2022, APS filed an application with the ACC (the “2022 Rate Case”) for an increase in retail base rates, and on January 25, 2024, an Administrative Law Judge issued a Recommended Opinion and Order (“ROO”), as corrected on February 6, 2024 (the “2022 Rate Case ROO”).

On February 22, 2024, the ACC approved the 2022 Rate Case ROO with certain amendments that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an all-source request for proposal (“ASRFP”), and (viii) recovery of all Demand Side Management (“DSM”) costs through the DSM Adjustment Charge (“DSMAC”) rather than through base rates.

The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the Commission’s December 17, 2024 decision on the rehearing. The Commission has taken no action on these requests. In addition, each of these parties have subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

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

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, the Residential Utility Consumer Office (“RUCO”), the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Arizona. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs have also filed a Petition for Special Action with the Arizona Court of Appeals, requesting the case be sent back to the Superior Court for expedited consideration of the merits. APS cannot predict the outcome of this matter.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Rate Case” above for modifications of adjustment mechanisms in the 2022 Rate Case and “2025 Rate Case” above for proposed modifications to adjustment mechanisms in the 2025 Rate Case.

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

On July 1, 2025, APS filed its 2026 RES Implementation Plan and proposed a total base RES budget of $110.1 million for 2026. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compliance with the Annual Renewable Energy Requirement for 2025. The proposed plan also notifies the ACC that continued evaluation and approval of the pending 2024 and 2025 RES Implementation Plans is no longer necessary. The ACC has not yet ruled on the 2026 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

On June 14, 2021, APS filed an application for approval of its Green Power Partners Program (“GPP”). The GPP allows customers to pay a specified price to receive a contracted amount of green power in addition to their normal rate in order to support those customers in meeting their individual sustainability goals. On September 1, 2021, the ACC approved the application. On June 28, 2024, APS filed an application for approval of modifications to the GPP and requested a renewable generation renewable energy credits waiver. The ACC has not yet ruled on the GPP application. APS cannot predict the outcome of this proceeding.

Demand Side Management Adjustor Charge

The ACC Electric Energy Efficiency Standards require APS to submit a DSM Implementation Plan at least every odd year for review and approval by the ACC. Verified energy savings from APS’s resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its LFCR mechanism. See below for discussion of the LFCR.

On June 1, 2022, APS filed its 2023 Transportation Electrification (“TE”) Plan. The 2023 TE Plan detailed APS’s efforts to support transportation electrification in Arizona, including the Take Charge AZ Pilot Program and customer education and outreach related to transportation electrification. Subsequently, APS filed an amended 2023 TE Plan on November 30, 2022, that included a request for a $5 million budget. On December 12, 2023, the ACC approved the 2023 TE Plan without including the Take Charge AZ Program and its budget going forward, but allowed APS to complete projects already underway. Additionally, the ACC discontinued the residential EV Smart Charger rebate and approved modifications to the EV rate plan. APS incorporated its 2024 TE Plan in its annual DSM Implementation Plan filings.

On November 30, 2022 and May 31 2023, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million, and an amended 2023 DSM Implementation Plan, respectively. Subsequent to filing the amended 2023 DSM Implementation Plan and prior to the ACC approving it, on November 30, 2023, APS filed its 2024 DSM Implementation Plan. The 2024 DSM Implementation Plan requested a total budget of $91.5 million and incorporated all elements of the amended 2023 DSM Implementation Plan as well as the 2024 TE Implementation Plan. On April 26, 2024 and June 20, 2025, APS filed amendments to the 2024 DSM Implementation Plan. The Second Amended 2024 DSM Implementation Plan, in contrast to the initially filed plan, supports an updated budget of $90.9 million, which reflects (i) removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, (ii) exclusion of the proposed tranches two and three of the Residential Battery Pilot, and inclusion of the newly approved Bring-Your-Own-Device Battery (“BYOD”) Pilot described below, and (iii) an update on the performance incentive calculation. On May 16, 2025, APS filed a request with the ACC to extend the deadline to file its 2026 DSM Implementation Plan until 120 days after the ACC acts on its Second Amended 2024 DSM Implementation Plan. On July 9, 2025, the ACC approved APS’s extension request. The ACC has not yet ruled on the Second Amended 2024 DSM Implementation Plan. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 30, 2024, APS filed an application for a new BYOD Battery Pilot Plan of Administration with the ACC as required by Decision No. 79293. This plan would allow APS to work with residential customers to enable APS to dispatch participating batteries and use them to provide demand response capacity to the grid. On March 20, 2025, the ACC approved the BYOD Plan of Administration.

On April 22, 2025, the ACC approved APS’s request to refund uncommitted DSMAC and REAC surcharge funds of approximately $9 million and $43 million, respectively, during July and August of 2025. The actual refund amounts are dependent upon monthly usage billed.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$287,597	$463,195
Deferred fuel and purchased power costs	95,850	64,220
Amounts charged to customers	(201,035)	(204,748)
Balance at end of period	$182,412	$322,667

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 27, 2024, APS filed its PSA rate for the PSA year beginning February 1, 2025. The overall PSA rate of $0.013977 per kWh consists of a forward component of $(0.000281) per kWh, a historical component of $0.008728 per kWh, and a transition component of $0.005530 per kWh. This overall PSA rate is an increase of $0.002 per kWh over the prior overall rate approved in the 2022 Rate Case decision, and it is below the annual PSA rate increase cap of $0.006 per kWh. On February 5, 2025, the ACC voted to approve this request, with a rate effective date of the first billing cycle in March 2025.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2024, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $27.4 million for the 12-month period beginning June 1, 2024 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $16.6 million and retail customer rates would have increased by approximately $10.8 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement increased by $8.8 million, resulting in an increase to residential rates and commercial rates over 3 MW and a decrease to commercial rates less than or equal to 3 MW. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2024.

Effective June 1, 2025, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $119.0 million for the 12-month period beginning June 1, 2025, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $4.6 million and retail customer rates would have increased by approximately $114.4 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement increased by $88.3 million, resulting in increases to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2025.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 31, 2025, APS filed its 2025 annual LFCR adjustment, requesting that effective
November 1, 2025, the annual LFCR recovery amount be increased to $$60.1 million (a $10.5 million increase from previous levels). APS cannot predict the outcome of this matter.

Tax Expense Adjustor Mechanism (“TEAM”)

The TEAM helps address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. Currently, the TEAM is set to a zero rate as per Decision No. 79293.

Court Resolution Surcharge

Following an appeal of the 2019 Rate Case decision, the ACC approved a Court Resolution Surcharge (“CRS”) mechanism that permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of selective catalytic reduction (“SCR”) technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $33.7 million of which has been collected as of June 30, 2025, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

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

On May 1, 2025, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 6.171 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2025. The ACC has not yet ruled on the RCP application. APS cannot predict the outcome of this matter.

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. Following various conferences, the ACC Staff filed a report finding that the RCP is working as intended and recommending no changes at this time along with closure of the docket. The ACC Hearing Division filed a ROO agreeing with Staff’s recommendation, but the ACC has not yet acted on this ROO. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cholla Power Plant

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $25.8 million as of June 30, 2025, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to regulatory assets. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of Cholla Units 1 and 3 related to the anticipated closure of Cholla in April 2025. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including legally required site environmental remediation, coal combustion residuals (“CCR”) corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. On July 8, 2025, APS withdrew its deferral application, requesting that the costs that would have been covered in the deferral order request instead be addressed in the 2025 Rate Case. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously planned, APS ceased operations at Cholla in March 2025 and formally retired Cholla Units 1 and 3 on April 30, 2025. At closure, APS had approximately $81 million of remaining net-book value associated with Units 1 and 3 plant assets. APS is currently recovering in rates a return on the net-book value of its interest in Cholla and associated depreciation costs. In the 2025 Rate Case, APS has requested recovery in rates of the ongoing environmental remediation and closure costs associated with Cholla and any remaining unrecovered plant costs. The 2025 Rate Case also includes a request for an ongoing deferral order relating to anticipated increased future shut-down and environmental remediation costs relating to Cholla that may be incurred after the 2025 proceeding.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $28.6 million as of June 30, 2025, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $4.7 million as of June 30, 2025. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. On June 18, 2025, the ACC denied APS’s request and recommended that wildfire related expenses be recovered in APS’s 2025 Rate Case.

On May 12, 2025, Arizona Governor Hobbs signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2025	December 31, 2024
Pension	(a)	$733,970	$750,976
Income taxes — allowance for funds used during construction equity	2054	196,476	192,936
Deferred fuel and purchased power (b) (c)	2026	182,412	287,597
Ocotillo deferral	2034	107,353	114,775
Lease incentives	(g)	92,379	70,541
SCR deferral (e)	2038	80,154	83,123
Retired power plant costs	2033	62,607	68,380
FERC Transmission true up	2027	52,720	35,159
Income taxes — investment tax credit basis adjustment	2056	34,338	34,834
Deferred compensation	2036	33,977	33,108
Palo Verde VIEs (Note 8)	2046	20,531	20,611
Deferred property taxes	2027	19,634	23,918
Deferred fuel and purchased power — mark-to-market (Note 9)	2026	9,598	42,275
Mead-Phoenix transmission line — contributions in aid of construction ("CIAC")	2050	8,218	8,384
Loss on reacquired debt	2038	6,168	6,682
Active union medical trust	(f)	5,032	9,673
Navajo Coal reclamation	2026	4,670	7,905
Tax expense adjustor mechanism (b)	2031	4,206	4,534
Power supply adjustor - interest	2026	3,329	11,525
Other	Various	3,458	3,522
Total regulatory assets (d)		$1,661,230	$1,810,458
Less: current regulatory assets		$303,848	$420,969
Total non-current regulatory assets		$1,357,382	$1,389,489

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
(e)See “Court Resolution Surcharge” discussion above.
(f)Collected in retail rates.
(g)Amortization periods vary based on specific terms of lease contract.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2025	December 31, 2024
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$876,142	$888,896
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	205,166	207,400
Asset retirement obligations and removal costs	(d)	357,327	358,403
Other postretirement benefits	(c)	228,956	238,113
Four Corners coal reclamation	2038	97,617	77,532
Renewable energy standard (b)	2026	76,796	68,523
Income taxes — deferred investment tax credit	2056	65,449	66,327
Income taxes — change in rates	2053	58,246	59,133
Demand side management (b)	2025	30,983	23,927
Deferred fuel and purchased power — mark-to-market (Note 9)	2028	27,058	—
Sundance maintenance	2031	24,634	23,086
Spent nuclear fuel	2027	23,733	26,818
TCA Balancing Account (b)	2027	14,771	14,834
Tax expense adjustor mechanism (b)	2032	4,041	4,343
Property tax deferral	2027	3,690	4,785
Other	Various	128	113
Total regulatory liabilities		$2,094,737	$2,062,233
Less: current regulatory liabilities		$182,458	$206,955
Total non-current regulatory liabilities		$1,912,279	$1,855,278
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans				Other Benefits Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost-benefits earned during the period	$11,127	$11,190	$22,076	$21,821	$2,059	$2,518	$4,041	$4,977
Non-service costs (credits):
Interest cost on benefit obligation	38,584	37,085	77,560	74,321	5,070	5,472	10,172	11,085
Expected return on plan assets	(44,849)	(47,342)	(89,396)	(94,325)	(12,142)	(11,708)	(24,284)	(23,417)
Amortization of:
Prior service credit (a)	—	—	—	—	—	(9,447)	(1,265)	(18,894)
Net actuarial loss (gain)	11,248	10,014	23,366	20,958	(2,965)	(2,258)	(5,864)	(4,338)
Net periodic benefit costs (credits)	$16,110	$10,947	$33,606	$22,775	$(7,978)	$(15,423)	$(17,200)	$(30,587)
Portion of costs (credits) charged to expense	$9,365	$5,500	$19,826	$11,837	$(6,399)	$(11,515)	$(13,272)	$(22,821)
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

Consolidation of the Captive resulted in an increase in Pinnacle West’s net income for the three and six months ended June 30, 2025, of $1.7 million and $2.4 million respectively, and zero for the three and six months ended June 30, 2024. Amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts the Pinnacle West Condensed Consolidated Income Statement’s operations and maintenance expense and other income line items.

Pinnacle West’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 include $39 million and $34 million, respectively, of assets relating to the Captive that is reported within the other special use funds line item. See Notes 13 and 14 for additional details on these investment holdings.

APS’s financial statements are not impacted by Pinnacle West’s consolidation of the Captive VIE.
APS

Palo Verde Sale Leaseback VIEs

In 1986, APS entered into agreements with three separate VIEs lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. Under the current lease terms in effect, APS will retain the assets through 2033 under all three lease agreements, and will be required to make payments relating to the three leases in total of approximately $21 million annually for the period 2025 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors. These lease terms and provisions are subject to change upon the completion of the 2025 purchase agreements that are described below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The leases’ terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2025, of $4 million and $9 million respectively, and for the three and six months ended June 30, 2024, of $4 million and $9 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to these VIEs (dollars in thousands):

	June 30, 2025	December 31, 2024
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$80,622	$82,556
Equity — Noncontrolling interests	101,152	103,167

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

In June 2025, APS executed purchase agreements relating to two of the three VIE lease arrangements. These purchase agreements are contingent upon standard closing conditions, including APS receiving FERC approval. APS has submitted filings with the FERC pertaining to these transactions, which are currently pending FERC review. If the closing conditions are satisfied, APS will acquire the leased Palo Verde interests from the VIE lessor owners for a combined total of approximately $199 million. APS will then own these leased interests, the two lease agreements will terminate, and APS will have no further payment obligations to the VIE lessors. If the closing occurs, APS will own approximately 24% of Unit 2 and its leasehold interest will be approximately 5.2%. Subject to the closing conditions being satisfied, we expect the transactions to close by December 31, 2025. The VIE lease agreement that is not subject to the purchase agreements will remain in effect and is not impacted by the purchase transactions. As of June 30, 2025, the purchase agreements did not impact our financial statement results or the accounting for these VIEs.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 12 for details relating to Pinnacle West’s equity forward sale agreements and Convertible Notes. These equity-linked transactions are indexed to Pinnacle West common stock and qualify for a derivative scope exception, and as such, are not subject to mark-to-market accounting and are excluded from the derivative disclosures below.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2025	December 31, 2024
Power	GWh	1,555	1,051
Gas	Billion cubic feet	286	235

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Energy Derivative Instruments

For the three and six months ended June 30, 2025 and 2024, APS had no energy derivative instruments in designated accounting hedging relationships.

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	Location	2025	2024	2025	2024
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(75,934)	$(2,752)	$40,770	$(58,694)
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

As of June 30, 2025: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$22,143	$(11,245)	$10,898	$5	$10,903
Investments and other assets	34,203	—	34,203	—	34,203
Total assets	56,346	(11,245)	45,101	5	45,106

Current liabilities	(31,741)	11,245	(20,496)	(5,196)	(25,692)
Deferred credits and other	(7,144)	—	(7,144)	—	(7,144)
Total liabilities	(38,885)	11,245	(27,640)	(5,196)	(32,836)
Total	$17,461	$—	$17,461	$(5,191)	$12,270
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $5,196 thousand and cash margin provided to counterparties of $5 thousand.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of June 30, 2025, we have four counterparties for which our exposure represents approximately 54% of Pinnacle West’s $45.1 million of risk management assets. This exposure relates to ISDA master agreements with the respective counterparties. The counterparties are rated as investment grade by Standard & Poor’s. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated results of operations for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2025
Aggregate fair value of derivative instruments in a net liability position	$37,251
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	980
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts, including energy storage lease contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $417 million if our debt credit ratings were to fall below investment grade.

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

Nuclear Wage Class Action Lawsuit

On July 11, 2025, APS, together with all 25 other U.S. nuclear power plant operators, was named in a class action lawsuit brought in the U.S. District Court in Maryland. The lawsuit alleges the country’s nuclear operators have violated antitrust laws by agreeing to exchange compensation information and suppress compensation. The class action complaint has been brought on behalf of all persons employed in nuclear power generation in the U.S. from May 1, 2003 until the present and alleges violations of the Sherman Act. We are unable at this time to predict the outcome of this matter and whether it will have a material impact on our financial position, results of operations, or cash flows.

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

Fuel and Purchased Power Commitments and Purchase Obligations

As of June 30, 2025, other than those described, there have been no material changes outside of the normal course of business in contractual obligations from the information provided in our 2024 Form 10-K. In July 2025, APS executed a long-term gas transportation precedent agreement which will provide APS capacity to transport natural gas along a gas pipeline that will be newly constructed, owned and operated by a third-party.  APS’s purchase commitments relating to the gas transportation services agreement that will follow this long-term gas transportation precedent agreement are expected to begin in 2029 and are estimated to be a total of $7.3 billion over the 25-year service period.  APS’s purchase obligations relating to this agreement are conditional upon the successful construction and commercial operation of the gas pipeline.

See Note 5 for discussion regarding changes in our short-term and long-term debt obligations. See Note 8 for contractual obligations relating to the pending purchase of two Palo Verde Sale Leaseback VIEs.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operating, and other costs. Associated capital expenditures or operating costs could be material. APS intends to seek recovery of any such environmental compliance costs through our rates but cannot predict whether it will obtain such recovery. The following proposed and final rules could involve material compliance costs to APS.

Coal Combustion Waste

On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCRs, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments and are the subject of the regulatory and judicial activities described below.

Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•Following the passage of the Water Infrastructure Improvements for the Nation (“WIIN”) Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. Arizona Department of Environmental Quality (“ADEQ”) has taken steps to develop a CCR permitting program and proposed state regulations governing CCR permitting in the summer of 2024. On April 1, 2025, the Arizona Governor’s Regulatory Review Council approved ADEQ’s proposed rulemaking governing CCR permitting. ADEQ will submit an approval package to EPA, which will have to approve the entire state program before it is operational. It remains unclear when EPA would approve that permitting program pursuant to the WIIN Act. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCR management units (“CCRMUs”), which contain at least 1,000 tons of CCR, broadly encompass any location at an operating coal-fired power plant where CCRs would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. At this time, APS is still evaluating the impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to APS at this time, APS cannot reasonably estimate the cost of the entire CCRMU asset retirement obligation. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows. In addition, EPA stated on March 12, 2025 that it intends to prioritize a number of timely actions on coal ash, including state permit program reviews and updates to the coal ash regulations. We cannot predict the outcome of a future rulemaking or other regulatory proceedings aimed at changing the current EPA CCRMU rules.

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

EPA Power Plant Carbon Regulations

EPA’s regulation of carbon dioxide emissions from electric utility power plants has proceeded in fits and starts over most of the last decade. Starting on August 3, 2015, EPA finalized the Clean Power Plan, which was the agency’s first effort at such regulation through system-wide generation dispatch shifting. Those regulations were subsequently repealed by EPA on June 19, 2019 and replaced by the Affordable Clean Energy (“ACE”) regulations, which were a far narrower set of rules. While the U.S. Court of Appeals for the D.C. Circuit subsequently vacated the ACE regulations on January 19, 2021, and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ordered a remand for EPA to develop replacement regulations consistent with the original 2015 Clean Power Plan, the U.S. Supreme Court subsequently reversed that decision on June 30, 2022, holding that the Clean Power Plan exceeded EPA’s authority under the Clean Air Act.

In the latest final regulations governing power plant carbon dioxide emissions, released April 25, 2024, EPA issued emission standards and guidelines for various subcategories of new and existing power plants. Unlike EPA’s Clean Power Plan regulations from 2015, which took a broad, system-wide approach to regulating carbon emissions from electric utility fossil-fuel burning power plants, these new federal regulations are limited to measures that can be installed at individual power plants to limit planet-warming carbon-dioxide emissions.

Under current rules, carbon emission performance standards apply based on the annual capacity factors for new natural gas-fired combustion turbine power plants. The highest utilization combustion turbines must be retrofitted for carbon capture and sequestration or utilization controls (“CCS”) by 2032. Intermediate or low-load natural gas fired combustion turbines with 40% or less capacity factors do not require add-on pollution controls. Instead, natural gas-fired combustion turbines with capacity factors of up to 20% are effectively unregulated, while turbines with capacity factors over 20% and up to 40% are subject to carbon dioxide emission rate limitations.

For coal-fired power plants, instead of imposing regulations based on capacity and utilization, EPA finalized subcategories based on planned retirement dates. Facilities retiring before 2032 are effectively exempt from regulation; those that retire between 2032 and 2038 must co-fire with natural gas starting in 2030; and those that retire in 2039 or later must install CCS controls by 2032.

As of May 10, 2024, several states, electric utility companies, affiliated trade associations, and other entities filed petitions for review of these regulations in the D.C. Circuit Court of Appeals. APS is participating in that litigation as part of an ad hoc coalition of electric utility companies, independent power producers, and trade groups, called Electric Generators for a Sensible Transition. On February 5, 2025, EPA filed an unopposed motion requesting that the D.C. Circuit Court of Appeals hold the GHG regulations case in abeyance for 60 days and withhold issuing an opinion while the new leadership at EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the Court granted EPA’s motion. EPA subsequently filed a second motion asking the Court to keep the GHG regulations case in abeyance for an indefinite period of time given EPA’s anticipated reconsideration of the rules, with EPA providing status reports every 90 days. The D.C. Circuit granted EPA’s motion for an indefinite abeyance on April 25, 2025. We cannot predict the outcome of the litigation challenging EPA’s current carbon emission standards for power plants.

If the current regulations were to remain in effect, they would likely lead to a material increase in APS’s costs to build, operate, and maintain new, frequently operated gas-fired power plants. The regulatory deadlines in 2032 by which new, frequently operated gas-fired power plants must install carbon capture and sequestration and achieve 90% capture efficiency may not be feasible. Future resource plans and procurement efforts implicating the development of such new generation remains pending and, as such, at this time APS is not able to quantify the financial impact associated with EPA’s existing GHG regulations for power plants.

On June 11, 2025, EPA put forth a proposed rule with two scenarios for repealing the GHG regulations finalized in 2024. EPA’s primary proposal entails a full repeal of the GHG regulations based on a finding that GHG emissions from fossil fuel-fired power plants do not present a “significant

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contribution” to dangerous air pollution, thereby eliminating the 2024 GHG power plant regulations in their entirety.

Under EPA’s alternative proposal, only certain portions of the 2024 GHG regulations would be repealed based on a finding that they are unlawful, including the section 111(d) emission guidelines for existing fossil fuel-fired steam generating units (coal-fired power plants), the CCS-based standards for coal-fired steam generating units undertaking a large modification, and the CCS-based standards for new base-load stationary combustion turbines (i.e., those operating at greater than 40% annual capacity factors). This targeted approach would eliminate the CCS and natural gas co-firing technology-based pollution limits that would apply to both existing coal-fired power plants and new gas-fired combustion turbine power plants. However, efficiency-based standards for new combustion turbines would remain in place under this alternative proposal.

EPA’s proposed rule to repeal the 2024 GHG regulations was published in the Federal Register on June 17, 2025. Comments are due by August 7, 2025. We cannot predict the outcome of future rulemaking or other regulatory proceedings aimed at changing or eliminating the current EPA emission standards for power plants.

Effluent Limitation Guidelines

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

On June 30, 2025, EPA announced that it intends to take next steps to reconsider the ELG standards. EPA intends to put forth an initial rulemaking that would propose extending the compliance deadlines for many of the zero-discharge effluent limitations and pretreatment requirements in the 2024 Rule. This initial rulemaking will also seek additional information on zero-discharge technologies, including cost and performance data. This information is intended to help EPA determine whether to move forward with a second rulemaking to address zero-discharge technologies. We cannot predict the outcome of any future rulemaking or other regulatory proceedings aimed at modifying the current ELG standards.

EPA Good Neighbor Proposal for Arizona

On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the National Ambient Air Quality Standards (“NAAQS”). Thermal power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for nitrogen oxide (“NOx”) emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced on January 23, 2024, that it was proposing to add Arizona and New Mexico (along with two other additional states) to EPA’s NOx emission allowance trading program finalized last year. That

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

proposal involves adding these states to the Good Neighbor Plan and disapproving the corresponding provisions of each state’s State Implementation Plan. Because APS operates thermal power plants within Arizona and those portions of the Navajo Nation within New Mexico, APS’s power plants would be subject to EPA’s Good Neighbor Plan upon finalization of this proposal. EPA’s final Good Neighbor Plan is subject to ongoing judicial review in the D.C. Circuit Court of Appeals. On June 27, 2024, the U.S. Supreme Court granted a motion to stay the effectiveness of EPA’s final Good Neighbor Plan pending the resolution of the litigation. As such, APS will not be impacted by the Good Neighbor Plan until the outcome of this litigation is finalized. In addition, on December 19, 2024, EPA announced that it was withdrawing its proposal to add Arizona (along with other western states) to the federal Good Neighbor Plan. On March 12, 2025, EPA under the current administration announced its intention to reconsider the Good Neighbor Plan. As such, while EPA may elect to resume work on and finalize this proposal in the future, it is unlikely to do so over a near-term horizon. APS cannot predict the outcome of any future EPA efforts to add Arizona to the federal Good Neighbor Plan (which depends on action disapproving the Arizona State Implementation Plan) or whether the Good Neighbor Plan itself will remain in effect pending the outcome of judicial review in the D.C. Circuit Court of Appeals. Should the Good Neighbor Plan ultimately be imposed on APS and its operations in Arizona and New Mexico, it would have material impact on both the costs to operate current APS power plants and APS’s ability to develop new thermal generation to serve load. At this time, APS cannot predict the impact on the Company’s financial condition, results of operations, or cash flows.

Revised Mercury and Air Toxics Standard (“MATS”) Proposal

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

On June 11, 2025, EPA issued a proposed rule to repeal specific amendments finalized in the 2024 MATS regulations. EPA is now proposing a full repeal of the Biden administration’s revisions to the 2012 MATS regulations, which would result in a return to EPA’s prior 2020 determination that no changes are warranted to the original 2012 MATS emission limits. Comments on EPA’s proposal are due by August 11, 2025.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2025, standby letters of credit totaled approximately $29.2 million and surety bonds totaled approximately $23.4 million; both will expire through 2026. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material as of June 30, 2025. In connection with the sale of Pinnacle West’s wholly-owned subsidiary, 4C Acquisition, LLC’s 7% interest in Units 4 and 5 of Four Corners to Navajo Transitional Energy Corporation (“NTEC”), Pinnacle West guaranteed certain obligations that NTEC has to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit (“PTC”) funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of June 30, 2025, there is approximately $27.5 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2031.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income:
Interest income (a)	$4,260	$5,396	$10,256	$12,956
Investment gain — net (b)	6,504	—	17,488	—
Gain on sale of BCE (Note 18)	—	—	—	22,988
Miscellaneous	1,340	489	1,821	548
Total other income	$12,104	$5,885	$29,565	$36,492
Other expense:
Non-operating costs	$(3,245)	$(2,038)	$(5,474)	$(8,188)
Investment losses — net	—	(497)	—	(1,274)
Miscellaneous	(1,014)	(497)	(1,355)	(1,137)
Total other expense	$(4,259)	$(3,032)	$(6,829)	$(10,599)

(a)Interest income is primarily related to PSA interest. See Note 6.
(b)Investment gain is primarily related to El Dorado’s equity investment in SAI Advanced Power Solutions.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income:
Interest income (a)	$3,674	$4,602	$9,281	$11,398
Miscellaneous	—	(11)	115	48
Total other income	$3,674	$4,591	$9,396	$11,446
Other expense:
Non-operating costs	$(2,876)	$(2,397)	$(4,868)	$(4,652)
Miscellaneous	(1,014)	(497)	(1,355)	(1,136)
Total other expense	$(3,890)	$(2,894)	$(6,223)	$(5,788)
(a)Interest income is primarily related to PSA interest. See Note 6.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Common Stock Equity and Earnings Per Share

ATM Program

On November 8, 2024, Pinnacle West entered into an equity distribution sales agreement, pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an at-the-market (“ATM”) equity distribution program, which includes the ability to enter into forward sale agreements. As of June 30, 2025, approximately $800 million of common stock is available to be issued under the ATM Program, which takes into account the forward sale agreements in effect as of June 30, 2025.

As of June 30, 2025, Pinnacle West had two outstanding forward sale agreements under the ATM Program relating to approximately $100 million of common stock. These agreements are the November 2024 ATM Forward Sale Agreement and the March 2025 ATM Forward Sale Agreement (collectively, the “ATM Forward Sale Agreements”), which may be settled at Pinnacle West’s discretion no later than June 30, 2026 and September 14, 2026, respectively. On a given settlement date, Pinnacle West will issue shares of common stock at the then-applicable forward sales price. Additionally, the terms of the forward sale agreements allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares.

The following table presents the calculation of Pinnacle West’s ATM Program as of June 30, 2025 (in thousands, except share amounts and price per share):

	As of June 30, 2025
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of Pinnacle West’s February 2024 Forward Sale Agreements as of June 30, 2025 (in thousands, except share amounts and price per share):

As of June 30, 2025
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

As of June 30, 2025, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, including unamortized debt issuance costs of $5 million. The estimated fair value of the Convertible Notes as of June 30, 2025 was $568 million (Level 2 within the fair value hierarchy).

As of June 30, 2025, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were no shares of Pinnacles West’s common stock included in basic or diluted EPS relating to the potential conversion of the Convertible Notes.

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (in thousands, except earnings per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$192,564	$203,805	$187,920	$220,667

Weighted average common shares outstanding — basic	119,517	113,695	119,555	113,658
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	548	489	523	408
Dilutive shares related to equity forward sale agreements (a)	1,800	1,619	1,735	949
Total contingently issuable shares	2,348	2,108	2,258	1,357

Weighted average common shares outstanding — diluted	121,865	115,803	121,813	115,015
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.61	$1.79	$1.57	$1.94
Net income attributable to common shareholders — diluted	$1.58	$1.76	$1.54	$1.92

(a)    For the three and six months ended June 30, 2025, the diluted weighted average common shares excludes 51,380 and 244,134 shares, respectively, and for the three and six months ended June 30, 2024, diluted weighted average common shares excludes 348,499 and 348,499 shares, respectively, relating to the Convertible Notes. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 21, 2025, Pinnacle West shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000. This amendment was subsequently filed with the ACC on May 22, 2025.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value as of June 30, 2025 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$52,106	$4,240	$(11,240)	(a)	$45,106

Nuclear decommissioning trusts:
Equity securities	17,914	—	—	3,676	(b)	21,590
U.S. commingled equity funds	—	—	—	450,053	(c)	450,053
U.S. Treasury debt	347,666	—	—	—		347,666
Corporate debt	—	231,394	—	—		231,394
Mortgage-backed securities	—	224,600	—	—		224,600
Municipal bonds	—	36,981	—	—		36,981
Other fixed income	—	25,574	—	—		25,574
Subtotal nuclear decommissioning trusts	365,580	518,549	—	453,729		1,337,858

Other special use funds:
Equity securities	64,322	—	—	2,844	(b)	67,166
U.S. Treasury debt	356,166	—	—	—		356,166
Subtotal other special use funds (d)	420,488	—	—	2,844		423,332

Total assets	$786,068	$570,655	$4,240	$445,333		$1,806,296

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(15,853)	$(23,032)	$6,049	(a)	$(32,836)
(a)Represents counterparty netting, margin, and collateral. See Note 9.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $38.5 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities. See Note 8.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$3,994	$22,954	Discounted cash flows	Electricity forward price (per MWh)	$24.00	-	$164.62	$92.66
Natural Gas Forward Contracts (a)	246	78	Discounted cash flows	Natural gas forward price (per MMBtu)	$0.00	-	$0.07	$0.04
Total	$4,240	$23,032
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2024 Fair Value (thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$708	$21,890	Discounted cash flows	Electricity forward price (per MWh)	$25.25	-	$151.11	$106.06
Natural Gas Forward Contracts (a)	6,468	325	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.89)	-	$1.47	$0.71
Total	$7,176	$22,215
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2025	2024	2025	2024
Balance at beginning of period	$(22,840)	$(15,971)	$(15,039)	$4,921
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	2,194	(9,808)	(3,629)	(33,408)
Settlements	1,883	7,240	(404)	9,948
Transfers into Level 3 from Level 2	(329)	(4,565)	(388)	(4,565)
Transfers from Level 3 into Level 2	300	1,464	668	1,464
Balance at end of period	$(18,792)	$(21,640)	$(18,792)	$(21,640)
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

The following tables present the unrealized gains and losses based on the original cost of the investment and summarize the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2025
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$467,967	$64,322	$532,289		$385,464	$—
Available for sale-fixed income securities	866,215	356,166	1,222,381	(a)	15,242	(19,502)
Other	3,676	2,844	6,520	(b)	—	—
Total	$1,337,858	$423,332	$1,761,190	(c)	$400,706	$(19,502)
(a)As of June 30, 2025, the amortized cost basis of these available-for-sale investments is $1,227 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $38.5 million of other special use fund investments in equity securities and $2.0 million of unrealized gains relating to the Captive.

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

The following table sets forth realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2025
Realized gains	$1,702	$—		$1,702
Realized losses	$(2,611)	$—		$(2,611)
Proceeds from the sale of securities (a)	$342,313	$91,517	(b)	$433,830
2024
Realized gains	$8,943	$—		$8,943
Realized losses	$(3,706)	$—		$(3,706)
Proceeds from the sale of securities (a)	$270,631	$57,874		$328,505

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b) All amounts pertain to APS, with the exception of $25.2 million of other special use fund proceeds from the sale of securities relating to the Captive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2025
Realized gains	$3,360	$—		$3,360
Realized losses	$(5,372)	$—		$(5,372)
Proceeds from the sale of securities (a)	$758,914	$160,730	(b)	$919,644
2024
Realized gains	$63,435	$80		$63,515
Realized losses	$(6,521)	$—		$(6,521)
Proceeds from the sale of securities (a)	$648,453	$123,922		$772,375

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b) All amounts pertain to APS, with the exception of $50.5 million of other special use fund proceeds from the sale of securities relating to the Captive.

Fixed Income Securities Contractual Maturities

The fair value fixed income securities summarized by contractual maturities as of June 30, 2025 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$19,613	$83,392	$39,865	$142,870
1 year – 5 years	278,017	58,611	158,159	494,787
5 years – 10 years	171,593	—	16,139	187,732
Greater than 10 years	396,992	—	—	396,992
Total	$866,215	$142,003	$214,163	$1,222,381

15.    Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended June 30
Balance March 31, 2025	$(31,163)		$1,069	$(30,094)
Other comprehensive (loss) before reclassifications	(503)		(294)	(797)
Amounts reclassified from accumulated other comprehensive loss	450	(a)	—	450
Balance June 30, 2025	$(31,216)		$775	$(30,441)

Balance March 31, 2024	$(34,192)		$1,610	$(32,582)
Other comprehensive (loss) before reclassifications	(778)		(399)	(1,177)
Amounts reclassified from accumulated other comprehensive loss	465	(a)	—	465
Balance June 30, 2024	$(34,505)		$1,211	$(33,294)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Six Months Ended June 30
Balance December 31, 2024	$(31,661)		$719	$(30,942)
Other comprehensive income/(loss) before reclassifications	(503)		56	(447)
Amounts reclassified from accumulated other comprehensive loss	948	(a)	—	948
Balance June 30, 2025	$(31,216)		$775	$(30,441)

Balance December 31, 2023	$(34,754)		$1,610	$(33,144)
Other comprehensive (loss) before reclassifications	(778)		(399)	(1,177)
Amounts reclassified from accumulated other comprehensive loss	1,027	(a)	—	1,027
Balance June 30, 2024	$(34,505)		$1,211	$(33,294)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended June 30
Balance March 31, 2025	$(13,710)
Other comprehensive (loss) before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	368	(a)
Balance June 30, 2025	$(13,846)

Balance March 31, 2024	$(16,729)
Other comprehensive (loss) before reclassifications	(717)
Amounts reclassified from accumulated other comprehensive loss	410	(a)
Balance June 30, 2024	$(17,036)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

	Pension and Other Postretirement Benefits
Six Months Ended June 30
Balance December 31, 2024	$(14,116)
Other comprehensive (loss) before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	774	(a)
Balance June 30, 2025	$(13,846)

Balance December 31, 2023	$(17,219)
Other comprehensive (loss) before reclassifications	(717)
Amounts reclassified from accumulated other comprehensive loss	900	(a)
Balance June 30, 2024	$(17,036)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

16.    Leases

We lease certain land, buildings, vehicles, equipment, and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain power purchase or purchased power agreements (“PPAs”) and energy storage agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2025 through 2073. Substantially all of our leasing activities relate to APS.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS has PPAs that allow APS the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year, the leases have non-consecutive periods of use. APS does not operate or maintain the leased assets. APS controls the dispatch of the leased assets during the months of use and is required to pay a fixed monthly capacity payment during these periods of use. For these types of leased assets, APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. In addition to the fixed monthly capacity payments, APS must also pay variable charges based on the actual production volume of the assets. The variable consideration is not included in the measurement of our lease obligation.

APS has executed various energy storage PPAs that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. These leases are accounted for as operating leases, with lease terms that commenced between September 2023 and May 2025.

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Cost - PPAs and Energy Storage PPA Lease Contracts	$76,947	$39,391	$89,494	$40,328
Operating Lease Cost - Land, Property, and Other Equipment	5,286	5,025	10,623	9,798
Total Operating Lease Cost	82,233	44,416	100,117	50,126
Variable Lease Cost (a)	32,838	47,783	54,208	69,347
Short-term Lease Cost	528	6,445	1,120	9,245
Total Lease Cost	$115,599	$98,644	$155,445	$128,718
(a)     Primarily relates to PPA lease contracts.

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to PPAs and energy storage PPA lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 6. The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES. Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable PPA lease contracts. Payments under most renewable PPA lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements, we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheets.

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2025
Year	PPAs and Energy Storage PPA Lease Contracts	Land, Property and Equipment Leases	Total
2025 (remaining six months of 2025)	$216,654	$9,838	$226,492
2026	355,402	17,062	372,464
2027	381,465	14,481	395,946
2028	385,407	11,789	397,196
2029	389,492	9,656	399,148
2030	393,621	5,663	399,284
Thereafter	3,462,329	58,191	3,520,520
Total lease commitments	5,584,370	126,680	5,711,050
Less imputed interest	1,927,257	41,271	1,968,528
Total lease liabilities	$3,657,113	$85,409	$3,742,522

We recognize lease assets and liabilities upon lease commencement. As of June 30, 2025, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $11.5 billion over the terms of the agreements. These arrangements primarily relate to energy storage PPA assets. We expect lease commencement dates ranging from July 2025 through June 2028, with lease terms expiring through June 2048. The lease commencement dates for certain arrangements have experienced delays. As a result of these delays and other events, APS has received cash proceeds from certain lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Condensed Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 6.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$60,813		$18,278
Right-of-use operating lease assets obtained in exchange for operating lease liabilities:	$2,071,145	(a)	$309,141

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	16 years	11 years
Weighted average discount rate (b)	5.47%	4.90%

(a)Primarily relates to various new energy storage PPA operating leases, that have commenced in 2025.
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

17.    Income Taxes

As a part of the Inflation Reduction Act of 2022 (“IRA”), a new PTC for nuclear energy produced by existing nuclear energy plants (“Nuclear PTC”) was enacted, available from 2024 through 2032. The Nuclear PTC can be increased by five times if certain IRS prevailing wages rules are met. The Company continues to await guidance from the U.S. Treasury Department related to the definition of “gross receipts” from nuclear sales for purposes of the credit phase-out applicable to the Nuclear PTC.

Assuming Treasury guidance is not released prior to October 15, 2025, the Company intends to first claim the Nuclear PTC on its 2024 tax return using a revenue requirement methodology to determine its gross receipts from nuclear sales. However, management believes that there remains uncertainty as to whether the IRS will ultimately agree with the use of this methodology. As such, the Company has not recognized any income tax benefits related to the Nuclear PTC as of June 30, 2025.

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

The total carrying value of net assets transferred to Ameresco as a result of the BCE Sale was $79 million, with total consideration received by Pinnacle West of $108 million, resulting in a total pre-tax gain of $29 million, which was recognized between August 4, 2023 and January 12, 2024. The net assets transferred included $41 million of liabilities that have been assumed by Ameresco. The consideration received by Pinnacle West included both cash and interest-bearing promissory notes. The stages of the BCE Sale and timing of net assets transferring to Ameresco and related gain recognition are as follows:

•The first stage of the BCE Sale was completed on August 4, 2023. In the first stage, the net assets transferred to Ameresco totaled $44 million, which included a $36 million construction

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•The final stage of the BCE Sale was completed on January 12, 2024. In the final stage, the net assets transferred to Ameresco totaled $35 million. The assets transferred in the final stage related primarily to equity method investments in the Kūpono Solar Project and other development stage projects. Our Consolidated Statements of Income for the year ended 2024, included a $23 million gain relating to the final stage of the BCE Sale.

As of January 12, 2024, all stages of the BCE Sale had been completed. As of December 31, 2024 the interest-bearing promissory note had been paid in full.

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

OVERVIEW
Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $29 billion. Since 1886, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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
Strategic Overview

Our vision is to create a sustainable energy future for Arizona. Our mission is to serve customers with safe, reliable, and affordable energy. We are committed to delivering operational excellence at the lowest cost possible while aspiring to lower carbon emissions over time.

Reliable

As energy demand in Arizona continues to grow, we remain committed to delivering reliable service to our customers. We have a goal of achieving top quartile reliability as compared to peers. Key elements to delivering reliable service include resource and transmission planning to secure resource adequacy, planning and procuring resources to ensure sufficient reserve margins, distribution automation and resiliency investments, predictive and preventative maintenance programs, seasonal readiness programs, emergency preparedness, and securing a reliable supply chain. Securing a reliable grid requires ongoing infrastructure investments in addition to investments to support new customer growth.

Balanced Energy Mix. APS strives to procure a balanced energy mix, and we believe this provides the greatest reliability at the lowest cost possible while increasing resiliency. We achieve reliability, in part, through a blend of dispatchable resources, such as natural gas and battery storage, that can provide energy when intermittent resources, such as wind and solar, are unavailable. In the most recent all-source request for proposal (“ASRFP”), APS contracted for 3,606 MW of battery storage, 517 MW of natural gas, 2,649 MW of solar, and 500 MW of wind resources. APS regularly evaluates the best mix of resources based on a changing operating environment, including changes in generation technology, economics, and policy impacts.

There is a need for additional natural gas to support reliability for customers and meet increasing energy needs and existing natural gas pipelines into Arizona are currently 100% committed. As a result, in July 2025, APS executed a gas transportation precedent agreement to secure a long-term supply of natural gas. The new pipeline is expected to be operational by late 2029 and will be owned and operated by a third-party.

Palo Verde, one of the nation’s largest carbon-free energy resources, serves as a foundational part of APS’s resource portfolio. The plant is a critical asset to the Southwest, generating more than 32 million MWh annually – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-neutral future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy. APS owns or leases 29.1% of Units 1, 2, and 3 Palo Verde. For Unit 2, APS currently leases nearly 12.1% through three separate sale-leaseback agreements, which have lease terms ending in 2033. In June 2025, APS entered into agreements to purchase two of the three leased interests, representing approximately 7%, or 94 MW, of Unit 2, subject to customary closing conditions, including approval by FERC. See Note 8 for more information. The 2025 Rate Case (as defined below) includes pro forma adjustments to account for these acquisitions. APS continues to evaluate and pursue options for reliably serving growing customer energy needs and demand.

Wildfire Efforts. As discussed above, wildfire safety remains a critical focus for APS and other utilities. APS has increased investment in fire mitigation efforts to clear defensible space around its infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders, and educate customers and communities. APS also increased spend on mitigating the risk associated with trees that could cause hazards, resulting in more of these trees being removed before they could cause outages or wildfires. These programs contribute to customer reliability, responsible forest management and safe communities. With wildfire events in Hawaii, California, and across North America over the last few years, APS has been devoting and intends to continue to devote substantial efforts to analyzing and developing enhancements to its systems and processes to mitigate fire risk within its service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing our awareness, implementing operational changes, and enhancing our wildfire response capabilities.

APS uses fire modeling software to identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. In 2024, APS began installing a system of artificial intelligence-based fire sensing cameras with the ability to detect and alert on fire ignitions. These alerts are sent both to APS and fire response dispatch centers to speed fire response in APS’s service territory regardless of the cause of the fire. APS also implemented a public safety power shutoff (“PSPS”) program on certain feeders that began in the 2024 fire season, leveraging the additional real-time analysis provided by the modeling software. APS has educated and will continue education outreach to customers and communities that may potentially be impacted by the PSPS program.

APS was selected by the U.S. Department of Energy’s (“DOE”) Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program and is contingent on APS negotiating and executing final grant agreements with GDO. Additionally, on May 12, 2025, Arizona

Governor Hobbs signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Affordable

We are committed to keeping bills as low as possible for our customers while maintaining high levels of reliability. Inflation has dramatically impacted the cost of goods and services in recent years as shown by the Consumer Price Index for All Urban Consumers (“CPI-U”), which, from 2018 through 2024, rose nationally 24.9% and 32.1% in Phoenix. Despite this, APS’s average residential rates remained well-below those inflation figures, rising 16.2% for the same period according to the U.S. Energy Information Administration. In recent months, inflationary impacts have eased, with the CPI-U growing 2.7% nationally and 0.2% in Phoenix over the 12 months ended June 2025. However, APS remains cautious of potential price increases as a result of current and proposed tariffs, which could lead to higher costs and supply chain constraints.

APS’s customer affordability initiative includes internal opportunities, such as training and mentoring employees on identifying efficiency opportunities; maintaining inventory to take advantage of lower pricing and avoid expediting fees; entering into long-term contracts to hedge against price volatility, which has allowed APS to mitigate against procurement spend on critical items such as transformers; and implementing automation technologies to enhance efficiencies and increase data-oriented decision making. APS is also seeking to reduce cross-subsidization of customer classes and ensure that growth pays for growth by requesting modifications to its cost allocation methodologies in the 2025 Rate Case. APS continues to seek opportunities to streamline its business processes, mitigate cost increases, increase employee retention, and improve customer satisfaction.

APS’s Integrated Resource Plan (“IRP”) and competitive ASRFP processes serve important roles in providing reliable and affordable energy to APS’s customers. The IRP process helps identify the amount and type of resources required to reliably meet customer needs, while the ASRFP process seeks to meet those needs in a competitive manner based on cost, ability to meet system requirements, and commercial viability. See “Resource Planning” below for more information.

There are also external opportunities that allow APS to deliver more affordable energy to customers, such as APS’s participation in western energy markets and programs. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from Southwest Power Pool (“SPP”). The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS is a funding party to the implementation phase of Markets+ and expects to go live in the market in October 2027. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and plans to transition to full-binding participation as early as summer 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability. Until the transition to Markets+, APS will continue to participate in Western Energy Imbalance Market (“WEIM”) as a tool for creating savings for APS’s customers from the real-time only, voluntary market. APS expects that its participation in WEIM and future participation in Markets+ will lower its fuel and purchased-power costs, improve situational awareness for systems operations in the Western Interconnection, and improve integration of APS’s resources.

Resource Planning—Prioritizing Reliability and Affordability

In 2020, APS announced a goal to deliver 100% clean, carbon-free electricity to customers by 2050, driven by a trajectory of increasingly clean energy technologies such as solar power and energy storage, carbon-free nuclear operations, and advances in energy efficiency solutions. This goal included interim targets of a resource mix that was 65% clean by 2030, with 45% of that total coming from renewable energy, and an exit from coal-fired generation by 2031.

As Arizona’s population and economy continue to grow at record levels, so does its need for electricity. As a result, APS is updating its clean energy goals from an aspirational “zero-carbon” approach to an aspirational “carbon-neutral” approach by 2050. This means that for any greenhouse gas emissions still produced by our generation resources as of 2050, we will aim to offset these emissions elsewhere. This goal retains APS’s interest in new innovation and market transformations that address carbon emissions. APS is also removing its interim targets to better reflect APS’s near-term need to ensure reliability and affordability, while relying on the Integrated Resource Plan (“IRP”) process to help determine the most responsible path forward. APS remains focused on providing reliable energy at the lowest cost possible while striving to lower emissions over time and continues to look for opportunities to support reliability through dispatchable resources, such as gas and the potential extension of coal beyond 2031.

APS has a diverse portfolio of existing and planned resources, including biomass, biogas, coal, energy storage, geothermal, natural gas, nuclear, solar, and wind. Maintaining a balanced and diverse portfolio of resources will ensure continued reliable service to our customers in the most affordable manner possible. Every three years, APS performs a comprehensive study, called an IRP, to identify what resources will be necessary to safely, reliably, and affordably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably and affordably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy-generating resources to reliably serve customers’ future energy needs. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the all-source request for proposal (“ASRFP”) process, with the most recent ASRFP being issued in 2024. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources.

APS selects projects out of ASRFPs based on cost, ability to meet system requirements, and commercial viability, taking into consideration timing and likelihood of successful contracting and development. Under current market conditions, APS must aggressively contract for resources that can withstand supply chain and other geopolitical pressures. Guided by IRP-established timelines and quantities, APS maintains a flexible approach that allows it to optimize system reliability and customer affordability through the ASRFP process. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection to the electric grid.

On June 30, 2023, APS issued an ASRFP (the “2023 ASRFP”) pursuant to which APS procured 3,606 MW of battery storage, 517 MW of natural gas, 2,649 of solar, and 500 MW of wind resources expected to be in service from 2026 to 2028.

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

Customer-Focused

Serving customers with excellence is foundational to APS’s business and remains our core focus as we adapt to evolving customer needs and emerging technology. Recognizing that every employee impacts our customer experience, we continue to provide information, tools, and resources enabling our teams to design, develop, and implement enhancements to improve our customer experience.

APS’s 24/7 call center answers 75% of customer calls within 30 seconds, and our mobile platforms enable our more than one million customers to quickly and easily find the information they need when they need it. We seek to provide relevant and valuable options for customers to manage their bill, including through rate plan options, programs that help them save energy and money, and alerts and notifications that help keep them aware of outages, payments, and usage. APS recently introduced a high-bill analyzer tool enabling phone advisors to provide customers with specific, customized guidance based on their actual usage and habits.

Additionally, APS offers a customer assistance program, including up to a 60% bill discount for vulnerable customers, flexible payment arrangements, and emergency utility bill assistance. To ensure customers in need are connected to these programs, we partner with more than one hundred community action agencies across our service territory to train representatives who serve our shared customers.

Developing Technologies

New Nuclear Generation. APS, along with other Arizona electric utilities, is exploring additional nuclear generation to provide around-the-clock carbon-free energy to meet rising energy demands in Arizona. APS has been monitoring emerging nuclear technologies, such as small modular nuclear reactors (“SMRs”). SMRs are typically designed to generate 300 MW or less of energy per unit compared to, for example, the 1,400 MW per unit generated at Palo Verde. The utilities have applied for a grant from the DOE to begin preliminary exploration of a potential site for additional nuclear energy for Arizona. The grant could support a three-year site selection process and possible preparation of an early site permit application to United States Nuclear Regulatory Commission (“NRC”).

Carbon Capture. Carbon Capture Utilization and Storage (“CCUS”) technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. CCUS technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology.

Artificial Intelligence. To address the rapid advancement of artificial intelligence (“AI”) technology risks and opportunities, APS has developed an AI strategy that responsibly utilizes AI to advance our business strategy, enhance customer and employee experiences, and optimize operational reliability. At the core of our AI strategy is a robust governance model that develops guidance, policies, and relevant sub-strategies for the execution of AI projects at the Company. To ensure compliance with data security, reliability requirements, and our Code of Ethical Conduct, governance and oversight are provided by leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams.

Regulatory Overview

2025 Rate Case

On June 13, 2025, APS filed an application with the ACC (the “2025 Rate Case”) seeking a net base rate increase of $579.5 million, which represents a 13.99% net increase. The requested net increase addresses a total base revenue deficiency of $662.4 million, offset by proposed adjustor transfers of cost recovery to base rates.

The 2025 Rate Case application includes the following proposals:

•a test year comprised of the 12-month period ended on December 31, 2024, including certain pro forma adjustments;
•12 months of post-test year plant placed into service from January 1, 2025 through December 31, 2025;
•an original cost rate base of $12.5 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;
•the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	47.65%	4.26%
Common stock equity	52.35%	10.70%
Weighted-average cost of capital		7.63%

•a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;
•a rate of $0.043881 per kWh for the portion of APS’s base rates attributable to fuel and purchased power costs;
•adjustments to rate designs to reduce cross-subsidization by certain customer classes;
•modification of cost allocation methodologies based on customer growth to ensure customers causing new production costs are covering those costs through rates, along with corresponding changes to adjustor mechanisms, such as for fuel and purchased power;
•implementation of a “Formula Rate Adjustment Mechanism” (“FRAM”) to assist with reducing regulatory lag and allow for rate gradualism;
•elimination of the Lost Fixed Cost Recovery Adjustment Mechanism (“LFCR”) following the first annual adjustment pursuant to the FRAM; and
•modification to the System Reliability Benefit Mechanism (“SRB”) due to the Formula Rate Adjustment Mechanism proposal.

APS requested that the increase become effective in the second half of 2026. The hearing for this rate case is currently scheduled to begin in May 2026. APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

2022 Rate Case

On October 28, 2022, APS filed an application with the ACC (the “2022 Rate Case”) for an increase in retail base rates, and on January 25, 2024, an Administrative Law Judge issued a Recommended Opinion and Order (“ROO”), as corrected on February 6, 2024 (the “2022 Rate Case ROO”).

On February 22, 2024, the ACC approved the 2022 Rate Case ROO with certain amendments that resulted in, among other things, (i) an approximately $491.7 million increase in the annual base revenue requirement, (ii) a 9.55% return on equity, (iii) a 0.25% return on the increment of fair value rate base greater than original cost, (iv) an effective fair value rate of return of 4.39%, (v) a return set at the Company’s weighted average cost of capital on the net prepaid pension asset and net other post-employment benefit liability in rate base, (vi) an adjustment to generation maintenance and outage expense to reflect a more reasonable level of test year costs, (vii) approval of the SRB mechanism with modifications to customer notifications, procedural timelines and the inclusion of any qualifying technology and fuel source bid received through an ASRFP, and (viii) recovery of all Demand Side Management (“DSM”) costs through the DSM Adjustment Charge (“DSMAC”) rather than through base rates.

The ACC issued the final order for the 2022 Rate Case on March 5, 2024, with the new rates becoming effective for all service rendered on or after March 8, 2024.

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and CCT funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the Commission’s December 17, 2024 decision on the rehearing. The Commission has taken no action on these requests. In addition, each of these parties have subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, the Residential Utility Consumer Office

(“RUCO”), the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Arizona. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs have also filed a Petition for Special Action with the Arizona Court of Appeals, requesting the case be sent back to the Superior Court for expedited consideration of the merits. APS cannot predict the outcome of this matter.

Cholla ACC Deferral Request

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and closure costs of Cholla Units 1 and 3. This order would authorize APS to defer, for future recovery in rates, both the expenses necessary to close and decommission coal-fired power plant infrastructure at Cholla, including legally required site environmental remediation, coal combustion residuals (“CCR”) corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. On July 8, 2025, APS withdrew its deferral application, requesting that the costs that would have been covered in the deferral order request instead be addressed in the 2025 Rate Case.

Fire Mitigation ACC Deferral Request

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. On June 18, 2025, the ACC denied APS’s request and recommended that wildfire related expenses be recovered in APS’s 2025 Rate Case.

See Note 6 for more information regarding these and additional regulatory matters.

Captive Insurance Cell

Pinnacle West is the primary beneficiary of a protected cell captive insurance cell (the “Captive”). The Captive provides insurance coverage to Pinnacle West and our subsidiaries that supplements third-party insurance policies. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 8. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments.

Tax Incentives

The Inflation Reduction Act of 2022 (“IRA”) significantly expanded the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions included (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a Production Tax Credit (“PTC”) in lieu of the Investment Tax Credit (“ITC”) beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; (iii) introduction of technology neutral clean energy ITCs and PTCs beginning in 2025; and (iv) introduction of a new PTC for nuclear energy produced by existing nuclear energy plants, available from 2024 through 2032.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA curtailed several clean energy tax credits initially passed in the IRA, including a new phase out deadline for wind and solar ITCs and PTCs that requires projects to either begin construction within one year of enactment or be placed in service by December 31, 2027. Additionally, the OBBBA contained provisions restricting clean energy projects, including energy storage, which begin construction after December 31, 2025, and receive “material assistance from a prohibited foreign entity,” from being eligible for clean energy ITCs or PTCs.

The Company believes that projects which are currently under construction will continue to qualify for IRA tax credits. The Company is continuing to analyze the OBBBA and is awaiting regulations and other guidance as to the application of these new rules to projects not currently under construction.

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

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the TransCanyon partners’ utility affiliates. The DOE’s GDO selected TransCanyon to enter into capacity contract negotiations for up to 25% of the Cross-Tie 500-kilovolt transmission line (“Cross-Tie”) as part of the Transmission Facilitation Program. The agreement was executed on June 12, 2024. The proposed Cross-Tie project includes a 214-mile transmission line connecting Utah and Nevada that is intended to help improve grid reliability and relieve congestion on other transmission lines.

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

El Dorado Investment Company (“El Dorado”)

El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and/or holds the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $19.5 million has been funded as of June 30, 2025. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC (formerly invisionAZ Fund), of which approximately $14.3 million has been funded as of June 30, 2025. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $1.2 million has been funded as of June 30, 2025. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI Advanced Power Solutions (“SAI”), a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method, with a June 30, 2025 investment carrying value of $18.6 million. El Dorado has no further funding commitments to SAI.

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

Electric Operating Revenues. For the years 2022 through 2024, retail electric revenues averaged approximately 92% of our total operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of Power Supply Adjustor (“PSA”) deferrals and the operation of other recovery mechanisms. Our revenues are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand, and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.4% for the period ended June 30, 2025 compared with the prior-year period. For the three years through 2024, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2025 and the average annual growth to be in the range of 1.5% to 2.5% through 2027 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.8% for the period ended June 30, 2025 compared with the prior-year period. While steady customer growth was somewhat offset by lower usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of increased revenues for this period were continued strong sales to commercial and industrial customers and the continued ramp-up of new data center and large manufacturing customers. As extra high load factor customers, such as data centers and large manufacturers, have continued to grow as a proportion of our business, we have updated our procedures with respect to estimates of unbilled revenues for our customer classes. As a result, we have made an adjustment in the first quarter of 2025 to recalibrate accrued unbilled revenues, offsetting year-to-date sales growth by 0.9%. Even with this offset to sales growth in the first quarter, we do not anticipate any change to our expected range of sales growth for the full year 2025.

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

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, slower ramp-up of and/or fewer large data centers and manufacturing facilities, slower than expected commercial and industrial expansions, impacts of energy efficiency programs and growth in distributed generation, responses to retail price changes, changes in regulatory standards, and impacts of new and existing laws and regulations, including environmental laws and regulations. Based on past experience, a 1% variation in our annual residential and small commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $24 million, and a 1% variation in our annual large commercial and industrial kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $6 million.

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

Fuel and Purchased Power Expenses. Fuel and purchased power expenses included on our Condensed Consolidated Statements of Income are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, changes in our generation resource allocation, our hedging program for managing such costs and PSA deferrals and the related amortization.

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

Operating Results – Three-month period ended June 30, 2025, compared with three-month period ended June 30, 2024.

Our consolidated net income attributable to common shareholders for the three months ended
June 30, 2025 was $193 million, compared with consolidated net income attributable to common shareholders of $204 million for the prior-year period.  The results reflect a decrease of approximately $11 million, primarily as a result of the effects of weather, higher operations and maintenance expenses, lower pension and other postretirement non-service credits, net, higher depreciation and amortization expenses mostly due to increased plant additions and intangible assets, partially offset by Cholla plant retirement impacts, higher interest charges, and higher income taxes due to lower tax credits, partially offset by lower pre-tax income. These negative factors were partially offset by the favorable impacts of higher transmission service revenues, increased customer usage and growth, higher AFUDC, and higher other income due to investment gains in El Dorado.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Net Change	2025	2024	Net Change
Operating revenues	$1,359	$1,309	$50	$1,359	$1,309	$50
Fuel and purchased power expenses	(477)	(437)	(40)	(477)	(437)	(40)
Operating revenues less fuel and purchased power expenses (a)	882	872	10	882	872	10
Operations and maintenance	(287)	(272)	(15)	(285)	(273)	(12)
Depreciation and amortization	(229)	(225)	(4)	(229)	(225)	(4)
Taxes other than income taxes	(58)	(59)	1	(58)	(59)	1
Pension and other postretirement non-service credits, net	4	13	(9)	4	13	(9)
Allowance for equity funds used during construction	15	9	6	15	9	6
Other income and (expense), net	7	—	7	(2)	—	(2)
Interest charges, net of allowance for borrowed funds used during construction	(102)	(98)	(4)	(80)	(82)	2
Income taxes	(35)	(32)	(3)	(39)	(39)	—
Less: income related to noncontrolling interests	(4)	(4)	—	(4)	(4)	—
Net Income Attributable to Common Shareholders	$193	$204	$(11)	$204	$212	$(8)

(a)    Operating revenues less fuel and purchased power expenses is a non-GAAP financial measure. As reconciled in the table above, this amount is derived by the difference between the GAAP financial statement line item Operating revenues less the GAAP financial statement line item Fuel and purchased power expenses as presented on the Condensed Consolidated Statements of Income. Operating revenues, less fuel and purchased power expenses is used by Pinnacle West to assess whether customer revenues adequately cover fuel and purchased power costs. This metric is not defined by GAAP and may differ from similar measures used by other companies. This measure is not a substitute for operating income under GAAP.

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $10 million higher for the three months ended June 30, 2025 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
Higher retail revenue due to changes in usage patterns and customer growth partially offset by the impacts of energy efficiency and related pricing	$28	$15	$13
Effects of weather	(33)	(9)	(24)
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	3	2	1
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	35	32	3
Higher transmission revenues (Note 6)	15	—	15
LFCR revenue (Note 6)	2	—	2
Total	$50	$40	$10
Operations and maintenance.  Operations and maintenance expenses increased $15 million for the three months ended June 30, 2025 compared with the prior-year period primarily due to:

•an increase of $12 million related to corporate resource costs;
•an increase of $6 million related to information technology costs;
•an increase of $1 million related to non-nuclear generation costs, primarily due to higher planned outage;
•a decrease of $2 million related to nuclear generation costs;
•a decrease of $2 million related to transmission, distribution, and customer service costs;
•a decrease of $3 million related to employee benefit costs; and
•an increase of $3 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $4 million higher for the three months ended June 30, 2025 compared to the prior-year period, primarily due to increased plant in service and intangible assets, partially offset by lower depreciation expense related to the Cholla plant retirement.

Pension and other postretirement non-service credits, net.  Pension and other postretirement non-service credits, net were $9 million lower for the three months ended June 30, 2025 compared to the prior-year period, primarily due to prior-service credits becoming fully amortized as of January 31, 2025.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $2 million lower for the three months ended June 30, 2025 compared to the prior-year period, primarily due to higher allowance for equity funds, partially offset by higher debt balances.

Other income and expense, net. Other income and expense, net were $7 million higher for the three months ended June 30, 2025, compared to the prior-year period, primarily due to investment gains in El Dorado, partially offset by lower PSA interest income. The difference between APS’s and Pinnacle West’s other income and expense, net, is primarily related to Pinnacle West’s investment gain in El Dorado.

Income taxes.  Income taxes were $3 million higher for the three months ended June 30, 2025 compared with the prior-year period, primarily due to a one-time benefit recognized in the second quarter of 2024 related to the Los Alamitos ITC purchase, partially offset by lower pre-tax income.

Operating Results – Six-month period ended June 30, 2025, compared with six-month period ended June 30, 2024.

Our consolidated net income attributable to common shareholders for the six months ended
June 30, 2025 was $188 million, compared with consolidated net income attributable to common shareholders of $221 million for the prior-year period.  The results reflect a decrease of approximately $33 million, primarily as a result of higher operations and maintenance expenses, higher depreciation and amortization expenses mostly due to increased plant additions and intangible assets, partially offset by Cholla plant retirement impacts, the effects of weather, lower pension and other postretirement non-service credits, net, higher interest charges, net of AFUDC, and and the gain on the sale of BCE recognized during the first quarter of 2024. These negative factors were partially offset by the impacts of new customer rates, higher transmission service revenues, customer growth and increased usage, lower income taxes due to lower pretax income, higher tax benefits related to employee benefits, partially offset by lower tax credits, and investment gains in El Dorado.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated:

	Pinnacle West Consolidated			APS Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Net Change	2025	2024	Net Change
	(dollars in millions)
Operating revenues	$2,391	$2,261	$130	$2,391	$2,261	$130
Fuel and purchased power expenses	(857)	(795)	(62)	(857)	(795)	(62)
Operating revenues less fuel and purchased power expenses (a)	1,534	1,466	68	1,534	1,466	68
Operations and maintenance	(587)	(530)	(57)	(582)	(526)	(56)
Depreciation and amortization	(464)	(435)	(29)	(464)	(435)	(29)
Taxes other than income taxes	(117)	(118)	1	(117)	(118)	1
Pension and other postretirement non-service credits, net	7	24	(17)	7	25	(18)
Allowance for equity funds used during construction	28	19	9	28	19	9
Other income and (expense), net	22	24	(2)	2	3	(1)
Interest charges, net of allowance for borrowed funds used during construction	(197)	(184)	(13)	(159)	(156)	(3)
Income taxes	(29)	(36)	7	(36)	(42)	6
Less: income related to noncontrolling interests	(9)	(9)	—	(9)	(9)	—
Net Income Attributable to Common Shareholders	$188	$221	$(33)	$204	$227	$(23)
(a)    Operating revenues less fuel and purchased power expenses is a non-GAAP financial measure. As reconciled in the table above, this amount is derived by the difference between the GAAP financial statement line item Operating revenues less the GAAP financial statement line item Fuel and purchased power expenses as presented on the Condensed Consolidated Statements of Income. Operating revenues, less fuel and purchased power expenses is used by Pinnacle West to assess whether customer revenues adequately cover fuel and purchased power costs. This metric is not defined by GAAP and may differ from similar measures used by other companies. This measure is not a substitute for operating income under GAAP.

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $68 million higher for the six months ended June 30, 2025 compared with the prior-year period. The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 6)	$46	$—	$46
Higher retail revenue due to changes in customer growth and usage patterns partially offset by the impacts of energy efficiency and related pricing	33	19	14
Effects of weather	(33)	(9)	(24)
LFCR revenue (Note 6)	6	—	6
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	4	1
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	49	49	—
Higher transmission revenues (Note 6)	21	—	21
Miscellaneous items, net	3	(1)	4
Total	$130	$62	$68
Operations and maintenance.  Operations and maintenance expenses increased $57 million for the six months ended June 30, 2025 compared with the prior-year period, primarily due to:

•an increase of $19 million related to information technology costs;
•an increase of $18 million related to non-nuclear generation costs, primarily due to increased planned outages;
•an increase of $16 million related to corporate resource costs;
•an increase of $4 million related to transmission, distribution, and customer service costs;
•a decrease of $3 million related to employee benefit costs;
•an increase of $3 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $29 million higher for the six months ended June 30, 2025 compared to the prior-year period, primarily due to increased plant in service and intangible assets, partially offset by lower depreciation expense related to the Cholla plant retirement.

Pension and other postretirement non-service credits, net.  Pension and other postretirement non-service credits, net were $17 million lower for the six months ended June 30, 2025 compared to the prior-year period primarily, due to prior-service credits becoming fully amortized as of January 31, 2025.

Other income and expense, net. Other income and expense, net were $2 million lower for the six months ended June 30, 2025 compared to the prior-year period, primarily due to the gain on the sale of

BCE recognized during the first quarter of 2024 and lower PSA interest income, partially offset by investment gains in El Dorado. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE and the gain in investment in El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $4 million higher for the six months ended June 30, 2025 compared to the prior-year period, primarily due to higher debt balances and higher allowance for borrowed funds, partially offset by higher allowance for equity funds.

Income taxes.  Income taxes were $7 million lower for the six months ended June 30, 2025 compared with the prior-year period, primarily due to lower pre-tax income and higher tax benefits related to employee benefits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity ratio below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  As of June 30, 2025, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $8.6 billion, and total capitalization, as calculated pursuant to the ACC order, was approximately $15.9 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Pinnacle West has an at-the-market equity distribution program (the “ATM Program”) under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. As of June 30, 2025, approximately $800 million of common stock is available to be issued under the ATM Program, which takes into account the forward sale agreements in effect as of June 30, 2025. Pinnacle West also has forward sale agreements from an equity offering in February 2024 in effect as of June 30, 2025. See “Financing Cash Flows and Liquidity—Equity Offerings” below and Note 12 for more information.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,
	2025	2024	Net Change
Net cash flow provided by operating activities	$663	$537	$126
Net cash flow used for investing activities	(1,253)	(887)	(366)
Net cash flow provided by financing activities	605	349	256
Net increase (decrease) in cash and cash equivalents	$15	$(1)	$16

APS

	Six Months Ended June 30,
	2025	2024	Net Change
Net cash flow provided by operating activities	$698	$573	$125
Net cash flow used for investing activities	(1,248)	(932)	(316)
Net cash flow provided by financing activities	561	358	203
Net increase (decrease) in cash and cash equivalents	$11	$(1)	$12

 Operating Cash Flows

Six-month period ended June 30, 2025, compared with six-month period ended June 30, 2024. Pinnacle West’s consolidated net cash provided by operating activities was $663 million in 2025 compared to $537 million in 2024, an increase of $126 million in net cash provided, primarily due to $185 million higher cash receipts from electric revenues, $17 million lower income taxes and $14 million lower payments for operations and maintenance costs; partially offset by $59 million higher fuel and purchased power costs, $12 million higher other taxes paid, $12 million in higher interest paid on debt and $7 million of changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was 101% funded as of January 1, 2025, and was 113% funded as of January 1, 2024. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary cash contributions in 2025, 2026 or 2027. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2025 and do not expect to make any contributions in 2025, 2026 or 2027. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status, as measured for accounting principles generally accepted in the United States of America (“GAAP”) purposes, was 99% funded as of December 31, 2024, and our postretirement benefit plans were 195% funded, as measured by GAAP at December 31, 2024.

Investing Cash Flows

Six-month period ended June 30, 2025, compared with six-month period ended June 30, 2024. Pinnacle West’s consolidated net cash used for investing activities was $1,253 million in 2025 compared to $887 million in 2024, an increase of $366 million primarily related to $317 million of increased capital expenditures, net of contributions in aid of construction, and $48 million of proceeds from the BCE Sale received in 2024. See “Capital Expenditures” for additional details. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the BCE Sale.

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

The table above does not include capital expenditures related to PNW Power projects or the pending purchase of certain leased interests relating to Palo Verde. See Note 8.

Generation capital expenditures are comprised of various additions and improvements to APS’s resources, including nuclear plants, renewables and ESS, as well as additions and improvements to existing fossil fuel plants. We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2025, compared with six-month period ended June 30, 2024. Pinnacle West’s consolidated net cash provided by financing activities was $605 million in 2025 compared to $349 million in 2024, an increase of $256 million in net cash provided primarily due to a net increase of $915 million in short-term borrowings; partially offset by a net decrease of $643 million in long term debt borrowings.

APS’s consolidated net cash provided by financing activities was $561 million in 2025 compared to $358 million in 2024, an increase of $203 million in net cash provided primarily due to a net increase of $863 million in short-term borrowings; partially offset by a net decrease of $496 million in long term debt borrowings and $150 million in lower equity infusions from Pinnacle West.

Significant Financing Activities.  On June 18, 2025, the Pinnacle West Board of Directors declared a dividend of $0.895 per share of common stock, payable on September 2, 2025, to shareholders of record on August 1, 2025.

On May 15, 2025, Pinnacle West contributed $300 million into APS in the form of an equity infusion. APS used this contribution to repay the $300 million of 3.15% senior notes that matured on the same date.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 5 for more information on available credit facilities.

Equity Offerings. Pinnacle West entered into certain equity forward sale agreements in February 2024 and has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. See Note 12. The following table summarizes the activity relating to these forward sale agreements and the ATM Program as of June 30, 2025 (in thousands, except share amounts and price per share):

	As of June 30, 2025
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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  As of June 30, 2025, the ratio was approximately 61% for Pinnacle West and 50% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 28, 2025, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Senior unsecured	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

Contractual Obligations

Pinnacle West’s contractual cash obligations have not materially changed during the six months ended June 30, 2025 as compared to the 2024 Form 10-K, except as disclosed in Note 5 - “Debt and Liquidity Matters”, Note 8 - “ Variable Interest Entities”, and Note 10 - “Commitments and Contingencies” to the condensed consolidated financial statements included in this report.

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

OTHER ACCOUNTING MATTERS

See Note 3 for information on the following new accounting standards that are pending adoption:

•ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, effective for us on December 31, 2025.

•ASU 2024-03, Income Statement Reporting: Expense Disaggregation Disclosures, effective for us on December 31, 2027.

•ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, effective for us on January 1, 2027.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$(42)	$(120)
Decrease (increase) in regulatory asset	59	(2)
Balance at end of period	$17	$(122)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) as of June 30, 2025, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2024 Form 10-K for more discussion of our valuation methods.

Source of Fair Value	2025	2026	2027	2028	2029	Total Fair Value
Observable prices provided by other external sources	$(7)	$31	$10	$2	$—	$36
Prices based on unobservable inputs	(13)	(6)	—	—	—	(19)
Total by maturity	$(20)	$25	$10	$2	$—	$17

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2025 Gain (Loss)		December 31, 2024 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$8	$(8)	$3	$(3)
Natural gas	73	(73)	75	(75)
Total	$81	$(81)	$78	$(78)
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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2025.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2025.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2024 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 6 for ACC and FERC-related matters.

See Note 10 for information regarding environmental matters, Superfund-related matters and other disputes and proceedings.

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

The risk factor below is an update to our 2024 Form 10-K.

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

In August 2025, APS announced an update to its clean energy goals from a zero-carbon approach to a goal to be carbon-neutral by 2050. APS’s ability to successfully execute its clean energy goal is dependent upon a number of external factors, some of which include supportive national and state energy policies, a supportive regulatory environment, sales and customer growth, the development, deployment and advancement of clean energy technologies, adequate supply chain for generation resources, and continued access to capital markets.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit	Date Filed

3.1	Pinnacle West	Pinnacle West Articles of Incorporation, restated as of May 22, 2025

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report	2/25/2020

3.3	APS	APS Articles of Incorporation, restated as of May 16, 2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report	2/20/2009

31.1	Pinnacle West	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Pinnacle West APS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	Inline XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(a) Furnished herewith as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 6, 2025	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 6, 2025	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)