Form 10-Q
period 2025-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2025-11-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its
charter; State or other jurisdiction of incorporation or organization; Address of principal executive offices, including zip code; and
	Registrant’s telephone number, including area code			IRS Employer Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION			86-0512431
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY			86-0011170
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PNW	New York Stock Exchange
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 28, 2025:	119,690,399
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 28, 2025:	71,264,947

Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under General Instruction H(2).

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
•our ability to meet current and anticipated future needs for generation and associated transmission facilities in our region, including due to unprecedented demand from high load customers;
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
•our ability to achieve our clean energy goal to be carbon-neutral by 2050 and, if this goal is achieved, the impact of such achievement on us, our customers, and our business, financial condition, and results of operations;
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

OPERATING REVENUES (Note 4)	$1,820,741	$1,768,801	$4,211,772	$4,029,507

OPERATING EXPENSES
Fuel and purchased power	655,969	631,382	1,513,048	1,426,418
Operations and maintenance	299,617	308,061	886,331	837,905
Depreciation and amortization	224,555	229,450	688,388	664,761
Taxes other than income taxes	58,416	52,777	175,421	170,592
Other expense	338	145	1,964	2,306
Total	1,238,895	1,221,815	3,265,152	3,101,982
OPERATING INCOME	581,846	546,986	946,620	927,525
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	17,671	9,588	45,687	28,790
Pension and other postretirement non-service credits, net (Note 7)	2,777	12,188	9,427	36,633
Other income (Note 11)	12,473	6,774	42,038	43,234
Other expense (Note 11)	(8,159)	(4,013)	(14,988)	(14,580)
Total	24,762	24,537	82,164	94,077
INTEREST EXPENSE
Interest charges	125,179	109,925	343,649	318,590
Allowance for borrowed funds used during construction	(13,979)	(11,901)	(35,640)	(36,078)
Total	111,200	98,024	308,009	282,512
Income Before Income Taxes	495,408	473,499	720,775	739,090
Income taxes	77,894	74,227	106,729	110,539
Net Income	417,514	399,272	614,046	628,551
Less: Net income attributable to noncontrolling interests (Note 8)	4,306	4,306	12,918	12,918
Net Income Attributable to Common Shareholders	$413,208	$394,966	$601,128	$615,633

Weighted-average common shares outstanding - basic	119,623	113,729	119,578	113,682
Weighted-average common shares outstanding - diluted	121,956	117,119	121,861	115,717

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$3.45	$3.47	$5.03	$5.42
Net income attributable to common shareholders - diluted	$3.39	$3.37	$4.93	$5.32

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET INCOME	$417,514	$399,272	$614,046	$628,551

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized loss, net of tax benefit of $42, $11, $24 and $142	(128)	(33)	(72)	(432)
Pension and other postretirement benefit activity, net of tax expense of $(156), $(169), $(251) and $(251)	478	513	923	762
Total other comprehensive income	350	480	851	330

COMPREHENSIVE INCOME	417,864	399,752	614,897	628,881
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$413,558	$395,446	$601,979	$615,963

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,885	$3,838
Customer and other receivables	778,097	525,608
Accrued unbilled revenues (Note 4)	257,874	176,903
Allowance for doubtful accounts (Note 4)	(21,867)	(24,849)
Materials and supplies (at average cost)	519,178	469,022
Fossil fuel (at average cost)	19,515	32,420
Assets from risk management activities (Note 9)	6,636	10,578
Deferred fuel and purchased power regulatory asset (Note 6)	205,053	287,597
Other regulatory assets (Note 6)	130,572	133,372
Other current assets	74,712	74,915
Total current assets	2,000,655	1,689,404
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 13 and 14)	1,393,446	1,282,845
Other special use funds (Notes 13 and 14)	429,932	408,357
Assets from risk management activities (Note 9)	15,600	5,980
Other assets	138,383	115,095
Total investments and other assets	1,977,361	1,812,277
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	26,268,660	25,860,950
Accumulated depreciation and amortization	(8,952,278)	(9,027,426)
Net	17,316,382	16,833,524
Construction work in progress	2,323,115	1,592,659
Palo Verde sale leaseback, net of accumulated depreciation (Note 8)	32,416	82,556
Intangible assets, net of accumulated amortization	544,356	591,310
Nuclear fuel, net of accumulated amortization	115,097	97,850
Total property, plant and equipment	20,331,366	19,197,899
DEFERRED DEBITS
Regulatory assets (Note 6)	1,471,310	1,389,489
Operating lease right-of-use assets (Note 16)	3,652,128	1,605,463
Assets for pension and other postretirement benefits (Note 7)	376,338	342,102
Other	83,747	66,126
Total deferred debits	5,583,523	3,403,180

TOTAL ASSETS	$29,892,905	$26,102,760

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$536,924	$485,426
Accrued taxes	348,376	175,863
Accrued interest	99,233	81,799
Common dividends payable	—	106,592
Short-term borrowings (Note 5)	675,700	568,450
Current maturities of long-term debt (Note 5)	600,000	800,000
Customer deposits	61,716	44,345
Liabilities from risk management activities (Note 9)	39,078	52,340
Liabilities for asset retirements (Note 17)	59,800	50,009
Operating lease liabilities (Note 16)	203,740	100,367
Regulatory liabilities (Note 6)	194,094	206,955
Other current liabilities	146,818	171,651
Total current liabilities	2,965,479	2,843,797
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 5)	9,204,259	8,058,648
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,491,779	2,444,473
Regulatory liabilities (Note 6)	1,769,900	1,855,278
Liabilities for asset retirements (Note 17)	1,158,979	1,096,577
Liabilities for pension benefits (Note 7)	150,086	139,317
Liabilities from risk management activities (Note 9)	—	9,446
Customer advances	661,274	569,343
Coal mine reclamation	157,593	171,483
Deferred investment tax credit	239,470	249,490
Unrecognized tax benefits	87,245	44,233
Operating lease liabilities (Note 16)	3,562,895	1,520,877
Other	232,853	242,320
Total deferred credits and other	10,512,074	8,342,837
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, no par value; 300,000,000 and 150,000,000 shares authorized at respective dates, 119,736,525 and 119,143,782 shares issued at respective dates	3,147,069	3,121,617
Treasury stock at cost; 46,968 and 46,968 shares at respective dates	(3,323)	(3,323)
Total common stock	3,143,746	3,118,294
Retained earnings	4,054,355	3,666,959
Accumulated other comprehensive loss (Note 15)	(30,091)	(30,942)
Total shareholders’ equity	7,168,010	6,754,311
Noncontrolling interests (Note 8)	43,083	103,167
Total equity	7,211,093	6,857,478

TOTAL LIABILITIES AND EQUITY	$29,892,905	$26,102,760
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$614,046	$628,551
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale relating to BCE	—	(22,988)
Depreciation and amortization including nuclear fuel	731,643	711,587
Allowance for equity funds used during construction	(45,687)	(28,790)
Deferred income taxes	(9,629)	(13,351)
Deferred investment tax credit	(10,019)	(10,287)
Stock compensation	21,252	16,940
Changes in current assets and liabilities:
Customer and other receivables	(253,215)	(330,867)
Accrued unbilled revenues	(80,971)	(94,288)
Materials, supplies and fossil fuel	(37,251)	(34,493)
Income tax receivable	—	332
Deferred fuel and purchased power	(276,327)	(244,109)
Deferred fuel and purchased power amortization	358,871	340,030
Other current assets	(5,803)	(26,062)
Accounts payable	80,810	24,958
Accrued taxes	172,513	174,807
Other current liabilities	23,463	74,177
Change in long-term regulatory assets	72,050	32,132
Change in long-term regulatory liabilities	46,167	43,448
Change in other long-term assets	(222,252)	(126,379)
Change in operating lease assets	131,272	94,768
Change in other long-term liabilities	153,248	49,694
Change in operating lease liabilities	(135,866)	(89,479)
Net cash provided by operating activities	1,328,315	1,170,331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,955,102)	(1,717,571)
Contributions in aid of construction	166,198	235,861
Proceeds from sale relating to BCE	—	64,322
Allowance for borrowed funds used during construction	(35,640)	(36,078)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,375,159	1,140,371
Investment in nuclear decommissioning trusts and other special use funds	(1,378,379)	(1,150,541)
Other	(5,350)	(5,687)
Net cash used for investing activities	(1,833,114)	(1,469,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,742,754	1,313,229
Repayment of long-term debt	(800,000)	(675,000)
Short-term borrowing and (repayments) - net	107,250	14,000
Short-term debt borrowings under term loan facility	400,000	350,000
Short-term debt repayments under term loan facility	(400,000)	(350,000)
Dividends paid on common stock	(315,463)	(294,589)
Common stock equity issuance and (purchases) - net	9,419	(3,804)
Palo Verde sale leaseback noncontrolling interest acquisition	(198,744)	—
Capital activities by noncontrolling interests	(13,370)	(10,628)
Net cash provided by financing activities	531,846	343,208
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,047	44,216
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,838	4,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,885	$49,171
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940
Net income		—		—	413,208	—	4,306	417,514
Other comprehensive income		—		—	—	350	—	350
Issuance of common stock (a)	263,586	27,665		—	—	—	—	27,665
Capital activities by noncontrolling interests		—		—	—	—	(2,742)	(2,742)
Deconsolidation of noncontrolling interests (b)		—		—	—	—	(59,633)	(59,633)
Other		—		—	(1)	—	—	(1)
Balance, September 30, 2025	119,736,525	$3,147,069	(46,968)	$(3,323)	$4,054,355	$(30,091)	$43,083	$7,211,093

(a)See Note 12 for information related to our equity forward sale agreements.
(b)See Note 8 for information related to the Palo Verde sale leaseback purchases.

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	113,711,763	$2,764,511	(101,641)	$(7,191)	$3,487,113	$(33,294)	$105,183	$6,316,322
Net income		—		—	394,966	—	4,306	399,272
Other comprehensive income		—		—	—	480	—	480
Issuance of common stock (a)	24,163	9,994		—	—	—	—	9,994
Other		—		—	2	—	—	2
Balance, September 30, 2024	113,735,926	$2,774,505	(101,641)	$(7,191)	$3,882,081	$(32,814)	$109,489	$6,726,070

(a)See Note 12 for information related to our equity forward sale agreements.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
Net income		—		—	601,128	—	12,918	614,046
Other comprehensive income		—		—	—	851	—	851
Dividends on common stock ($1.79 per share)		—		—	(213,731)	—	—	(213,731)
Issuance of common stock (a)	592,743	25,452		—	—	—	—	25,452
Capital activities by noncontrolling interests		—		—	—	—	(13,370)	(13,370)
Deconsolidation of noncontrolling interests (b)		—		—	—	—	(59,633)	(59,633)
Other		—		—	(1)	—	1	—
Balance, September 30, 2025	119,736,525	$3,147,069	(46,968)	$(3,323)	$4,054,355	$(30,091)	$43,083	$7,211,093

(a)See Note 12 for information related to our equity forward sale agreements.
(b)See Note 8 for information related to the Palo Verde sale leaseback purchases.

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	113,537,689	$2,752,676	(113,272)	$(8,185)	$3,466,317	$(33,144)	$107,198	$6,284,862
Net income		—		—	615,633	—	12,918	628,551
Other comprehensive income		—		—	—	330	—	330
Dividends on common stock ($1.76 per share)		—		—	(199,868)	—	—	(199,868)
Issuance of common stock (a)	198,237	21,829		—	—	—	—	21,829
Purchase of treasury stock (b)		—	(71,008)	(4,907)	—	—	—	(4,907)
Reissuance of treasury stock for stock-based compensation and other		—	82,639	5,900	—	—	—	5,900
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		1	(1)	—	1	1
Balance, September 30, 2024	113,735,926	$2,774,505	(101,641)	$(7,191)	$3,882,081	$(32,814)	$109,489	$6,726,070

(a)See Note 12 for information related to our equity forward sale agreements.
(b)Primarily represents shares of common stock withheld from certain stock awards for tax purposes.
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

OPERATING REVENUES (Note 4)	$1,820,741	$1,768,801	$4,211,772	$4,029,507

OPERATING EXPENSES
Fuel and purchased power	655,969	631,382	1,513,048	1,426,418
Operations and maintenance	297,509	306,116	879,371	832,383
Depreciation and amortization	224,538	229,430	688,337	664,699
Taxes other than income taxes	58,402	52,763	175,380	170,507
Other expense	338	145	1,964	2,306
Total	1,236,756	1,219,836	3,258,100	3,096,313
OPERATING INCOME	583,985	548,965	953,672	933,194
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	17,671	9,588	45,687	28,790
Pension and other postretirement non-service credits, net (Note 7)	3,017	12,400	10,133	37,241
Other income (Note 11)	3,731	4,879	13,127	16,325
Other expense (Note 11)	(5,465)	(3,346)	(11,688)	(9,134)
Total	18,954	23,521	57,259	73,222
INTEREST EXPENSE
Interest charges	99,210	90,866	279,896	271,139
Allowance for borrowed funds used during construction	(13,979)	(11,901)	(35,640)	(36,078)
Total	85,231	78,965	244,256	235,061
Income Before Income Taxes	517,708	493,521	766,675	771,355
Income taxes	85,978	81,491	121,956	123,795
Net Income	431,730	412,030	644,719	647,560
Less: Net income attributable to noncontrolling interests (Note 8)	4,306	4,306	12,918	12,918
Net Income Attributable to Common Shareholder	$427,424	$407,724	$631,801	$634,642

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET INCOME	$431,730	$412,030	$644,719	$647,560

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense of $(127), $(148), $(216) and $(208)	387	450	657	633
Total other comprehensive income	387	450	657	633

COMPREHENSIVE INCOME	432,117	412,480	645,376	648,193
Less: Comprehensive income attributable to noncontrolling interests	4,306	4,306	12,918	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$427,811	$408,174	$632,458	$635,275

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$26,267,778	$25,860,068
Accumulated depreciation and amortization	(8,951,396)	(9,026,544)
Net	17,316,382	16,833,524
Construction work in progress	2,323,115	1,592,659
Palo Verde sale leaseback, net of accumulated depreciation (Note 8)	32,416	82,556
Intangible assets, net of accumulated amortization	544,201	591,154
Nuclear fuel, net of accumulated amortization	115,097	97,850
Total property, plant and equipment	20,331,211	19,197,743

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 13 and 14)	1,393,446	1,282,845
Other special use funds (Notes 13 and 14)	390,577	374,156
Assets from risk management activities (Note 9)	15,600	5,980
Other assets	50,229	49,673
Total investments and other assets	1,849,852	1,712,654

CURRENT ASSETS
Cash and cash equivalents	29,010	3,815
Customer and other receivables	775,245	522,886
Accrued unbilled revenues (Note 4)	257,874	176,903
Allowance for doubtful accounts (Note 4)	(21,867)	(24,849)
Materials and supplies (at average cost)	519,178	469,022
Fossil fuel (at average cost)	19,515	32,420
Income tax receivable	—	5,463
Assets from risk management activities (Note 9)	6,636	10,578
Deferred fuel and purchased power regulatory asset (Note 6)	205,053	287,597
Other regulatory assets (Note 6)	130,572	133,372
Other current assets	69,114	65,754
Total current assets	1,990,330	1,682,961

DEFERRED DEBITS
Regulatory assets (Note 6)	1,471,310	1,389,489
Operating lease right-of-use assets (Note 16)	3,651,085	1,604,324
Assets for pension and other postretirement benefits (Note 7)	369,476	335,458
Other	83,036	65,606
Total deferred debits	5,574,907	3,394,877

TOTAL ASSETS	$29,746,300	$25,988,235
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	4,416,696	4,116,696
Retained earnings	4,410,624	3,992,423
Accumulated other comprehensive loss (Note 15)	(13,459)	(14,116)
Total shareholder equity	8,992,023	8,273,165
Noncontrolling interests (Note 8)	43,083	103,167
Total equity	9,035,106	8,376,332
Long-term debt less current maturities (Note 5)	7,889,676	7,190,878
Total capitalization	16,924,782	15,567,210
CURRENT LIABILITIES
Short-term borrowings (Note 5)	421,100	339,900
Current maturities of long-term debt (Note 5)	250,000	300,000
Accounts payable	531,317	481,955
Accrued taxes	380,934	181,698
Accrued interest	75,901	79,308
Common dividends payable	—	107,200
Customer deposits	61,716	44,345
Liabilities from risk management activities (Note 9)	39,078	52,340
Liabilities for asset retirements (Note 17)	59,800	50,009
Operating lease liabilities (Note 16)	203,593	100,229
Regulatory liabilities (Note 6)	194,094	206,955
Other current liabilities	148,615	177,019
Total current liabilities	2,366,148	2,120,958
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,455,151	2,419,937
Regulatory liabilities (Note 6)	1,769,900	1,855,278
Liabilities for asset retirements (Note 17)	1,158,979	1,096,577
Liabilities for pension benefits (Note 7)	147,314	134,855
Liabilities from risk management activities (Note 9)	—	9,446
Customer advances	661,274	569,343
Coal mine reclamation	157,593	171,483
Deferred investment tax credit	239,470	249,490
Unrecognized tax benefits	87,245	48,725
Operating lease liabilities (Note 16)	3,561,812	1,519,683
Other	216,632	225,250
Total deferred credits and other	10,455,370	8,300,067
COMMITMENTS AND CONTINGENCIES (Note 10)
TOTAL LIABILITIES AND EQUITY	$29,746,300	$25,988,235
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$644,719	$647,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	731,592	711,525
Allowance for equity funds used during construction	(45,687)	(28,790)
Deferred income taxes	(26,201)	(41,436)
Deferred investment tax credit	(10,019)	(10,287)
Changes in current assets and liabilities:
Customer and other receivables	(253,085)	(321,187)
Accrued unbilled revenues	(80,971)	(94,288)
Materials, supplies and fossil fuel	(37,251)	(34,493)
Income tax receivable	5,463	—
Deferred fuel and purchased power	(276,327)	(244,109)
Deferred fuel and purchased power amortization	358,871	340,030
Other current assets	(9,366)	(54)
Accounts payable	78,674	24,947
Accrued taxes	199,236	194,242
Other current liabilities	(958)	48,950
Change in long-term regulatory assets	72,050	32,132
Change in long-term regulatory liabilities	46,167	43,448
Change in other long-term assets	(199,945)	(150,172)
Change in operating lease assets	131,176	94,579
Change in other long-term liabilities	164,112	47,059
Change in operating lease liabilities	(135,755)	(89,377)
Net cash provided by operating activities	1,356,495	1,170,279
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,955,102)	(1,717,571)
Contributions in aid of construction	166,198	235,861
Allowance for borrowed funds used during construction	(35,640)	(36,078)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,324,705	1,140,371
Investment in nuclear decommissioning trusts and other special use funds	(1,327,925)	(1,150,541)
Other	828	(969)
Net cash used for investing activities	(1,826,936)	(1,528,927)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	947,350	445,842
Repayment of long-term debt	(300,000)	(250,000)
Short-term borrowing and (repayments) - net	81,200	67,150
Short-term debt borrowings under term loan facility	400,000	350,000
Short-term debt repayments under term loan facility	(400,000)	(350,000)
Equity infusion from Pinnacle West	300,000	450,000
Dividends paid on common stock	(320,800)	(299,700)
Palo Verde sale leaseback noncontrolling interest acquisition	(198,744)	—
Capital activities by noncontrolling interests	(13,370)	(10,628)
Net cash provided by financing activities	495,636	402,664
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,195	44,016
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,815	4,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,010	$48,565
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366
Net income		—	—	427,424	—	4,306	431,730
Other comprehensive income		—	—	—	387	—	387
Capital activities by noncontrolling interests		—	—	—	—	(2,742)	(2,742)
Deconsolidation of noncontrolling interests (a)		—	—	—	—	(59,633)	(59,633)
Other		—	—	(2)	—	—	(2)
Balance, September 30, 2025	71,264,947	$178,162	$4,416,696	$4,410,624	$(13,459)	$43,083	$9,035,106

(a)See Note 8 for information related to the Palo Verde sale leaseback purchases.

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2024	71,264,947	$178,162	$3,771,696	$3,786,315	$(17,036)	$105,183	$7,824,320
Net income		—	—	407,724	—	4,306	412,030
Other comprehensive income		—	—	—	450	—	450
Balance, September 30, 2024	71,264,947	$178,162	$3,771,696	$4,194,039	$(16,586)	$109,489	$8,236,800

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	631,801	—	12,918	644,719
Other comprehensive income		—	—	—	657	—	657
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(13,370)	(13,370)
Deconsolidation of noncontrolling interests (a)		—	—	—	—	(59,633)	(59,633)
Other		—	—		—	1	1
Balance, September 30, 2025	71,264,947	$178,162	$4,416,696	$4,410,624	$(13,459)	$43,083	$9,035,106

(a)See Note 8 for information related to the Palo Verde sale leaseback purchases.

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	71,264,947	$178,162	$3,321,696	$3,759,299	$(17,219)	$107,198	$7,349,136
Equity infusion from Pinnacle West		—	450,000	—	—	—	450,000
Net income		—	—	634,642	—	12,918	647,560
Other comprehensive income		—	—	—	633	—	633
Dividends on common stock		—	—	(199,900)	—	—	(199,900)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	(2)	—	1	(1)
Balance, September 30, 2024	71,264,947	$178,162	$3,771,696	$4,194,039	$(16,586)	$109,489	$8,236,800

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries, including APS, El Dorado Investment Company (“El Dorado”), and Pinnacle West Power, LLC (“PNW Power”). Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited Condensed Consolidated Financial Statements for Pinnacle West include the accounts of Pinnacle West and its subsidiaries as well as a variable interest entity (“VIE”) related to a Captive Insurance Cell (“Captive”). The unaudited Condensed Consolidated Financial Statements for APS include the accounts of APS and the Palo Verde Generating Station (“Palo Verde”) VIEs. In September 2025, APS purchased two of the three leased interests, resulting in the termination of the related lease agreements and discontinuation of VIE consolidation for those leases. As of September 30, 2025, one VIE lease arrangement remains active. See Note 8 for further discussion on Pinnacle West’s VIEs and APS’s remaining VIE. El Dorado is a wholly-owned subsidiary that invests in energy-related and Arizona community-based ventures. PNW Power is a wholly-owned subsidiary that holds certain investments in wind and transmission joint venture projects that were previously held by Bright Canyon Energy Corporation (“BCE”). Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BCE was a Pinnacle West subsidiary that was formed in 2014. On August 4, 2023, Pinnacle West entered into a purchase and sale agreement pursuant to which all of our equity interest in BCE was sold. The sale was completed on January 12, 2024. See Note 19 for more information relating to the sale of BCE.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$7,701	$49,385
Interest, net of amounts capitalized	283,358	265,673
Significant non-cash investing and financing activities:
Accrued capital expenditures	228,182	169,375
BCE Sale non-cash consideration (Note 19)	—	19,967

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$10,328	$72,133
Interest, net of amounts capitalized	243,761	230,520
Significant non-cash investing and financing activities:
Accrued capital expenditures	228,182	169,375
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles our reportable segment’s revenues, significant expenses, and net income (loss) to the Pinnacle West consolidated amounts (dollars in millions):

	Three Months Ended September 30,
	2025			2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$1,821	$—	$1,821	$1,769	$—	$1,769
Fuel and purchased power	(656)	—	(656)	(631)	—	(631)
Operations and maintenance	(298)	(2)	(300)	(306)	(2)	(308)
Depreciation and amortization	(225)	—	(225)	(229)	—	(229)
Taxes other than income taxes	(58)	—	(58)	(53)	—	(53)
Allowance for equity funds used during construction	18	—	18	10	—	10
Pension and other postretirement non-service credits, net	3	—	3	12	—	12
Other income and (expense), net	(3)	6	3	—	1	1
Interest charges, net of allowance for borrowed funds used during construction	(85)	(26)	(111)	(79)	(19)	(98)
Income taxes	(86)	8	(78)	(81)	7	(74)
Less: Net income attributable to noncontrolling interests	(4)	—	(4)	(4)	—	(4)
Net Income (Loss)	$427	$(14)	$413	$408	$(13)	$395

	Nine Months Ended September 30,
	2025			2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$4,212	$—	$4,212	$4,030	$—	$4,030
Fuel and purchased power	(1,513)	—	(1,513)	(1,426)	—	(1,426)
Operations and maintenance	(879)	(7)	(886)	(832)	(6)	(838)
Depreciation and amortization	(688)	—	(688)	(665)	—	(665)
Taxes other than income taxes	(175)	—	(175)	(171)	—	(171)
Allowance for equity funds used during construction	46	—	46	29	—	29
Pension and other postretirement non-service credits, net	10	(1)	9	37	—	37
Other income and (expense), net	(2)	26	24	5	22	27
Interest charges, net of allowance for borrowed funds used during construction	(244)	(64)	(308)	(235)	(48)	(283)
Income taxes	(122)	15	(107)	(124)	13	(111)
Less: Net income attributable to noncontrolling interests	(13)	—	(13)	(13)	—	(13)
Net Income (Loss)	$632	$(31)	$601	$635	$(19)	$616

The following table reconciles our reportable segment’s assets to the Pinnacle West consolidated amount (dollars in millions):

	September 30, 2025			December 31, 2024
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Total Assets	$29,746	$147	$29,893	$25,988	$115	$26,103

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    New Accounting Standards

Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures

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

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, a new accounting standard was issued that modernizes the accounting for internal-use software costs by removing references to prescriptive and sequential development stages of a project and replacing them with new criteria used in determining when to start capitalizing software costs. Under the new guidance, capitalization begins when management authorizes and commits to funding the software project and it is probable the project will be completed and used as intended. When determining if a project is probable of being completed, entities must evaluate whether significant development

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

uncertainty exists, such as unresolved technological innovations or unproven features. The new guidance also clarifies that capitalized internal-use software costs are subject to the property, plant, and equipment disclosure requirements.

The standard will become effective for us on January 1, 2028, with early adoption permitted. Entities may adopt the standard using one of the following transition methods: a prospective approach, a retrospective approach, or a modified transition approach that considers in-process projects at the date of adoption. We are currently evaluating the impacts on our financial statements of adopting this new standard and the transition method and date of adoption we will elect. The adoption of this guidance may impact our timing and scope of software costs eligible for capitalization, and may also impact our disclosures relating to software.

4.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenues disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail Electric Service
Residential	$963,186	$966,557	$2,063,775	$2,057,407
Non-Residential	765,247	721,644	1,944,142	1,792,998
Wholesale Energy Sales	46,333	39,303	89,050	76,428
Transmission Services for Others	44,284	38,705	101,827	93,958
Other Sources	1,691	2,592	12,978	8,716
Total Operating Revenues	$1,820,741	$1,768,801	$4,211,772	$4,029,507

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2025 were $1,822 million and $4,186 million, respectively, and for the three and nine months ended September 30, 2024 were $1,756 million and $4,002 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2025 our revenues that do not qualify as revenue from contracts with customers were negative $1 million and $26 million, respectively, and for the three and nine months ended September 30, 2024 were $13 million and $28 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 6 for a discussion of our regulatory cost recovery mechanisms.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Balance at beginning of period	$24,849	$22,433
Bad debt expense	20,739	35,799
Actual write-offs	(23,721)	(33,383)
Balance at end of period	$21,867	$24,849

5.      Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

As of September 30, 2025, Pinnacle West had a $200 million revolving credit facility that matures on April 10, 2029. Pinnacle West has the option to increase the amount of the facility up to a total of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings and the agreement includes a sustainability-linked pricing metric which provides for an interest rate reduction or increase, by meeting or missing, respectively, targets related to specific environmental and employee health and safety sustainability objectives. Under certain circumstances, the sustainability-linked pricing metric can be terminated for the final year of the credit facility. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $200 million commercial paper program, for bank borrowings or for issuances of letters of credit. As of September 30, 2025, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $55 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2025 was 4.28%.

Pinnacle West also has an outstanding 364-day $200 million term loan facility that matures on December 4, 2025. Borrowings under the facility bear interest at SOFR plus 0.95% per annum. On December 20, 2024, Pinnacle West drew the full amount of $200 million.

On May 15, 2025, Pinnacle West issued $400 million of 4.90% senior unsecured notes that mature May 15, 2028 and $400 million of 5.15% senior unsecured notes that mature May 15, 2030. The net proceeds from the issuances were used to repay $500 million of 1.3% senior unsecured notes that were maturing June 15, 2025 and for general corporate purposes.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2025, Pinnacle West amended the February 2024 Forward Sale Agreements with Wells Fargo Bank, National Association to extend the maturity date to December 31, 2026. In September 2025, Pinnacle West partially settled the February 2024 Forward Sale Agreements by issuing 243,186 shares of common stock and receiving net proceeds of $15 million. The proceeds were recorded in equity and were used for general corporate purposes. See Note 12 for more information on the February 2024 Forward Sale Agreements and the ATM Program.

Pinnacle West also has $525 million of 4.75% Convertible Senior Notes due 2027 (“Convertible Notes”) outstanding, which are senior unsecured obligations of Pinnacle West and will mature on June 15, 2027. See Note 12 for more information.

APS

As of September 30, 2025, APS had a $1.25 billion revolving credit facility, that matures on April 10, 2029. APS has the option to increase the amount of the facility by up to a maximum of $400 million, for a total of $1.65 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings, and the agreement includes a sustainability-linked pricing metric which provides for an interest rate reduction or increase, by meeting or missing, respectively, targets related to specific environmental and employee health and safety sustainability objectives. Under certain circumstances, the sustainability-linked pricing metric can be terminated for the final year of the credit facility. The facility is available to support APS’s general corporate purposes, including support for APS’s $1 billion commercial paper program, for bank borrowings or for issuances of letters of credit. As of September 30, 2025, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $421 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2025 was 4.26%.

On December 5, 2024, APS entered into a $400 million 364-Day Term Loan Agreement that matures on December 4, 2025. Borrowings under the facility bear interest at SOFR plus 0.90% per annum. APS drew the full amount of $400 million on April 29, 2025 and repaid it on August 15, 2025 using proceeds from the unsecured senior notes issuances discussed below.

On August 15, 2025, APS issued $700 million of 5.90% senior unsecured notes that mature August 15, 2055 and reopened its 5.70% senior unsecured notes that mature August 15, 2034, issuing an additional $250 million of such notes. The net proceeds from the issuances were used to repay the $400 million 364-day Term Loan agreement discussed above and for general corporate purposes.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,664,583	$1,733,630	$1,367,770	$1,393,744
APS	8,139,676	7,468,657	7,490,878	6,525,248
Total	$9,804,259	$9,202,287	$8,858,648	$7,918,992

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
•a rate of $0.043881 per kilowatt-hour (“kWh”) for the portion of APS’s base rates attributable to fuel and purchased power costs;
•adjustments to rate designs to reduce cross-subsidization by certain customer classes;
•modification of cost allocation methodologies based on customer growth to ensure customers causing new production costs are covering those costs through rates, along with corresponding changes to adjustor mechanisms, such as for fuel and purchased power;

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•implementation of a “Formula Rate Adjustment Mechanism” (“FRAM”) to assist with reducing regulatory lag and allow for rate gradualism;
•elimination of the Lost Fixed Cost Recovery Adjustment Mechanism (“LFCR”) following the first annual adjustment pursuant to the FRAM; and
•modification to the System Reliability Benefit Mechanism (“SRB”) due to the FRAM proposal.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties have

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, the Residential Utility Consumer Office (“RUCO”), the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs have also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. Further special action proceedings remain pending at this time. APS cannot predict the outcome of this matter.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Rate Case” above for modifications of adjustment mechanisms in the 2022 Rate Case and “2025 Rate Case” above for proposed modifications to adjustment mechanisms in the 2025 Rate Case.

Renewable Energy Standard (“RES”)

Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including, for example, solar, wind, biomass, biogas and geothermal technologies. In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects. Each year, APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget. As discussed below in “Energy Modernization Plan,” on August 14, 2025, the ACC voted to send a full repeal of the RES rules to the Secretary of State for publication. APS cannot predict the outcome of this matter, or the impact it may have on the RES surcharge.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2023, APS filed its 2024 RES Implementation Plan and proposed a budget of approximately $95.1 million, excluding any funding offsets. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2023. The ACC has not yet ruled on the 2024 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

On July 1, 2024, APS filed its 2025 RES Implementation Plan and proposed a budget of approximately $92.7 million, excluding any funding offsets. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2024. The ACC has not yet ruled on the 2025 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

On July 1, 2025, APS filed its 2026 RES Implementation Plan and proposed a budget of approximately $110.1 million, excluding any funding offsets. APS’s budget proposal supports existing approved projects and commitments and requests a waiver of the RES renewable energy credit requirements to demonstrate compliance with the Annual Renewable Energy Requirement for 2025. The proposed plan also notifies the ACC that continued evaluation and approval of the pending 2024 and 2025 RES Implementation Plans is no longer necessary. The ACC has not yet ruled on the 2026 RES Implementation Plan. APS cannot predict the outcome of this proceeding.

On June 14, 2021, APS filed an application for approval of its Green Power Partners Program (“GPP”). The GPP allows customers to pay a specified price to receive a contracted amount of green power in addition to their normal rate in order to support those customers in meeting their individual sustainability goals. On September 1, 2021, the ACC approved the application. On June 28, 2024, APS filed an application for approval of modifications to the GPP and requested a renewable generation renewable energy credits waiver. APS filed further modifications and supplemental information on October 7, 2025. The ACC has not yet ruled on the GPP application. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 22, 2025, the ACC approved APS’s request to refund uncommitted DSMAC and RES surcharge funds of approximately $9 million and $43 million, respectively, with final amounts subject to adjustment dependent upon billed usage. Refunds were issued during July and August of 2025 totaling $7.6 million for DSMAC and $44.2 million for RES.

As discussed below in “Energy Modernization Plan,” on September 17, 2025, the ACC voted to send a full repeal of the EES rules to the Secretary of State for publication. APS cannot predict the outcome of this matter, or the impact it may have on the DSMAC.

Power Supply Adjustor (“PSA”) Mechanism and Balance

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$287,597	$463,195
Deferred fuel and purchased power costs	276,327	244,109
Amounts charged to customers	(358,871)	(340,030)
Balance at end of period	$205,053	$367,274

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Improvement Surcharge (“EIS”)

Following the ACC approval to eliminate the EIS on March 5, 2024, the surcharge is no longer in effect, and any remaining amounts are being collected through base rates. The EIS permitted APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.

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

Effective June 1, 2024, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $27.4 million for the 12-month period beginning June 1, 2024 in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $16.6 million and retail customer rates would have increased by approximately $10.8 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement increased by $8.8 million, resulting in an increase to residential rates and commercial rates over 3 megawatts (“MW”) and a decrease to commercial rates less than or equal to 3 MW. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2024.

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

On July 31, 2025, APS filed its 2025 annual LFCR adjustment, requesting that, effective
November 1, 2025, the annual LFCR recovery amount be increased to $60.1 million (a $10.5 million increase from previous levels). The ACC has not yet ruled on this matter, and APS cannot predict the outcome of this matter.

Tax Expense Adjustor Mechanism (“TEAM”)

The TEAM helps address potential federal income tax reform and enables the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. Currently, the TEAM is set to a zero rate as per ACC Decision No. 79293.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Court Resolution Surcharge

Following an appeal of the 2019 Rate Case decision, the ACC approved a Court Resolution Surcharge (“CRS”) mechanism that permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of selective catalytic reduction (“SCR”) technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $39.4 million of which has been collected as of September 30, 2025, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

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

On May 1, 2025, APS filed an application for revisions to the RCP. This application would decrease the RCP price to 6.171 cents per kWh, reflecting a 10% annual reduction, to become effective September 1, 2025. On August 14, 2025, the ACC approved the RCP as filed.

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that were approved in the ACC’s Value and Cost of Distributed Generation Docket. Following various conferences, the ACC Staff filed a report finding that the RCP is working as intended and recommending

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

no changes at this time along with closure of the docket. On October 6, 2025, the ACC administratively closed the general docket, and APS expects no additional action in this matter.

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

The ACC voted to send full repeals of the RES rules on August 14, 2025 and EES rules on September 17, 2025 to the Secretary of State for publication and to begin the public rulemaking process. APS cannot predict the outcome of these matters, or the impacts they may have on the RES or DSM surcharges discussed above.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

month prior to the end of the Annual Disconnection Moratorium are automatically placed on six-month payment arrangements.

Cholla Power Plant

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant (“Cholla”) and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s if the U.S. Environmental Protection Agency (“EPA”) approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS’s plan to retire Unit 2, without expressing any view on the future recoverability of APS’s remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS’s compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it planned to retire Cholla Unit 4 by the end of 2020, and the unit ceased operation in December 2020. APS was required to cease burning coal at its remaining Cholla units by April 2025.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, $24.7 million as of September 30, 2025, in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to regulatory assets. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

On August 14, 2024, APS filed a request with the ACC for a deferral order associated with unrecovered book value and decommissioning and site remediation costs of Cholla Units 1 and 3 related to the cessation of coal-burning operations at Cholla in April 2025. This order would authorize APS to defer for future recovery in rates the expenses necessary to cease operating coal-fired power plant infrastructure at Cholla, including legally required site environmental remediation, coal combustion residuals (“CCR”) corrective actions, the closure of CCR management facilities, and any unrecovered plant investment and operating costs incurred through and after April 2025. On July 8, 2025, APS withdrew its deferral application, requesting that the costs that would have been covered in the deferral order request instead be addressed in the 2025 Rate Case. APS cannot predict the outcome of this matter.

As previously planned, APS ceased coal-burning operations at Cholla in March 2025 and formally retired Cholla Units 1 and 3 on April 30, 2025. Upon the cessation of coal-fired operations, APS had approximately $81 million of remaining net-book value associated with Units 1 and 3 plant assets. APS is currently recovering in rates a return on the net-book value of its interest in Cholla and associated depreciation costs. In the 2025 Rate Case, APS has requested recovery in rates of the ongoing environmental remediation and CCR closure costs associated with Cholla and any remaining unrecovered plant costs. The 2025 Rate Case also includes a request for an ongoing deferral order relating to anticipated increased environmental remediation costs relating to Cholla that may be incurred after the 2025 Rate Case proceeding.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo plant, $26.2 million as of September 30, 2025, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $3.6 million as of September 30, 2025. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2025	December 31, 2024
Pension	(a)	$722,942	$750,976
Deferred fuel and purchased power (b) (c)	2026	205,053	287,597
Income taxes — allowance for funds used during construction equity	2054	204,422	192,936
Palo Verde sale leaseback noncontrolling interests acquisition (Note 8) (d)	2046	151,506	—
Ocotillo deferral	2034	103,642	114,775
Lease incentives	(e)	91,192	70,541
SCR deferral (f)	2038	78,670	83,123
Retired power plant costs	2033	57,799	68,380
FERC Transmission true up	2027	39,095	35,159
Income taxes — investment tax credit basis adjustment	2056	33,327	34,834
Deferred compensation	2036	32,789	33,108
Deferred fuel and purchased power — mark-to-market (Note 9)	2026	26,651	42,275
Deferred property taxes	2027	17,491	23,918
Mead-Phoenix transmission line — contributions in aid of construction ("CIAC")	2050	8,135	8,384
Palo Verde VIEs (Note 8)	2046	8,095	20,611
Loss on reacquired debt	2038	5,910	6,682
Power supply adjustor - interest	2026	4,836	11,525
Active union medical trust	(g)	4,352	9,673
Tax expense adjustor mechanism (b)	2031	4,043	4,534
Navajo Coal reclamation	2026	3,593	7,905
Other	Various	3,392	3,522
Total regulatory assets (h)		$1,806,935	$1,810,458
Less: current regulatory assets		$335,625	$420,969
Total non-current regulatory assets		$1,471,310	$1,389,489

(a)This asset represents the future recovery of pension benefit obligations and expense through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to other comprehensive income/loss and result in lower future revenues.  The 2022 Rate Case decision allows for the full return on the pension asset in rate base. See Note 7 for further discussion.
(b)See “Cost Recovery Mechanisms” discussion above.
(c)Subject to a carrying charge.
(d)This asset relates to the acquisition of previously leased interest in Palo Verde Unit 2. See Note 8.
(e)Amortization periods vary based on specific terms of lease contract.
(f)See “Cost Recovery Mechanisms” discussion above.
(g)Collected in retail rates.
(h)There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base. FERC rates are set using a formula rate as described in “Transmission Rates, TCA and Other Transmission Matters.”

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2025	December 31, 2024
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$849,886	$888,896
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	200,567	207,400
Asset retirement obligations and removal costs	(b)	314,510	358,403
Other postretirement benefits	(c)	226,043	238,113
Four Corners coal reclamation	2038	97,857	77,532
Income taxes — deferred investment tax credit	2056	63,663	66,327
Income taxes — change in rates	2053	56,421	59,133
Renewable energy standard (d)	2026	43,190	68,523
Demand side management (d)	2025	30,591	23,927
Sundance maintenance	2031	25,408	23,086
Spent nuclear fuel	2027	22,357	26,818
Deferred fuel and purchased power — mark-to-market (Note 9)	2028	15,600	—
TCA Balancing Account (d)	2027	10,413	14,834
Tax expense adjustor mechanism (d)	2032	3,889	4,343
Property tax deferral	2027	3,143	4,785
Other	Various	456	113
Total regulatory liabilities		$1,963,994	$2,062,233
Less: current regulatory liabilities		$194,094	$206,955
Total non-current regulatory liabilities		$1,769,900	$1,855,278
(a)For purposes of presentation on the Statements of Cash Flows, amortization of the regulatory liabilities for excess deferred income taxes are reflected as “Deferred income taxes” under Cash Flows From Operating Activities.
(b)In accordance with regulatory accounting, APS accrues removal costs for its regulated assets, even if there is no legal obligation for removal.
(c)See Note 7.
(d)See “Cost Recovery Mechanisms” discussion above.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans				Other Benefits Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost-benefits earned during the period	$11,038	$10,910	$33,114	$32,731	$2,020	$2,489	$6,061	$7,466
Non-service costs (credits):
Interest cost on benefit obligation	38,780	37,161	116,340	111,482	5,086	5,542	15,258	16,627
Expected return on plan assets	(44,698)	(47,163)	(134,094)	(141,488)	(12,142)	(11,709)	(36,426)	(35,126)
Amortization of:
Prior service credit (a)	—	—	—	—	—	(9,447)	(1,265)	(28,341)
Net actuarial loss (gain)	11,683	10,479	35,049	31,437	(2,932)	(2,169)	(8,796)	(6,507)
Net periodic benefit costs (credits)	$16,803	$11,387	$50,409	$34,162	$(7,968)	$(15,294)	$(25,168)	$(45,881)
Portion of costs (credits) charged to expense	$10,270	$5,828	$30,096	$17,665	$(6,110)	$(11,396)	$(19,382)	$(34,217)
(a)    Prior-service costs or credits reflect the impact of modifications to the pension or postretirement plan benefits. The impact of these modifications is amortized over a period which reflects the demographics of the impacted population. In 2014, Pinnacle West made changes to the postretirement benefits offered to Medicare eligible retirees which resulted in prior-service credits. We have been amortizing these prior-serviced credits since 2015, and they became fully amortized as of January 31, 2025.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIE for which Pinnacle West is the primary beneficiary. Accordingly, Pinnacle West consolidates the Captive.

Under a mutual business program participation agreement between the Captive and EISI, EISI will issue policies, make claim disbursements, claim expenses and other underwriting fees on behalf of the Captive, as necessary.

The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 10 for details regarding nuclear liability insurance. Claim payments to the insureds can only be made up to the amount of the Captive’s available assets. In the event that claims exceed the Captive’s available assets, Pinnacle West may be required to provide additional funding to the Captive. In addition to policies obtained through the Captive, Pinnacle West also has commercial and mutual insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs.

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

Consolidation of the Captive resulted in an increase in Pinnacle West’s net income for the three and nine months ended September 30, 2025 of $1.2 million and $3.6 million, respectively, and zero for the three and nine months ended September 30, 2024. Amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts the Pinnacle West Condensed Consolidated Statements of Income operations and maintenance expense, other income, and other expense line items.

Pinnacle West’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 include $39 million and $34 million, respectively, of assets relating to the Captive that is reported within the other special use funds line item. See Notes 13 and 14 for additional details on these investment holdings.

APS’s financial statements are not impacted by Pinnacle West’s consolidation of the Captive VIE.
APS

Palo Verde Sale Leaseback VIEs

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. As further described below, APS purchased two of the three leased interests in September 2025. The two related lease agreements were terminated and VIE consolidation treatment was discontinued for those leases. As of September 30, 2025, one VIE lease arrangement remains in effect.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2025, APS executed purchase agreements relating to two of the three VIE lease arrangements and subsequently submitted filings with FERC requesting authorization of the acquisitions. On September 10, 2025, FERC issued an order authorizing the APS acquisition of these leased interests. On September 22, 2025, all closing conditions were satisfied and APS acquired the two leased Palo Verde interests from the VIE noncontrolling interest lessor owners for a combined total of approximately $199 million. The two related lease agreements were terminated, and APS no longer has payment obligations to these two VIE noncontrolling interest lessors. As a result of the acquisition and lease terminations, effective September 22, 2025, APS no longer holds a variable interest in these lessor trust entities and therefore no longer consolidates these two lessor VIEs. In accordance with US GAAP, the purchase is accounted for as the acquisition of the VIE’s noncontrolling interests. APS’s Condensed Consolidated Balance Sheet as of September 30, 2025, includes $47 million of property, plant and equipment, net of accumulated depreciation, that was reclassified from the Palo Verde sale leaseback asset line item. The remaining $152 million of the $199 million purchase price represents the excess over the VIE’s net book value and the consideration to acquire the noncontrolling interest. The $152 million is recorded as a new regulatory asset on the APS Condensed Consolidated Balance Sheet as of September 30, 2025. In the 2025 Rate Case, APS has requested to recover the acquisition of the leased interests in future customer rates as an investment in plant assets, seeking a full cost of capital return on the $199 million investment. See Note 6. For the three and nine months ended September 30, 2025, the acquisition of the VIE leased interests had no impact on the APS Condensed Consolidated Statements of Income. APS did not recognize a gain or loss as a result of deconsolidating these VIE entities.

As of September 30, 2025, APS owns these previously leased interests, providing APS a total ownership interest in Palo Verde Unit 2 of 23.9%. APS’s remaining leased interest in Palo Verde Unit 2 as of September 30, 2025, is approximately 5.2%. The VIE lease agreement that was not subject to the purchase agreements remains in effect and is not impacted by the purchase transactions.

Under the current remaining lease in effect, APS will retain the leased asset through 2033 and will be required to make payments relating to the lease in total of approximately $9 million annually for the period 2026 through 2033. At the end of the lease period, APS will have the option to purchase the leased asset at its fair market value, extend the lease for up to two years, or return the asset to the lessor. The lease terms give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of this VIE and therefore consolidates the VIE.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2025 of $4 million and $13 million, respectively, and for the three and nine months ended September 30, 2024 of $4 million and $13 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets include the following amounts relating to these VIEs (dollars in thousands):

	September 30, 2025	December 31, 2024 (a)
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$32,416	$82,556
Equity — Noncontrolling interests	43,083	103,167
(a)    Includes the two VIEs subject to the September 2025 purchase transactions described above.

Assets of the VIE are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our Condensed Consolidated Financial Statements.

APS is exposed to losses relating to the VIE upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIE’s noncontrolling equity participants and take title to the leased Unit 2 interest, which, if appropriate, may be required to be written-down in value.  If such an event were to occur during the lease period, APS may be required to pay the noncontrolling equity participant approximately $173 million in 2025 and up to $267 million over the lease term.

For regulatory ratemaking purposes, the lease agreement continues to be treated as an operating lease, and as a result, we have recorded a regulatory asset relating to the arrangement.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 for details relating to Pinnacle West’s equity forward sale agreements and convertible notes. These equity-linked transactions are indexed to Pinnacle West common stock and qualify for a derivative scope exception and as such are not subject to mark-to-market accounting and are excluded from the derivative disclosures below.

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2025	December 31, 2024
Power	Gigawatt-hour	619	1,051
Gas	Billion cubic feet	241	235

Gains and Losses from Energy Derivative Instruments

For the three and nine months ended September 30, 2025 and 2024, APS had no energy derivative instruments in designated accounting hedging relationships.

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Location	2025	2024	2025	2024
Net Loss Recognized in Income	Fuel and purchased power (a)	$(67,368)	$(59,485)	$(26,598)	$(118,179)
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

As of September 30, 2025: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$17,605	$(10,974)	$6,631	$5	$6,636
Investments and other assets	16,207	(607)	15,600	—	15,600
Total assets	33,812	(11,581)	22,231	5	22,236

Current liabilities	(44,256)	10,974	(33,282)	(5,796)	(39,078)
Deferred credits and other	(607)	607	—	—	—
Total liabilities	(44,863)	11,581	(33,282)	(5,796)	(39,078)
Total	$(11,051)	$—	$(11,051)	$(5,791)	$(16,842)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $5,796 thousand and cash margin provided to counterparties of $5 thousand.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of September 30, 2025, we have four counterparties for which our exposure represents approximately 60% of Pinnacle West’s $22.2 million of risk management assets. This exposure relates to ISDA master agreements with the respective counterparties. The counterparties are rated as investment grade by Standard & Poor’s. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated results of operations for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2025
Aggregate fair value of derivative instruments in a net liability position	$44,863
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	10,007
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

As of September 30, 2025, we also have energy related non-derivative instrument contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $710 million if our debt credit ratings were to fall below investment grade.

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

APS has recovered costs for eleven claims pursuant to the terms of the August 15, 2014 settlement agreement, for eleven separate time periods during July 1, 2011, through October 31, 2024. The DOE has approved and paid approximately $174.3 million for these claims (APS’s share is approximately $50.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case decision, this regulatory liability is being refunded to customers. On October 31, 2025, APS submitted its twelfth claim pursuant to the terms of the settlement agreement in the amount of approximately $15.4 million (APS’s share is approximately $4.5 million).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24.2 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $66.4 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

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

Captive Insurance Cell

Pinnacle West has established a captive insurance program to supplement commercial and mutual insurance coverage for certain risks. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. These coverages may be supplemented with commercial and mutual insurance coverage. The Captive policies exclude nuclear liability at Palo Verde. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments, which in the event of an insured loss would be available to pay covered claims. In the event of an insured loss event, Pinnacle West may be required to provide additional funding to the Captive. The Captive is a VIE, and Pinnacle West is the primary beneficiary of the VIE and consolidates the assets and liabilities of the Captive. In addition to the policies obtained through the Captive, Pinnacle West also has commercial and mutual

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs. See Note 8 for additional details.

Fuel and Purchased Power Commitments and Purchase Obligations

As of September 30, 2025, other than those described, there have been no material changes outside of the normal course of business in contractual obligations from the information provided in our 2024 Form 10-K. In July 2025, APS executed a long-term gas transportation precedent agreement which will provide APS capacity to transport natural gas along a gas pipeline that will be newly constructed and owned and operated by a third-party.  APS’s purchase commitments relating to the gas transportation services agreement that will follow this long-term gas transportation precedent agreement are expected to begin in 2029 and are estimated to be a total of $7.3 billion over the 25-year service period.  APS’s purchase obligations relating to this agreement are conditional upon the successful construction and commercial operation of the gas pipeline.

See Note 5 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund and Other Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund” or “CERCLA”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to, or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study (“RI/FS”).  The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. EPA notified APS that the RI/FS was approved on September 11, 2024. On September 25, 2025, EPA executed a final Record of Decision (“ROD”) adopting the OU3 remedies proposed in the approved RI/FS OU3. APS’s expenditures related to this investigation and study are approximately $3 million. APS anticipates it may incur additional expenditures in the future, but because the final costs associated with remediation requirements set forth in the RI/FS and ROD are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated; however, APS does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District (“RID”). At this time, only one active lawsuit remains pending in the U.S. District Court for Arizona, which concerns $8.3 million in remediation legal expenses. APS is unable to predict the outcome of any further litigation related to this claim or APS’s share of liability related to that claim; however, APS does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•On March 1, 2018, as a result of a settlement with certain environmental groups, EPA proposed adding boron to the list of constituents that trigger corrective action requirements to remediate groundwater impacted by CCR disposal activities. Apart from a subsequent proposal issued on August 14, 2019 to add a specific health-based groundwater protection standard for boron, EPA has yet to take action on this proposal.

We cannot predict the outcome of these regulatory proceedings or when EPA will take final action on those matters that are still pending. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCR management units (“CCRMUs”), which contain at least 1,000 tons of CCR, broadly encompass any location at an operating coal-fired power plant where CCRs would have been placed on land. As proposed, this would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. At this time, APS is still evaluating the impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. On July 22, 2025, EPA proposed to extend the deadlines for the requirements to manage CCRMUs over a period of between 12 to 18 months, including the near-term site survey and investigation obligations.

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

APS currently disposes of CCR in ash ponds and dry storage areas at Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. The Cholla Plant disposed of CCR in ash ponds

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and dry storage areas prior to ceasing coal-fired operations. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure as of April 11, 2021 (except for those disposal units at Cholla that had been subject to alternative closure, which initiated closure work on June 30, 2025). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS has also solicited input from the public and hosted public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the Asset Retirement Obligations, and Removal Costs within Regulatory Liabilities. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, we cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If the current regulations were to remain in effect, they would likely lead to a material increase in APS’s costs to build, operate, and maintain new, frequently operated gas-fired power plants. The regulatory deadlines in 2032 by which new, frequently operated gas-fired power plants must install carbon capture and sequestration and achieve 90% capture efficiency may not be feasible. Future resource plans and procurement efforts implicating the development of such new generation remain pending and, as such, at this time APS is not able to quantify the financial impact associated with EPA’s existing GHG regulations for power plants.

On June 11, 2025, EPA put forth a proposed rule with two scenarios for repealing the GHG regulations finalized in 2024. EPA’s primary proposal entails a full repeal of the GHG regulations based on a finding that GHG emissions from fossil fuel-fired power plants do not present a “significant contribution” to dangerous air pollution, thereby eliminating the 2024 GHG power plant regulations in their entirety.

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

EPA’s proposed rule to repeal the 2024 GHG regulations was published in the Federal Register on June 17, 2025. Comments were due by August 7, 2025. We cannot predict the outcome of future rulemaking or other regulatory proceedings aimed at changing or eliminating the current EPA emission standards for power plants. Further changes to these regulations may also face judicial review. APS cannot predict the outcome of any such litigation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 2, 2025, EPA published a proposal that would extend by five years the compliance deadlines for achieving the 2024 zero-discharge standards for bottom ash transport wastewater from year-end 2029 to year-end 2034, among other potential changes to the 2024 rulemaking. EPA is also using this rulemaking to seek additional information on zero-discharge technologies, including cost and performance data. This information is intended to help EPA determine whether to move forward with a second rulemaking to further ease the current zero-discharge ELG standards. We cannot predict the outcome of any future rulemaking or other regulatory proceedings aimed at modifying the current ELG standards.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 11, 2025, EPA issued a proposed rule to repeal specific amendments finalized in the 2024 MATS regulations. EPA is now proposing a full repeal of the Biden administration’s revisions to the 2012 MATS regulations, which would result in a return to EPA’s prior 2020 determination that no changes are warranted to the original 2012 MATS emission limits. Comments on EPA’s proposal were due by August 11, 2025.

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2025, standby letters of credit totaled approximately $33.2 million and will expire through 2026, and surety bonds totaled approximately $23.4 million and will expire through 2028. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

We enter into agreements that include indemnification provisions relating to liabilities arising from or related to certain of our agreements. Most significantly, APS has agreed to indemnify the equity participants and other parties in the remaining Palo Verde sale leaseback transaction with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material as of September 30, 2025. In connection with the sale of Pinnacle West’s wholly-owned subsidiary, 4C Acquisition, LLC’s 7% interest in Units 4 and 5 of Four Corners to Navajo Transitional Energy Corporation (“NTEC”), Pinnacle West guaranteed certain obligations that NTEC has to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make production tax credit (“PTC”) funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of September 30, 2025, there is approximately $27.0 million of remaining guarantees relating to these PTC Guarantees that are expected to terminate by 2031.

Pinnacle West issued various performance guarantees in connection with a joint venture project, the Kūpono Solar Project, by Pinnacle West’s BCE subsidiary. BCE was sold to Ameresco in 2024 (the “BCE Sale”). See Note 19. Subsequent to the BCE Sale, Pinnacle West continues to maintain these Kūpono Solar Project investment financing guarantees and is exposed to losses relating to these guarantees upon the occurrence of certain events that we consider to be remote. Under the Kūpono Solar Project sale-leaseback financing, Pinnacle West has committed to certain performance guarantees that may apply upon the occurrence of specified events, such as uninsured loss events. Ameresco, the owner of the Kūpono Solar Project, has agreed to make efforts to refinance the project and eliminate these guarantees prior to 2030. Pinnacle West has not needed to perform under these guarantees. Maximum obligations are not explicitly stated in the guarantees and cannot be reasonably estimated. Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees. We consider the fair value of these guarantees, including expected credit losses, to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s consolidated other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income:
Interest income (a)	$4,730	$6,368	$14,986	$19,324
Investment gain — net (b)	6,259	—	23,747	—
Gain on sale of BCE (Note 19)	—	—	—	22,988
Miscellaneous	1,484	406	3,305	922
Total other income	$12,473	$6,774	$42,038	$43,234
Other expense:
Non-operating costs	$(5,067)	$(1,362)	$(10,541)	$(9,551)
Investment losses — net	—	—	—	(1,242)
Miscellaneous	(3,092)	(2,651)	(4,447)	(3,787)
Total other expense	$(8,159)	$(4,013)	$(14,988)	$(14,580)

(a)Interest income is primarily related to PSA interest. See Note 6.
(b)Investment gain is primarily related to El Dorado’s equity investment in SAI Advanced Power Solutions, Inc. (“SAI”). See Note 20.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income:
Interest income (a)	$3,710	$4,921	$12,991	$16,319
Miscellaneous	21	(42)	136	6
Total other income	$3,731	$4,879	$13,127	$16,325
Other expense:
Non-operating costs	$(4,573)	$(2,896)	$(9,441)	$(7,548)
Miscellaneous	(892)	(450)	(2,247)	(1,586)
Total other expense	$(5,465)	$(3,346)	$(11,688)	$(9,134)
(a)Interest income is primarily related to PSA interest. See Note 6.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Common Stock Equity and Earnings Per Share

At-the-Market Program

On November 8, 2024, Pinnacle West opened its ATM Program, pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an at-the-market equity distribution program, which includes the ability to enter into forward sale agreements. Approximately $700 million of common stock is available to be sold under the ATM Program, which takes into account the forward sale agreements in effect as of September 30, 2025.

As of September 30, 2025, Pinnacle West had four outstanding forward sale agreements under its ATM Program, collectively referred to as the (“ATM Forward Sale Agreements”). These agreements relate to approximately $200 million of common stock and may be settled at Pinnacle West’s discretion by issuing shares at the applicable forward sales price or, alternatively, by delivering cash in lieu of shares.

The following table presents information about the outstanding ATM Forward Sale Agreements, including details of the outstanding forward sale agreements:

		As of September 30, 2025
ATM Forward Sale Agreements	Maturity Date	Number of Shares	Forward Sales Price Per Share (a)		Aggregate Value (in thousands)
November 2024	June 30, 2026	552,833	$89.73		$49,606
March 2025	September 14, 2026	544,959	$90.83		$49,499
August 2025	February 16, 2027	543,001	$91.21		$49,527
September 2025	February 22, 2027	558,622	$88.69		$49,544
		2,199,415	$90.10	(b)	$198,176

(a)    Subject to certain adjustments.
(b)    Weighted-average price for the total ATM Program.

Non-ATM February 2024 Forward Sale Agreements

In addition to the ATM Forward Sale Agreements, Pinnacle West also has the February 2024 Forward Sale Agreements that were entered into on February 28, 2024. These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. The terms of the February 2024 Forward Sale Agreements also allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares. The February 2024 Forward Sale Agreements were partially settled in December 2024 and September 2025. In August 2025, APS amended the February 2024 Forward Sale Agreements with Wells Fargo Bank, National Association, to extend the maturity date of those forward confirmations to December 31, 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the outstanding February 2024 Forward Sale Agreements as of September 30, 2025 (dollars in thousands, except price per share):

As of September 30, 2025
February 2024 Forward Sale Agreements
Initial Price
Number of Shares	11,240,601
Forward Sales Price Per Share (a)	$64.51
Aggregate Value	$725,131

Settlements
Date	12/23/2024
Number of Shares Settled (b)	5,377,115
Forward Sales Price Upon Settlement	$64.17
Net Proceeds (c)	$345,049

Date	9/4/2025
Number of Shares Settled (b)	243,186
Forward Sales Price Upon Settlement	$63.12
Net Proceeds (c)	$15,350

(a)    Subject to certain adjustments.
(b)    Physical delivery.
(c)    Proceeds recorded in common equity on the Condensed Consolidated Balance Sheets.

Convertible Notes

In June 2024, Pinnacle West issued $525 million of 4.75% Convertible Senior Notes due 2027, which are senior unsecured obligations of Pinnacle West and will mature on June 15, 2027. Interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2025, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, with an additional $4 million in unamortized debt issuance costs. The estimated fair value of the Convertible Notes as of September 30, 2025 was $566 million (Level 2 within the fair value hierarchy).

As of September 30, 2025, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were no shares of Pinnacles West’s common stock included in basic or diluted earnings per share (“EPS”) relating to the potential conversion of the Convertible Notes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (dollars in thousands, except earnings per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$413,208	$394,966	$601,128	$615,633

Weighted average common shares outstanding — basic	119,623	113,729	119,578	113,682
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	570	636	539	484
Dilutive shares related to equity forward sale agreements (a)	1,763	2,754	1,744	1,551
Total contingently issuable shares	2,333	3,390	2,283	2,035

Weighted average common shares outstanding — diluted	121,956	117,119	121,861	115,717
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$3.45	$3.47	$5.03	$5.42
Net income attributable to common shareholders — diluted	$3.39	$3.37	$4.93	$5.32

(a)    For the three and nine months ended September 30, 2025, the diluted weighted-average common shares excludes 156,579 and 139,806 shares, respectively relating to the ATM Program and the Convertible Notes. For the three and nine months ended September 30, 2024, diluted weighted-average common shares excludes 460,231 and 808,729 shares, respectively relating to the Convertible Notes. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

Pinnacle West’s forward sale agreements are classified as equity transactions and are not recorded on the Pinnacle West Condensed Consolidated Balance Sheets until shares are settled. Delivery of shares to settle equity forward agreements will result in dilution to basic EPS upon settlement. Prior to settlement, the potentially issuable shares are reflected in our diluted EPS calculations using the treasury stock method. Under this method, the number of shares, if any, that would be issued upon settlement is reduced by the number of shares that could be purchased by Pinnacle West in the market with the proceeds received from issuance (based on the average market price during the reporting period). Share dilution occurs when the average market price of our stock during the reporting period is higher than the adjusted forward sale price as of the end of the reporting period.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value as of September 30, 2025 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$1	$—	$—	$—		$1
Risk management activities — derivative instruments:
Commodity contracts	—	32,443	1,369	(11,576)	(a)	22,236

Nuclear decommissioning trusts:
Equity securities	19,150	—	—	2,091	(b)	21,241
U.S. commingled equity funds	—	—	—	487,681	(c)	487,681
U.S. Treasury debt	352,998	—	—	—		352,998
Corporate debt	—	237,191	—	—		237,191
Mortgage-backed securities	—	232,657	—	—		232,657
Municipal bonds	—	37,785	—	—		37,785
Other fixed income	—	23,893	—	—		23,893
Subtotal nuclear decommissioning trusts	372,148	531,526	—	489,772		1,393,446

Other special use funds:
Equity securities	103,354	—	—	2,167	(b)	105,521
U.S. Treasury debt	324,411	—	—	—		324,411
Subtotal other special use funds (d)	427,765	—	—	2,167		429,932

Total assets	$799,914	$563,969	$1,369	$480,363		$1,845,615

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(25,218)	$(19,645)	$5,785	(a)	$(39,078)
(a)Represents counterparty netting, margin, and collateral. See Note 9.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $39.4 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities. See Note 8.

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

Other unobservable valuation inputs include credit and liquidity reserves, which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025 Fair Value (dollars in thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$1,032	$17,576	Discounted cash flows	Electricity forward price (per megawatt-hour (“MWh”))	$30.85	-	$157.99	$80.98
Natural Gas Forward Contracts (a)	337	2,069	Discounted cash flows	Natural gas forward price (per Million British Thermal Units (“MMBtu”))	$(0.48)	-	$0.10	$(0.09)
Total	$1,369	$19,645
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2024 Fair Value (dollars in thousands)		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$708	$21,890	Discounted cash flows	Electricity forward price (per MWh)	$25.25	-	$151.11	$106.06
Natural Gas Forward Contracts (a)	6,468	325	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.89)	-	$1.47	$0.71
Total	$7,176	$22,215
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2025	2024	2025	2024
Balance at beginning of period	$(18,792)	$(21,640)	$(15,039)	$4,921
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(18,492)	(25,576)	(22,121)	(58,984)
Settlements	19,283	29,128	18,879	39,076
Transfers into Level 3 from Level 2	(275)	—	(663)	(4,565)
Transfers from Level 3 into Level 2	—	—	668	1,464
Balance at end of period	$(18,276)	$(18,088)	$(18,276)	$(18,088)
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

Nuclear Decommissioning Trusts

APS established external decommissioning trusts in accordance with NRC regulations to fund the future costs APS expects to incur to decommission Palo Verde.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities. Earnings and proceeds from sales and maturities of securities are reinvested in the trusts. Because of the ability of APS to recover decommissioning costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in regulatory liabilities.

Coal Reclamation Escrow Account

APS has investments restricted for the future coal mine reclamation funding related to Four Corners. This escrow account is primarily invested in fixed income securities. Earnings and proceeds

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from sales of securities are reinvested in the escrow account. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in regulatory liabilities. Activities relating to APS coal mine reclamation escrow account investments are included within the other special use funds in the table below.

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

Captive Insurance Cell

Pinnacle West has investments held by the Captive that may be used to pay insurance losses in the event of certain insured loss events. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments. These investments are restricted for insured loss events.

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

The following tables present the unrealized gains and losses based on the original cost of the investment and summarize the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2025
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$506,831	$103,354	$610,185		$421,222	$—
Available for sale-fixed income securities	884,524	324,411	1,208,935	(a)	19,423	(14,982)
Other	2,091	2,167	4,258	(b)	—	—
Total	$1,393,446	$429,932	$1,823,378	(c)	$440,645	$(14,982)
(a)As of September 30, 2025, the amortized cost basis of these available-for-sale investments is $1,205 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $39.4 million of other special use fund investments in equity securities and $2.5 million of unrealized gains relating to investments held by the Captive.

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
(c)All amounts pertain to APS, with the exception of $34.2 million of other special use fund investments in equity securities relating to investments held by the Captive.

The following table sets forth realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2025
Realized gains	$3,730	$242		$3,972
Realized losses	$(2,184)	$—		$(2,184)
Proceeds from the sale of securities (a)	$357,399	$98,116	(b)	$455,515
2024
Realized gains	$3,825	$—		$3,825
Realized losses	$(4,162)	$—		$(4,162)
Proceeds from the sale of securities (a)	$293,758	$74,238	(b)	$367,996

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2025
Realized gains	$7,090	$242		$7,332
Realized losses	$(7,556)	$—		$(7,556)
Proceeds from the sale of securities (a)	$1,116,313	$258,846	(b)	$1,375,159
2024
Realized gains	$67,260	$80		$67,340
Realized losses	$(10,683)	$—		$(10,683)
Proceeds from the sale of securities (a)	$942,211	$198,160	(c)	$1,140,371

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS, with the exception of $50.5 million of other special use fund proceeds from the sale of securities relating to investments held by the Captive.
(c)    All amounts pertain to APS.

Fixed Income Securities Contractual Maturities

The fair value fixed income securities summarized by contractual maturities as of September 30, 2025 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$34,450	$101,134	$39,385	$174,969
1 year – 5 years	271,451	48,192	135,700	455,343
5 years – 10 years	166,081	—	—	166,081
Greater than 10 years	412,542	—	—	412,542
Total	$884,524	$149,326	$175,085	$1,208,935

15.    Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended September 30
Balance June 30, 2025	$(31,216)		$775	$(30,441)
Other comprehensive loss before reclassifications	—		(128)	(128)
Amounts reclassified from accumulated other comprehensive loss	478	(a)	—	478
Balance September 30, 2025	$(30,738)		$647	$(30,091)

Balance June 30, 2024	$(34,505)		$1,211	$(33,294)
Other comprehensive loss before reclassifications	—		(33)	(33)
Amounts reclassified from accumulated other comprehensive loss	513	(a)	—	513
Balance September 30, 2024	$(33,992)		$1,178	$(32,814)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Nine Months Ended September 30
Balance December 31, 2024	$(31,661)		$719	$(30,942)
Other comprehensive loss before reclassifications	(503)		(72)	(575)
Amounts reclassified from accumulated other comprehensive loss	1,426	(a)	—	1,426
Balance September 30, 2025	$(30,738)		$647	$(30,091)

Balance December 31, 2023	$(34,754)		$1,610	$(33,144)
Other comprehensive loss before reclassifications	(779)		(432)	(1,211)
Amounts reclassified from accumulated other comprehensive loss	1,541	(a)	—	1,541
Balance September 30, 2024	$(33,992)		$1,178	$(32,814)

(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended September 30
Balance June 30, 2025	$(13,846)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	387	(a)
Balance September 30, 2025	$(13,459)

Balance June 30, 2024	$(17,036)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	450	(a)
Balance September 30, 2024	$(16,586)

(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 7.

	Pension and Other Postretirement Benefits
Nine Months Ended September 30
Balance December 31, 2024	$(14,116)
Other comprehensive loss before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	1,161	(a)
Balance September 30, 2025	$(13,459)

Balance December 31, 2023	$(17,219)
Other comprehensive loss before reclassifications	(718)
Amounts reclassified from accumulated other comprehensive loss	1,351	(a)
Balance September 30, 2024	$(16,586)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. The lessor trust entities have been deemed VIEs for which APS is the primary beneficiary. As the primary beneficiary, APS consolidated these lessor trust entities. The impacts from these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  In September 2025, two of the three leased interests were purchased by APS. See Note 8 for discussion of VIEs and the 2025 acquisition of the VIE’s noncontrolling interest. As of September 30, 2025, one VIE lease arrangement remains in effect.

APS is a party to PPAs that allow it the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year, the leases have non-consecutive periods of use. APS does not operate or maintain the leased assets. APS controls the dispatch of the leased assets during the months of use and is required to pay a fixed monthly capacity payment during these periods of use. For these types of leased assets, APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. In addition to the fixed monthly capacity payments, APS must also pay variable charges based on the actual production volume of the assets. The variable consideration is not included in the measurement of our lease obligation.

APS has executed various energy storage PPAs that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. These leases are accounted for as operating leases, with lease terms that commenced between September 2023 and July 2025.

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Lease Cost - PPAs and Energy Storage PPA Lease Contracts	$138,886	$89,410	$228,380	$129,738
Operating Lease Cost - Land, Property, and Other Equipment	5,680	5,110	16,303	14,908
Total Operating Lease Cost	144,566	94,520	244,683	144,646
Variable Lease Cost (a)	51,103	51,835	105,311	121,182
Short-term Lease Cost	550	10,604	1,670	19,849
Total Lease Cost	$196,219	$156,959	$351,664	$285,677
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	September 30, 2025
Year	PPAs and Energy Storage PPA Lease Contracts	Land, Property and Equipment Leases	Total
2025 (remaining three months of 2025)	$92,698	$4,552	$97,250
2026	364,197	17,666	381,863
2027	390,260	15,085	405,345
2028	394,202	12,394	406,596
2029	398,287	10,261	408,548
2030	402,416	6,115	408,531
Thereafter	3,590,042	58,275	3,648,317
Total lease commitments	5,632,102	124,348	5,756,450
Less imputed interest	1,949,165	40,650	1,989,815
Total lease liabilities	$3,682,937	$83,698	$3,766,635

We recognize lease assets and liabilities upon lease commencement. As of September 30, 2025, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $11.4 billion over the terms of the agreements. These arrangements primarily relate to energy storage PPA assets. We expect lease commencement dates ranging from April 2026 through June 2028, with lease terms expiring through June 2048. The lease commencement dates for certain arrangements have experienced delays. As a result of these delays and other events, APS has received cash proceeds from certain lessors prior to lease commencement. Proceeds received from lessors relating to energy storage PPA leases are accounted for as lease incentives on our Condensed Consolidated Balance Sheets, and upon lease commencement are amortized over the associated lease term. For regulatory purposes, the proceeds received by APS relating to these PPA leases are treated as a reduction to fuel and purchased power costs through the PSA in the period proceeds are received. See Note 6.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows:	$194,445		$101,213
Right-of-use operating lease assets obtained in exchange for operating lease liabilities:	$2,177,937	(a)	$384,593

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	16 years	11 years
Weighted average discount rate (b)	5.49%	4.90%

(a)Primarily relates to various new energy storage PPA operating leases that commenced in 2025.
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

17.     Asset Retirement Obligations

During the nine months ended September 30, 2025, the Company revised its cost estimates for existing asset retirement obligations (“AROs”) for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $48 million, primarily due to increased cost estimates associated with the CCR Rule.
•Four Corners coal-fired power plant, which resulted in a decrease of approximately $5 million.
•Navajo, a decommissioned coal-fired power plant, which resulted in a decrease of approximately $4 million.

APS has also recorded the initial investigation and assessment costs related to the newly signed EPA rule for legacy CCR surface impoundments and CCRMUs. At this time, APS is still estimating the financial impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2026 and final site investigation reports to be finalized by February 2027. Based on the information available to APS at this time, APS cannot reasonably estimate the fair value of the entire CCRMU ARO. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

See additional details in Notes 6 and 10.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in our ARO’s for the nine months ended September 30, 2025 (dollars in thousands):

2025
Asset retirement obligations at January 1, 2025	$1,146,586
Changes attributable to:
Accretion expense	48,051
Settlements	(14,779)
Estimated cash flow revisions	38,921
Asset retirement obligations at September 30, 2025	$1,218,779

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See Note 6 for detail of regulatory liabilities.

18.    Income Taxes

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

The Company has claimed a $33.4 million benefit for the Nuclear PTC on its 2024 tax return using a revenue requirement methodology to determine its gross receipts from nuclear sales. This benefit includes the five times multiplier for complying with IRS prevailing wage rules. However, due to the continued lack of guidance concerning the definition of “gross receipts” from nuclear sales, management believes that there remains uncertainty as to whether the IRS will ultimately agree with the Company’s gross receipts methodology. As a result, the entire amount of the 2024 benefit has been recorded as an uncertain tax position, and the Company continues to not recognize any current income tax benefits related to the Nuclear PTC.

19.    Sale of Bright Canyon Energy

On August 4, 2023, Pinnacle West entered into an agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary, BCE. The BCE Sale was accounted for as the sale of a business and was structured to close in multiple stages that were completed on January 12, 2024. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to PNW Power, a wholly-owned subsidiary of Pinnacle West. The BCE Sale did not include a $31 million equity bridge loan relating to BCE’s Los Alamitos project, which was paid in full by Pinnacle West on August 4, 2023. Other than these retained investments and the debt instrument, all BCE assets and liabilities were included in the BCE Sale and were transferred to Ameresco.

The total carrying value of net assets transferred to Ameresco as a result of the BCE Sale was $79 million, with total consideration received by Pinnacle West of $108 million, resulting in a total pre-tax gain of $29 million, which was recognized between August 4, 2023 and January 12, 2024. The net assets

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

20.    El Dorado Equity Investments

Equity Method Investments

El Dorado holds investments in equity securities accounted for under the equity method. The equity method of accounting is applied when we have the ability to exercise significant influence over the operating and financial policies of an investee. The equity method has been applied to El Dorado’s equity investment holdings in SAI and AZ-VC Fund I, LLC (“AZ-VC”).

SAI — SAI is a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado holds common stock in SAI and maintains a seat on SAI’s board of directors.

AZ-VC — AZ-VC is a limited liability company fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona. El Dorado holds Class A Membership interests in the fund.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These equity method investments are included in the other assets line item on Pinnacle West’s Condensed Consolidated Balance Sheets. The following table presents El Dorado’s ownership percentages and carrying value of investments accounted for under the equity method (dollars in millions):

Investee	Pinnacle West Ownership Percentage as of September 30, 2025	September 30, 2025	December 31, 2024
SAI (a)	17%	$17	$—
AZ-VC (b)	23%	14	11
Total equity method investments		$31	$11

(a)El Dorado has no further funding commitments to SAI.
(b)El Dorado has a $25.0 million funding commitment to AZ-VC, of which approximately $14.3 million has been funded as of September 30, 2025.

Our share of the investees’ earnings or losses are recognized in other income and other expense on Pinnacle West’s Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2025, the net equity method earnings relating to these investments was $6.7 million and $25.4 million, respectively. For the three and nine months ended September 30, 2024, the net equity method earnings relating to these investments was $0.4 million and $0.2 million, respectively.

Other Investments

El Dorado holds investments in other equity securities to which the equity method of accounting does not apply due to lack of significant influence over the investees’ operating and financial policies. These equity investments do not have readily determinable fair values, and we have elected the measurement alternative for these investments. Investments accounted for under the measurement alternative are carried at cost adjusted for impairments or observable price changes. The Pinnacle West Condensed Consolidated Balance Sheets, as of September 30, 2025, and December 31, 2024, include $24.5 million and $23.1 million, respectively, relating to these other El Dorado equity investments. These investments are carried at cost, as no impairments or observable price changes have occurred as of September 30, 2025.

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

OVERVIEW
Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $30 billion. Since 1886, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

Pinnacle West derives essentially all of our revenues and earnings from our principal subsidiary, APS. APS is Arizona’s largest and longest-serving electric company and generates safe, affordable and reliable electricity for approximately 1.4 million retail customers in 11 of Arizona’s 15 counties. APS is also the operator and co-owner of Palo Verde Generating Station (“Palo Verde”) — a primary source of electricity for the southwestern United States.
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

Balanced Energy Mix. APS strives to procure a balanced energy mix, and we believe this provides the greatest reliability at the lowest cost possible while increasing resiliency. We achieve reliability, in part, through a blend of dispatchable resources, such as natural gas and battery storage, that can provide energy when intermittent resources, such as wind and solar, are unavailable. In its all-source request for proposal (“ASRFP”) issued in 2023, APS contracted for 3,606 megawatts (“MW”) of battery storage, 517 MW of natural gas, 2,649 MW of solar, and 500 MW of wind resources. APS regularly evaluates the best mix of resources based on a changing operating environment, including changes in generation technology, economics, and policy impacts.

There is a need for additional natural gas to support reliability for customers and meet increasing energy needs and existing natural gas pipelines into Arizona are currently 100% committed. As a result, in July 2025, APS executed a gas transportation precedent agreement to secure a long-term supply of natural gas. The new pipeline is expected to be operational by late 2029 and will be owned and operated by a third-party. APS also plans to develop a site near Gila Bend, Arizona that is capable of adding up to 2,000 MW of generation to the state’s energy portfolio. The Desert Sun Power Plant will be a natural gas facility designed to meet Arizona’s rapidly growing needs and support unprecedented demand from large load energy users. This project is planned in two phases, with the first phase expected to serve existing customers and business-as-usual growth through our competitive ASRFP process, and the second phase to enable a new subscription model for large load customers, like data centers and large manufacturers. This subscription model is a commercial construct designed to ensure growth pays for growth while protecting affordability for other customers.

Palo Verde, one of the nation’s largest carbon-free energy resources, serves as a foundational part of APS’s resource portfolio. The plant is a critical asset to the Southwest, generating more than 32 million megawatt-hours annually – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-neutral future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy. APS owns or leases 29.1% of Units 1, 2, and 3 Palo Verde. In June 2025, APS entered into agreements to purchase two of the three leased interests in Unit 2. The two subject leased interests represented approximately 7% or 94 MW of Unit 2. The transaction closed in September 2025, leaving one remaining lease for approximately 5.2% of Unit 2 that expires in 2033. See Note 8 for more information. The 2025 Rate Case (as defined below) includes pro forma adjustments to account for these acquisitions. APS continues to evaluate and pursue options for reliably serving growing customer energy needs and demand.

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

Affordable

We are committed to keeping bills as low as possible for our customers while maintaining high levels of reliability. Inflation has dramatically impacted the cost of goods and services in recent years as shown by the Consumer Price Index for All Urban Consumers (“CPI-U”), which from 2018 through 2024 rose nationally 24.9% and 32.1% in Phoenix. Despite this, APS’s average residential rates remained well-below those inflation figures, rising 16.2% for the same period according to the U.S. Energy Information Administration. In recent months, inflationary impacts have eased, with the CPI-U growing 2.9% nationally and 1.4% in Phoenix over the 12 months ended August 2025. As a result of increased tariffs and supply chain constraints, APS amended several of its agreements from its ASRFP issued in 2023 to mitigate these cost impacts. However, APS remains cautious of potential price increases as a result of current and proposed tariffs, which could lead to higher costs and supply chain constraints.

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

APS’s Integrated Resource Plan (“IRP”) and competitive ASRFP processes serve important roles in providing reliable and affordable energy to APS’s customers. The IRP process helps identify the amount and type of resources required to reliably meet customer needs, while the ASRFP process seeks to meet those needs in a competitive manner based on cost, ability to meet system requirements, and commercial viability. See “Resource Planning—Prioritizing Reliability and Affordability” below for more information.

APS has seen increasing demand from large load customers in recent years. In the 2025 Rate Case, APS requested adjustments to rate designs and modification of cost allocation methodologies to ensure growth pays for growth. See “Regulatory Overview” below for more information. In line with the 2025 Rate Case, APS has developed a subscription model it believes will allow for these large load customers to fund the incremental infrastructure needed to serve them through long-term contracts where they cover capital costs and assume development risks, accelerating their path to service and ensuring those infrastructure costs are borne by those customers rather than residential or small business customers.

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

Resource Planning—Prioritizing Reliability and Affordability

APS has an aspirational goal to be carbon-neutral by 2050. This means that for any greenhouse gas emissions still produced by our generation resources as of 2050, we will aim to offset these emissions elsewhere. This goal reflects APS’s interest in new innovation and market transformations that address carbon emissions, while relying on the IRP process to help determine the most responsible path forward. APS remains focused on providing reliable energy at the lowest cost possible while striving to lower emissions over time and continues to look for opportunities to support reliability through dispatchable resources, such as gas and the potential extension of coal beyond 2031.

APS has a diverse portfolio of existing and planned resources, including biomass, biogas, coal, energy storage, geothermal, natural gas, nuclear, solar, and wind. Maintaining a balanced and diverse portfolio of resources will ensure continued reliable service to our customers in the most affordable manner possible. Every three years, APS performs an IRP, a comprehensive study to identify what resources will be necessary to safely, reliably, and affordably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably and affordably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy-generating resources to reliably serve customers’ future energy needs. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the ASRFP process, with the most recent ASRFP being issued in 2024. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources.

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

On June 30, 2023, APS issued an ASRFP pursuant to which APS procured 3,606 MW of battery storage, 517 MW of natural gas, 2,649 MW of solar, and 500 MW of wind resources expected to be in service from 2026 to 2028.

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

APS’s 24/7 call center answers more than 75% of customer calls within 30 seconds, and our mobile platforms enable our more than one million customers to quickly and easily find the information they need when they need it. We seek to provide relevant and valuable options for customers to manage their bill, including through rate plan options, programs that help them save energy and money, and alerts and notifications that help keep them aware of outages, payments, and usage. APS recently introduced a high-bill analyzer tool enabling phone advisors to provide customers with specific, customized guidance based on their actual usage and habits.

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

Developing Technologies

New Nuclear Generation. Along with other Arizona electric utilities, APS is exploring additional nuclear generation to provide around-the-clock carbon-free energy to meet rising energy demands in Arizona. APS has been monitoring emerging nuclear technologies, such as small modular nuclear reactors (“SMRs”). SMRs are typically designed to generate 300 MW or less of energy per unit compared to, for example, the 1,400 MW per unit generated at Palo Verde. The utilities have applied for a grant from DOE to begin preliminary exploration of a potential site for additional nuclear energy for Arizona. The grant could support a three-year site selection process and possible preparation of an early site permit application to U.S. Nuclear Regulatory Commission (“NRC”).

Carbon Capture. Carbon Capture Utilization and Storage (“CCUS”) technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. CCUS technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could potentially reduce carbon emissions from fossil fuel-fired generation.

Artificial Intelligence. To address the rapid advancement of artificial intelligence (“AI”) technology risks and opportunities, APS has developed an AI strategy to responsibly utilize AI to advance our business strategy, enhance customer and employee experiences, and optimize operational reliability. At the core of our AI strategy is a robust governance model that develops guidance, policies, and relevant sub-strategies for the execution of AI projects at the Company. To ensure compliance with data security, reliability requirements, and our Code of Ethical Conduct, governance and oversight are provided by leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams.

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
•a rate of $0.043881 per kilowatt-hour (“kWh”) for the portion of APS’s base rates attributable to fuel and purchased power costs;
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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties has subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. APS cannot predict the outcome of these proceedings.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, the Residential Utility Consumer Office (“RUCO”), the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs have also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. Further special action proceedings remain pending at this time. APS cannot predict the outcome of this matter.

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

Captive Insurance Cell

Pinnacle West is the primary beneficiary of a protected cell captive insurance cell (the “Captive”). The Captive provides insurance coverage to Pinnacle West and our subsidiaries that supplements commercial and mutual insurance coverage. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 8. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments.

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

The Company believes that its projects which are currently under construction will continue to qualify for IRA tax credits. The Company is continuing to analyze the OBBBA and is awaiting regulations and other guidance as to the application of these new rules to projects not currently under construction.

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

Other Subsidiaries

PNW Power

On August 4, 2023, Pinnacle West entered into an agreement pursuant to which we agreed to sell all of our equity interest in our wholly-owned subsidiary Bright Canyon Energy Corporation (“BCE”) to Ameresco (the “BCE Sale”). The transaction was accounted for as the sale of a business and closed in multiple stages. The final closing of the BCE Sale was completed on January 12, 2024. Certain investments and assets that BCE previously held, including the TransCanyon joint venture and holdings in the two Tenaska wind farm investments, were not included in the BCE Sale and were instead transferred to Pinnacle West Power, LLC (“PNW Power”), a wholly-owned subsidiary of Pinnacle West.

PNW Power’s investments include TransCanyon, a 50/50 joint venture that was formed in 2014 with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company. TransCanyon is pursuing independent electric transmission opportunities within the 11 U.S. states that comprise the Western Interconnection, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the TransCanyon partners’ utility affiliates. The DOE’s GDO selected TransCanyon to enter into capacity contract negotiations for up to 25% of the Cross-Tie 500-kilovolt transmission line (“Cross-Tie”) as part of the Transmission Facilitation Program. The agreement was executed on June 12, 2024; however, on September 5, 2025, TransCanyon sent a notice to terminate the agreement that will be effective November 4, 2025. The proposed Cross-Tie project includes a 214-mile transmission line connecting Utah and Nevada that is intended to help improve grid reliability and relieve congestion on other transmission lines.

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

El Dorado Investment Company (“El Dorado”)

El Dorado is a wholly-owned subsidiary of Pinnacle West. El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and/or holds the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $20 million has been funded as of September 30, 2025. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in AZ-VC Fund I, LLC (formerly invisionAZ Fund) (“AZ-VC”), of which approximately $14.3 million has been funded as of September 30, 2025. AZ-VC is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $1.5 million has been funded as of September 30, 2025. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI Advanced Power Solutions, Inc. (“SAI”), a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method and has an investment carrying value of $16.7 million as of September 30, 2025.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.4% for the period ended September 30, 2025 compared with the prior-year period. For the three years through 2024, APS’s customer growth averaged 2.1% per year. We currently project annual customer growth to be 2.0% to 2.5% for 2025 and the average annual growth to be in the range of 1.5% to 2.5% through 2030 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 4.5% for the period ended September 30, 2025 compared with the prior-year period. While steady customer growth was somewhat offset by lower usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of increased revenues for this period were continued strong sales to commercial and industrial customers and the continued ramp-up of new data center and large manufacturing customers. As large load customers, such as data centers and large manufacturers, have continued to grow as a proportion of our business, we have updated our procedures with respect to estimates of unbilled revenues for our customer classes. As a result, we made an adjustment in the first quarter of 2025 to recalibrate accrued unbilled revenues, offsetting year-to-date sales growth by 0.5%. Even with this offset to sales growth in the first quarter, we do not anticipate any change to our expected range of sales growth for the full year 2025.

For the three years through 2024, annual retail electricity sales growth averaged 3.2%, adjusted to exclude the effects of weather variations. Due to the expected growth of several data centers and large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 4.0% to 6.0% for 2025 and that average annual growth will be in the range of 5.0% to 7.0% through 2030, including the effects of customer conservation, energy efficiency, and distributed renewable generation initiatives, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several data centers and large manufacturing facilities, which are expected to contribute to 2025 growth in the range of 3.0% to 5.0% and to average annual growth in the range of 4.0% to 6.0% through 2030.

Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also now receiving unprecedented incremental requests for service from large load customers with very high energy demands that persist virtually around-the-clock. These incremental requests for service by large load customers far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. Because of the high growth in demand for such projects, APS has developed a queue that identifies and prioritizes projects while maintaining system reliability and affordability for existing APS customers. APS is also exploring available options for securing sufficient electric generation and transmission to meet these projections of future customer needs, including a new subscription model for large load customers. The subscription model is part of the company’s “growth pays for growth” strategy where large load customers would enter into a long-term special contract to pay for the costs associated with the incremental infrastructure needed to provide service without compromising reliability and affordability for existing customers.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions, certain credits and non-taxable items, such as allowance for borrowed funds used during construction (“AFUDC”).  In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

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

Operating Results – Three-month period ended September 30, 2025, compared with three-month period ended September 30, 2024.

Our consolidated net income attributable to common shareholders for the three months ended
September 30, 2025 was $413 million, compared with consolidated net income attributable to common shareholders of $395 million for the prior-year period.  The results reflect an increase of approximately $18 million, primarily as a result of increased customer usage, customer growth and related pricing, higher transmission service revenues, lower operations and maintenance expenses, higher AFUDC, lower depreciation and amortization expenses mostly due to operations ceasing at the Cholla plant, partially offset by increased plant additions and intangible assets. These positive factors were partially offset by the unfavorable impacts of the effects of weather, higher interest charges, lower pension and other postretirement non-service credits, net, higher other taxes and higher income taxes due to higher pre-tax income and lower tax credits, offset by higher favorable book-tax permanent benefits.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Net Change	2025	2024	Net Change
Operating revenues	$1,821	$1,769	$52	$1,821	$1,769	$52
Fuel and purchased power	(656)	(631)	(25)	(656)	(631)	(25)
Operating revenues less fuel and purchased power (a)	1,165	1,138	27	1,165	1,138	27
Operations and maintenance	(300)	(308)	8	(298)	(306)	8
Depreciation and amortization	(225)	(229)	4	(225)	(229)	4
Taxes other than income taxes	(58)	(53)	(5)	(58)	(53)	(5)
Allowance for equity funds used during construction	18	10	8	18	10	8
Pension and other postretirement non-service credits, net	3	12	(9)	3	12	(9)
Other income and (expense), net	3	1	2	(3)	—	(3)
Interest charges, net of allowance for borrowed funds used during construction	(111)	(98)	(13)	(85)	(79)	(6)
Income taxes	(78)	(74)	(4)	(86)	(81)	(5)
Less: Net income related to noncontrolling interests	(4)	(4)	—	(4)	(4)	—
Net Income Attributable to Common Shareholders	$413	$395	$18	$427	$408	$19

(a)    Operating revenues less fuel and purchased power is a non-GAAP financial measure. As reconciled in the table above, this amount is derived by the difference between the GAAP financial statement line item Operating revenues less the GAAP financial statement line item Fuel and purchased power as presented on the Condensed Consolidated Statements of Income. Operating revenues, less fuel and purchased power is used by Pinnacle West to assess whether customer revenues adequately cover fuel and purchased power costs. This metric is not defined by GAAP and may differ from similar measures used by other companies. This measure is not a substitute for operating income under GAAP.

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $27 million higher for the three months ended September 30, 2025 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Higher retail revenues due to changes in usage patterns, customer growth, and related pricing partially offset by the impacts of energy efficiency	$76	$22	$54
Higher transmission revenues (Note 6)	28	—	28
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	28	24	4
LFCR revenue (Note 6)	2	—	2
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	—	2	(2)
Effects of weather	(82)	(23)	(59)
Total	$52	$25	$27
Operations and maintenance.  Operations and maintenance expenses decreased $8 million for the three months ended September 30, 2025 compared with the prior-year period primarily due to:

•a decrease of $12 million related to employee benefit costs;
•a decrease of $2 million related to transmission, distribution, and customer service costs;
•an increase of $2 million related to nuclear generation costs;
•an increase of $2 million related to corporate resource costs;
•an increase of $5 million related to information technology costs; and
•a decrease of $3 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $4 million lower for the three months ended September 30, 2025 compared to the prior-year period, primarily due to lower depreciation expense due to operations ceasing at the Cholla plant, partially offset by increased plant in service and intangible assets.

Pension and other postretirement non-service credits, net.  Pension and other postretirement non-service credits, net were $9 million lower for the three months ended September 30, 2025 compared to the prior-year period, primarily due to prior-service credits becoming fully amortized as of January 31, 2025.

Other income and expense, net. Other income and expense, net were $2 million higher for the three months ended September 30, 2025 compared to the prior-year period, primarily due to investment gains in El Dorado, partially offset by lower PSA interest income and higher other expenses. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain in investment in El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $5 million higher for the three months ended September 30, 2025 compared to the prior-year period, primarily due to higher debt balances, partially offset by higher allowance for equity funds.

Taxes other than income taxes. Taxes other than income taxes were $5 million higher for the three months ended September 30, 2025, compared to the prior-year period, primarily due to a favorable true-up recognized during the third quarter of 2024.

Income taxes.  Income taxes were $4 million higher for the three months ended September 30, 2025 compared with the prior-year period, primarily due to higher pre-tax income and lower tax credits, offset by higher favorable book-tax permanent benefits.

Operating Results – Nine-month period ended September 30, 2025, compared with nine-month period ended September 30, 2024.

Our consolidated net income attributable to common shareholders for the nine months ended
September 30, 2025 was $601 million, compared with consolidated net income attributable to common shareholders of $616 million for the prior-year period.  The results reflect a decrease of approximately $15 million, primarily as a result of the effects of weather, higher operations and maintenance expenses, lower pension and other postretirement non-service credits, net, higher interest charges, and higher depreciation and amortization expenses mostly due to increased plant additions and intangible assets, partially offset by operations ceasing at the Cholla plant. These negative factors were partially offset by increased usage and customer growth, higher transmission service revenues, the impacts of new customer rates, higher AFUDC, and the gain on the sale of BCE recognized during the first quarter of 2024, partially offset by investment gains in El Dorado.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Net Change	2025	2024	Net Change
Operating revenues	$4,212	$4,030	$182	$4,212	$4,030	$182
Fuel and purchased power	(1,513)	(1,426)	(87)	(1,513)	(1,426)	(87)
Operating revenues less fuel and purchased power (a)	2,699	2,604	95	2,699	2,604	95
Operations and maintenance	(886)	(838)	(48)	(879)	(832)	(47)
Depreciation and amortization	(688)	(665)	(23)	(688)	(665)	(23)
Taxes other than income taxes	(175)	(171)	(4)	(175)	(171)	(4)
Allowance for equity funds used during construction	46	29	17	46	29	17
Pension and other postretirement non-service credits, net	9	37	(28)	10	37	(27)
Other income and (expense), net	24	27	(3)	(2)	5	(7)
Interest charges, net of allowance for borrowed funds used during construction	(308)	(283)	(25)	(244)	(235)	(9)
Income taxes	(107)	(111)	4	(122)	(124)	2
Less: Net income related to noncontrolling interests	(13)	(13)	—	(13)	(13)	—
Net Income Attributable to Common Shareholders	$601	$616	$(15)	$632	$635	$(3)
(a)    Operating revenues less fuel and purchased power is a non-GAAP financial measure. As reconciled in the table above, this amount is derived by the difference between the GAAP financial statement line item Operating revenues less the GAAP financial statement line item Fuel and purchased power as presented on the Condensed Consolidated Statements of Income. Operating revenues, less fuel and purchased power is used by Pinnacle West to assess whether customer revenues adequately cover fuel and purchased power costs. This metric is not defined by GAAP and may differ from similar measures used by other companies. This measure is not a substitute for operating income under GAAP.

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $95 million higher for the nine months ended September 30, 2025 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Higher retail revenues due to changes in usage patterns, customer growth and related pricing, partially offset by the impacts of energy efficiency	$109	$41	$68
Higher transmission revenues (Note 6)	49	—	49
Impact of new rates from the 2022 Rate Case, effective March 8, 2024 (Note 6)	46	—	46
LFCR revenue (Note 6)	8	—	8
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	77	73	4
Higher renewable energy regulatory surcharges, partially offset by operations and maintenance costs	5	6	(1)
Effects of weather	(115)	(32)	(83)
Miscellaneous items, net	3	(1)	4
Total	$182	$87	$95
Operations and maintenance.  Operations and maintenance expenses increased $48 million for the nine months ended September 30, 2025 compared with the prior-year period, primarily due to:

•an increase of $24 million related to information technology costs;
•an increase of $18 million related to corporate resource costs;
•an increase of $18 million related to non-nuclear generation costs, primarily due to increased planned outages;
•an increase of $2 million related to nuclear generation costs;
•an increase of $2 million related to transmission, distribution, and customer service costs;
•a decrease of $15 million related to employee benefit costs; and
•a decrease of $1 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $23 million higher for the nine months ended September 30, 2025 compared to the prior-year period, primarily due to increased plant in service and intangible assets, partially offset by lower depreciation expense due to operations ceasing at the Cholla plant.

Pension and other postretirement non-service credits, net.  Pension and other postretirement non-service credits, net were $28 million lower for the nine months ended September 30, 2025 compared to the prior-year period primarily, due to prior-service credits becoming fully amortized as of January 31, 2025.

Other income and expense, net. Other income and expense, net were $3 million lower for the nine months ended September 30, 2025 compared to the prior-year period, primarily due to the gain on the sale of BCE recognized during the first quarter of 2024 and lower PSA interest income, partially offset by investment gains in El Dorado. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain on the sale of BCE and the gain in investment in El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $8 million higher for the nine months ended September 30, 2025 compared to the prior-year period, primarily due to higher debt balances and lower allowance for borrowed funds, partially offset by higher allowance for equity funds.

Income taxes.  Income taxes were $4 million lower for the nine months ended September 30, 2025 compared with the prior-year period, primarily due to lower pre-tax income and higher tax benefits related to employee benefits, offset by lower tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity ratio below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  As of September 30, 2025, APS’s common equity ratio, as defined, was 52%.  APS’s total shareholder equity was approximately $9.0 billion, and total capitalization, as calculated pursuant to the ACC order, was approximately $17.2 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $6.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand. APS’s sources of cash include cash from operations and external sources of liquidity, including long- and short-term external debt financing such as commercial paper, term loans and its revolving credit facility. Cash from operations is dependent upon, among other things, the rates APS may charge and the timeliness of recovering costs incurred through its rates and adjustor recovery mechanisms. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West. On December 17, 2024, the ACC issued a financing order approving a limit on yearly equity infusions equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points.

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2029.

Pinnacle West has an at-the-market equity distribution program (the “ATM Program”) under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. Approximately $700 million of common stock is available to be issued under the ATM Program, which takes into account the forward sale agreements in effect as of September 30, 2025. Pinnacle West also has forward sale agreements from an equity offering in February 2024 in effect as of September 30, 2025. See “Financing Cash Flows and Liquidity—Equity Offerings” below and Note 12 for more information.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,
	2025	2024	Net Change
Net cash flow provided by operating activities	$1,328	$1,170	$158
Net cash flow used for investing activities	(1,833)	(1,469)	(364)
Net cash flow provided by financing activities	532	343	189
Net increase in cash and cash equivalents	$27	$44	$(17)

APS

	Nine Months Ended September 30,
	2025	2024	Net Change
Net cash flow provided by operating activities	$1,356	$1,170	$186
Net cash flow used for investing activities	(1,827)	(1,529)	(298)
Net cash flow provided by financing activities	496	403	93
Net increase in cash and cash equivalents	$25	$44	$(19)

 Operating Cash Flows

Nine-month period ended September 30, 2025, compared with nine-month period ended September 30, 2024. Pinnacle West’s consolidated net cash provided by operating activities was $1,328 million in 2025 compared to $1,170 million in 2024, an increase of $158 million in net cash provided, primarily due to $291 million higher cash receipts from electric revenues and $42 million lower income taxes; partially offset by $74 million higher payments for fuel and purchased power costs, $46 million higher payments for operations and maintenance costs, $31 million of changes in working capital, $18 million in higher interest paid on debt, and $6 million higher other taxes paid.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Under ERISA, the qualified pension plan was 101% funded as of January 1, 2025, and was 113% funded as of January 1, 2024. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary cash contributions in 2025, 2026 or 2027. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2025 and do not expect to make any contributions in 2025, 2026 or 2027. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status. For instance, our pension plan’s funded status was 99% funded as of December 31, 2024, and our postretirement benefit plans were 195% funded, as measured for accounting principles generally accepted in the United States of America (“GAAP”) at December 31, 2024.

Investing Cash Flows

Nine-month period ended September 30, 2025, compared with nine-month period ended September 30, 2024. Pinnacle West’s consolidated net cash used for investing activities was $1,833 million in 2025 compared to $1,469 million in 2024, an increase of $364 million primarily related to $307 million of increased capital expenditures, net of contributions in aid of construction, and $64 million of proceeds from the BCE Sale received in 2024. See “Capital Expenditures” below for additional details. The difference between APS’s and Pinnacle West’s net cash used for investing activities primarily relates to the proceeds received from the BCE Sale.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next four years (dollars in millions):

Capital Expenditures

	Estimated for the Year Ending December 31,
	2025	2026	2027	2028
APS
Generation:
Gas and Other Generation	$420	$635	$550	$490
Nuclear Generation	150	170	185	215
Renewables and Energy Storage	335	20	5	5
Distribution	665	765	795	750
Transmission	450	550	695	860
Other	380	460	420	380
Total APS	$2,400	$2,600	$2,650	$2,700

The table above does not include capital expenditures related to PNW Power projects or to the purchase of certain leased interests relating to Palo Verde. See Note 8.

Generation capital expenditures are comprised of various additions and improvements to APS’s resources, including nuclear plants, renewables and energy storage, additions and improvements to existing fossil fuel plants, as well as planned investments in new natural gas facilities. We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2025, compared with nine-month period ended September 30, 2024. Pinnacle West’s consolidated net cash provided by financing activities was $532 million in 2025 compared to $343 million in 2024, an increase of $189 million in net cash provided primarily due to an increase of $430 million higher issuances of long-term debt, a $93 million increase in short-term borrowings; partially offset by the $199 million payment for the Palo Verde sale leaseback noncontrolling interest acquisition and $125 million higher long-term debt repayments.

APS’s consolidated net cash provided by financing activities was $496 million in 2025 compared to $403 million in 2024, an increase of $93 million in net cash provided primarily due to an increase of $502 million higher issuances of long-term debt; partially offset by the $199 million payment for the Palo Verde sale leaseback noncontrolling interest acquisition, $150 million in lower equity infusions from Pinnacle West and $50 million higher long-term debt repayments.

Significant Financing Activities.  On October 22, 2025, the Pinnacle West Board of Directors declared a dividend of $0.910 per share of common stock, payable on December 1, 2025, to shareholders of record on November 3, 2025. This represents an increase in the indicated annual dividend from $3.58 per share to $3.64 per share.

On May 15, 2025, Pinnacle West contributed $300 million into APS in the form of an equity infusion. APS used this contribution to repay the $300 million of its 3.15% senior notes that matured on the same date.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 5 for more information on available credit facilities.

Equity Offerings. Pinnacle West entered into certain equity forward sale agreements in February 2024 and has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. See Note 12. The following table summarizes the activity relating to these forward sale agreements and the ATM Program as of September 30, 2025 (dollars in thousands, except price per share):

	As of September 30, 2025
	February 2024 Forward Sale Agreements	Total ATM Program
Initial Price
Number of Shares	11,240,601	2,199,415
Forward Sales Price Per Share (a)	$64.51	$90.10	(d)
Aggregate Value	$725,131	$198,176

Settlements
Date	12/23/2024
Number of Shares Settled (b)	5,377,115	—
Forward Sales Price Upon Settlement	$64.17	$—
Net Proceeds (c)	$345,049	$—

Date	9/4/2025
Number of Shares Settled (b)	243,186	—
Forward Sales Price Upon Settlement	$63.12	$—
Net Proceeds (c)	$15,350	$—

(a)    Subject to certain adjustments.
(b)    Physical delivery.
(c)    Proceeds recorded in common equity on the Condensed Consolidated Balance Sheets.
(d) Weighted-average price for the total ATM Program.

Other Financing Matters.  See Note 9 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  As of September 30, 2025, the ratio was approximately 60% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain “rating triggers” that would result in an acceleration of payment in the event of a rating downgrade.  However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.

All of Pinnacle West’s and APS’s credit agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment if Pinnacle West or APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change covenant for credit facility borrowings.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 30, 2025, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Senior unsecured	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

Contractual Obligations

Pinnacle West’s contractual cash obligations have not materially changed during the nine months ended September 30, 2025 as compared to the 2024 Form 10-K, except as disclosed in Note 5 - “Debt and Liquidity Matters”, and Note 10 - “Commitments and Contingencies” to the Combined Notes to condensed consolidated financial statements included in this report.

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

•ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, effective for us on January 1, 2028.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$(42)	$(120)
Decrease in regulatory asset	31	21
Balance at end of period	$(11)	$(99)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) as of September 30, 2025, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2024 Form 10-K for more discussion of our valuation methods.

Source of Fair Value	2025	2026	2027	2028	2029	Total Fair Value
Observable prices provided by other external sources	$(10)	$6	$9	$2	$—	$7
Prices based on unobservable inputs	—	(18)	—	—	—	(18)
Total by maturity	$(10)	$(12)	$9	$2	$—	$(11)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2025 Gain (Loss)		December 31, 2024 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$3	$(3)	$3	$(3)
Natural gas	64	(64)	75	(75)
Total	$67	$(67)	$78	$(78)
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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2025.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2025.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit	Date Filed

3.1	Pinnacle West	Pinnacle West Articles of Incorporation, restated as of May 22, 2025	3.1 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS Form 8-K Report filed February 25, 2020	2/25/2020

3.3	APS	APS Articles of Incorporation, restated as of May 16, 2012	3.3 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report	2/20/2009

4.1	Pinnacle West	Sixth Supplemental Indenture dated as of May 15, 2025	4.1 to Pinnacle West Form 8-K Report filed May 15, 2025	5/15/2025

4.2	Pinnacle West APS	Thirty-Second Supplemental Indenture dated as of August 15, 2025	4.2 to Pinnacle West/APS Form 8-K Report filed August 15, 2025	8/15/2025

10.1	Pinnacle West
Amendment, dated as of August 28, 2025, to Forward Sale Agreement, dated as of February 28, 2024, and Additional Forward Sale Agreement, dated as of February 29, 2024, between the Company and Wells Fargo Bank, National Association
			10.1 to Pinnacle West Form 8-K Report filed September 2, 2025	9/2/2025

31.1	Pinnacle West	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Pinnacle West APS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	Inline XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(a) Furnished herewith as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 3, 2025	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 3, 2025	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)