Form 10-Q
period 2026-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2026-05-04
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 28, 2026:	121,187,166
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 28, 2026:	71,264,947

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASRFP	All-source request for proposal
ASU	Accounting Standards Update
ATM Program	At-the-market equity distribution program
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation
BESS	Battery energy storage system
Captive	Captive Insurance Cell
CCR	Coal combustion residuals
CCRMU	Coal combustion residuals management unit
CCS	Carbon capture and sequestration or utilization controls
CERCLA or Superfund	Comprehensive Environmental Response Compensation and Liability Act
Cholla	Cholla Power Plant
DG	Distributed Generation
DOE	United States Department of Energy
DSM	Demand Side Management
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
ELG	Effluent Limitation Guidelines
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FRAM	Formula Rate Adjustment Mechanism
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
NAAQS	National Ambient Air Quality Standards
Navajo Plant	Navajo Generating Station
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
NEIL	Nuclear Electric Insurance Limited
Ocotillo	Ocotillo Power Plant
Palo Verde	Palo Verde Generating Station or PVGS
PFAS	Per- and polyfluoroalkyl compounds
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” “us,” and “our” refer to Pinnacle West unless the context requires otherwise)
PNW Power	Pinnacle West Power, LLC, a subsidiary of the Company
PPA	Power purchase agreement
PSA	Power Supply Adjustor
PTC	Production tax credit
Redhawk	Redhawk Power Plant
RES	Renewable Energy Standard
ROD	Record of Decision
ROO	Recommended Opinion and Order
ii

Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SEC	United States Securities and Exchange Commission
SRB	System Reliability Benefit Mechanism
Sundance	Sundance Power Plant
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
WEIM	Western Energy Imbalance Market
iii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project,” “anticipate,” “goal,” “seek,” “strategy,” “likely,” “should,” “will,” “could,” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form  10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), and Part II, Item 1A of this report, these factors include, but are not limited to:
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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2025 Form 10-K, Part II, Item 1A of this report, and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

OPERATING REVENUES (Note 4)	$1,149,597	$1,032,280

OPERATING EXPENSES
Fuel and purchased power	436,729	380,071
Operations and maintenance	276,700	300,109
Depreciation and amortization	239,858	234,940
Taxes other than income taxes	61,972	59,354
Other expense	3,164	584
Total	1,018,423	975,058
OPERATING INCOME	131,174	57,222
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,782	13,249
Pension and other postretirement non-service credits, net (Note 8)	3,982	2,958
Other income (Note 12)	4,981	17,461
Other expense (Note 12)	(2,740)	(2,570)
Total	21,005	31,098
INTEREST EXPENSE
Interest charges	125,759	104,943
Allowance for borrowed funds used during construction	(9,863)	(10,102)
Total	115,896	94,841
Income (Loss) Before Income Taxes	36,283	(6,521)
Income taxes (benefit)	1,169	(6,183)
Net Income (Loss)	35,114	(338)
Less: Net income attributable to noncontrolling interests (Note 9)	2,194	4,306
Net Income (Loss) Attributable to Common Shareholders	$32,920	$(4,644)

Weighted-average common shares outstanding - basic	121,360	119,594
Weighted-average common shares outstanding - diluted	123,778	119,594

Earnings Per Weighted-Average Common Share Outstanding
Net income (loss) attributable to common shareholders - basic	$0.27	$(0.04)
Net income (loss) attributable to common shareholders - diluted	$0.27	$(0.04)

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025

NET INCOME (LOSS)	$35,114	$(338)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $14, and $—	(43)	350
Pension and other postretirement benefit activity, net of tax expense of $(165) and $(164)	502	498
Total other comprehensive income	459	848

COMPREHENSIVE INCOME	35,573	510
Less: Comprehensive income attributable to noncontrolling interests	2,194	4,306

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$33,379	$(3,796)

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,409	$6,604
Customer and other receivables	503,844	579,831
Accrued unbilled revenues (Note 4)	208,583	173,692
Allowance for doubtful accounts (Note 4)	(24,626)	(25,495)
Materials and supplies (at average cost)	543,198	546,329
Income tax receivable	8,416	5,979
Fossil fuel (at average cost)	19,955	18,824
Assets from risk management activities (Note 10)	388	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	55,432	149,068
Other regulatory assets (Note 7)	141,297	136,941
Other current assets	151,984	108,686
Total current assets	1,614,880	1,703,709
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,392,817	1,414,166
Other special use funds (Notes 14 and 15)	437,745	434,827
Assets from risk management activities (Note 10)	466	5,137
Other assets	159,288	144,997
Total investments and other assets	1,990,316	1,999,127
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	27,616,435	27,370,296
Accumulated depreciation and amortization	(9,146,511)	(9,012,021)
Net	18,469,924	18,358,275
Construction work in progress	1,888,288	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	31,641	32,035
Intangible assets, net of accumulated amortization	539,939	575,978
Nuclear fuel, net of accumulated amortization	116,743	104,274
Total property, plant and equipment	21,046,535	20,720,104
DEFERRED DEBITS
Regulatory assets (Note 7)	1,454,210	1,463,357
Operating lease right-of-use assets (Note 17)	4,060,364	3,649,669
Assets for other postretirement benefits (Note 8)	411,088	399,334
Other	113,234	96,299
Total deferred debits	6,038,896	5,608,659

TOTAL ASSETS	$30,690,627	$30,031,599

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$601,648	$680,203
Accrued taxes	240,006	186,605
Accrued interest	100,454	105,637
Common dividends payable	—	110,022
Short-term borrowings (Note 6)	594,100	757,005
Current maturities of long-term debt (Note 6)	600,000	600,000
Customer deposits	78,234	63,776
Liabilities from risk management activities (Note 10)	55,918	35,141
Liabilities for asset retirements	57,428	71,698
Operating lease liabilities (Note 17)	136,417	188,586
Regulatory liabilities (Note 7)	117,241	210,909
Other current liabilities	114,274	151,444
Total current liabilities	2,695,720	3,161,026
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	9,801,675	9,205,676
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	5,719	1,495
Deferred income taxes	2,479,565	2,470,932
Regulatory liabilities (Note 7)	1,751,277	1,736,121
Liabilities for pension benefits (Note 8)	170,295	167,636
Liabilities for asset retirements	1,229,369	1,198,601
Customer advances	618,106	632,169
Coal mine reclamation	161,686	159,587
Deferred investment tax credit	307,171	308,261
Unrecognized tax benefits	106,924	105,484
Operating lease liabilities (Note 17)	4,011,094	3,548,365
Other	241,058	249,171
Total deferred credits and other	11,082,264	10,577,822
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock, no par value; 300,000,000 shares authorized, 121,233,629 and 120,950,839 shares issued at respective dates	3,219,691	3,231,372
Treasury stock at cost; 46,968 and 46,968 shares at respective dates	(3,323)	(3,323)
Total common stock	3,216,368	3,228,049
Retained earnings	3,883,738	3,850,817
Accumulated other comprehensive loss (Note 16)	(31,949)	(32,408)
Total shareholders’ equity	7,068,157	7,046,458
Noncontrolling interests (Note 9)	42,811	40,617
Total equity	7,110,968	7,087,075

TOTAL LIABILITIES AND EQUITY	$30,690,627	$30,031,599
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,114	$(338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	259,841	250,651
Allowance for equity funds used during construction	(14,782)	(13,249)
Deferred income taxes	3,245	795
Deferred investment tax credit	(1,090)	36
Stock compensation	8,252	7,160
Changes in current assets and liabilities:
Customer and other receivables	79,215	93,800
Accrued unbilled revenues	(34,891)	134
Materials, supplies and fossil fuel	2,000	(2,770)
Income tax receivable	(2,437)	—
Deferred fuel and purchased power	(26,521)	(25,228)
Deferred fuel and purchased power amortization	120,157	84,789
Other current assets	(23,346)	(15,008)
Accounts payable	(79,111)	56,010
Accrued taxes	53,401	56,520
Other current liabilities	(41,432)	(41,391)
Change in long-term regulatory assets	2,611	17,614
Change in long-term regulatory liabilities	(58,507)	12,033
Change in other long-term assets	(17,201)	(45,413)
Change in operating lease assets	(5,826)	3,889
Change in other long-term liabilities	(27,917)	(40,427)
Change in operating lease liabilities	4,521	2,288
Net cash provided by operating activities	235,296	401,895
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(628,361)	(622,552)
Contributions in aid of construction	90,226	51,244
Allowance for borrowed funds used during construction	(9,863)	(10,102)
Proceeds from nuclear decommissioning trusts sales and other special use funds	512,234	485,814
Investment in nuclear decommissioning trusts and other special use funds	(513,001)	(486,385)
Other	(2,783)	(4,134)
Net cash used for investing activities	(551,548)	(586,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	594,840	—
Short-term borrowings and (repayments), net	(162,905)	301,747
Dividends paid on common stock	(108,462)	(104,934)
Common stock equity issuance and (purchases), net	(7,415)	(6,381)
Other	(1)	(3)
Net cash provided by financing activities	316,057	190,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195)	6,209
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,604	3,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,409	$10,047
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	120,950,839	$3,231,372	(46,968)	$(3,323)	$3,850,817	$(32,408)	$40,617	$7,087,075
Net income		—		—	32,920	—	2,194	35,114
Other comprehensive income		—		—	—	459	—	459
Issuance of common stock (a)	282,790	(11,681)		—	—	—	—	(11,681)
Other		—		—	1	—	—	1
Balance, March 31, 2026	121,233,629	$3,219,691	(46,968)	$(3,323)	$3,883,738	$(31,949)	$42,811	$7,110,968

(a)	See Note 13 for information related to our equity forward sale agreements.

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
Net income (loss)		—		—	(4,644)	—	4,306	(338)
Other comprehensive income		—		—	—	848	—	848
Issuance of common stock (a)	301,517	(12,005)		—	—	—	—	(12,005)
Other		—		—	(2)	—	1	(1)
Balance, March 31, 2025	119,445,299	$3,109,612	(46,968)	$(3,323)	$3,662,313	$(30,094)	$107,474	$6,845,982

(a)	See Note 13 for information related to our equity forward sale agreements.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025

OPERATING REVENUES (Note 4)	$1,149,597	$1,032,280

OPERATING EXPENSES
Fuel and purchased power	436,729	380,071
Operations and maintenance	273,315	296,651
Depreciation and amortization	239,842	234,923
Taxes other than income taxes	61,963	59,336
Other expense	3,164	584
Total	1,015,013	971,565
OPERATING INCOME	134,584	60,715
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,782	13,249
Pension and other postretirement non-service credits, net (Note 8)	4,205	3,200
Other income (Note 12)	2,645	5,722
Other expense (Note 12)	(2,668)	(2,333)
Total	18,964	19,838
INTEREST EXPENSE
Interest charges	101,794	88,771
Allowance for borrowed funds used during construction	(9,863)	(10,102)
Total	91,931	78,669
Income Before Income Taxes	61,617	1,884
Income taxes (benefit)	7,672	(2,701)
Net Income	53,945	4,585
Less: Net income attributable to noncontrolling interests (Note 9)	2,194	4,306
Net Income Attributable to Common Shareholder	$51,751	$279

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025

NET INCOME	$53,945	$4,585

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense of $(135) and $(133)	410	406
Total other comprehensive income	410	406

COMPREHENSIVE INCOME	54,355	4,991
Less: Comprehensive income attributable to noncontrolling interests	2,194	4,306

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$52,161	$685

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,841	$4,143
Customer and other receivables	502,612	592,146
Accrued unbilled revenues (Note 4)	208,583	173,692
Allowance for doubtful accounts (Note 4)	(24,626)	(25,495)
Materials and supplies (at average cost)	543,198	546,329
Fossil fuel (at average cost)	19,955	18,824
Assets from risk management activities (Note 10)	388	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	55,432	149,068
Other regulatory assets (Note 7)	141,297	136,941
Other current assets	151,127	102,820
Total current assets	1,601,807	1,701,718
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,392,817	1,414,166
Other special use funds (Notes 14 and 15)	396,341	394,514
Assets from risk management activities (Note 10)	466	5,137
Other assets	56,631	50,912
Total investments and other assets	1,846,255	1,864,729
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	27,615,553	27,369,414
Accumulated depreciation and amortization	(9,145,629)	(9,011,139)
Net	18,469,924	18,358,275
Construction work in progress	1,888,288	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	31,641	32,035
Intangible assets, net of accumulated amortization	539,784	575,823
Nuclear fuel, net of accumulated amortization	116,743	104,274
Total property, plant and equipment	21,046,380	20,719,949
DEFERRED DEBITS
Regulatory assets (Note 7)	1,454,210	1,463,357
Operating lease right-of-use assets (Note 17)	4,059,386	3,648,658
Assets for other postretirement benefits (Note 8)	404,031	392,348
Other	112,374	95,600
Total deferred debits	6,030,001	5,599,963

TOTAL ASSETS	$30,524,443	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$594,372	$672,518
Accrued taxes	238,145	176,968
Accrued interest	76,898	98,434
Common dividends payable	—	110,000
Short-term borrowings (Note 6)	316,000	507,305
Current maturities of long-term debt (Note 6)	250,000	250,000
Customer deposits	78,234	63,776
Liabilities from risk management activities (Note 10)	55,918	35,141
Liabilities for asset retirements	57,428	71,698
Operating lease liabilities (Note 17)	136,264	188,437
Regulatory liabilities (Note 7)	117,241	210,909
Other current liabilities	105,747	159,039
Total current liabilities	2,026,247	2,544,225
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	5,719	1,495
Deferred income taxes	2,437,541	2,427,765
Regulatory liabilities (Note 7)	1,751,277	1,736,121
Liabilities for pension benefits (Note 8)	168,133	164,892
Liabilities for asset retirements	1,229,369	1,198,601
Customer advances	618,106	632,169
Coal mine reclamation	161,686	159,587
Deferred investment tax credit	307,171	308,261
Unrecognized tax benefits	122,506	121,066
Operating lease liabilities (Note 17)	4,010,089	3,547,321
Other	225,231	232,661
Total deferred credits and other	11,036,828	10,529,939
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITALIZATION
Common stock	178,162	178,162
Additional paid-in capital	4,491,696	4,491,696
Retained earnings	4,278,990	4,227,237
Accumulated other comprehensive loss (Note 16)	(15,047)	(15,457)
Total shareholder equity	8,933,801	8,881,638
Noncontrolling interests (Note 9)	42,811	40,617
Total equity	8,976,612	8,922,255
Long-term debt less current maturities (Note 6)	8,484,756	7,889,940
Total capitalization	17,461,368	16,812,195
TOTAL LIABILITIES AND EQUITY	$30,524,443	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,945	$4,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	259,825	250,634
Allowance for equity funds used during construction	(14,782)	(13,249)
Deferred income taxes	4,405	(123)
Deferred investment tax credit	(1,090)	36
Changes in current assets and liabilities:
Customer and other receivables	92,762	94,051
Accrued unbilled revenues	(34,891)	134
Materials, supplies and fossil fuel	2,000	(2,770)
Deferred fuel and purchased power	(26,521)	(25,228)
Deferred fuel and purchased power amortization	120,157	84,789
Income tax receivable	—	5,421
Other current assets	(28,355)	(15,028)
Accounts payable	(78,702)	52,351
Accrued taxes	61,177	56,040
Other current liabilities	(73,911)	(61,892)
Change in long-term regulatory assets	2,611	17,614
Change in long-term regulatory liabilities	(58,507)	12,033
Change in other long-term assets	(11,333)	(30,585)
Change in operating lease assets	(5,859)	3,858
Change in other long-term liabilities	(13,882)	(26,322)
Change in operating lease liabilities	4,560	2,325
Net cash provided by operating activities	253,609	408,674
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(628,361)	(622,552)
Contributions in aid of construction	90,226	51,244
Allowance for borrowed funds used during construction	(9,863)	(10,102)
Proceeds from nuclear decommissioning trusts sales and other special use funds	512,234	460,538
Investment in nuclear decommissioning trusts and other special use funds	(512,804)	(461,109)
Other	1,122	(1,467)
Net cash used for investing activities	(547,446)	(583,448)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	594,840	—
Short-term borrowings and (repayments), net	(191,305)	286,700
Dividends paid on common stock	(110,000)	(107,200)
Net cash provided by financing activities	293,535	179,500
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(302)	4,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,143	3,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,841	$8,541
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	71,264,947	$178,162	$4,491,696	$4,227,237	$(15,457)	$40,617	$8,922,255
Net income		—	—	51,751	—	2,194	53,945
Other comprehensive income		—	—	—	410	—	410
Other		—	—	2	—	—	2
Balance, March 31, 2026	71,264,947	$178,162	$4,491,696	$4,278,990	$(15,047)	$42,811	$8,976,612

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332
Net income		—	—	279	—	4,306	4,585
Other comprehensive income		—	—	—	406	—	406
Other		—	—	(2)	—	1	(1)
Balance, March 31, 2025	71,264,947	$178,162	$4,116,696	$3,992,700	$(13,710)	$107,474	$8,381,322

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries, including APS, El Dorado, and PNW Power. Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited Condensed Consolidated Financial Statements for Pinnacle West include the accounts of Pinnacle West and its subsidiaries as well as a VIE related to the Captive. The unaudited Condensed Consolidated Financial Statements for APS include the accounts of APS and the Palo Verde VIEs. In September 2025, APS purchased two of the three leased interests, resulting in the termination of the related lease agreements and discontinuation of VIE consolidation for those leases. As of March 31, 2026, one Palo Verde VIE lease arrangement remains active. See Note 9 for further discussion on Pinnacle West’s VIEs and APS’s remaining VIE. El Dorado is a wholly-owned subsidiary that invests in energy-related and Arizona community-based ventures. PNW Power is a wholly-owned subsidiary that holds certain investments in wind and transmission joint venture projects. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amounts reported in our unaudited Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units, and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2025 Form 10-K.

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid (received) during the period for:
Income taxes, net of refunds/credits	$(4)	$(10,799)
Interest, net of amounts capitalized	118,552	91,475
Significant non-cash investing and financing activities:
Accrued capital expenditures	281,689	315,297

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid (received) during the period for:
Income taxes, net of refunds/credits	$101	$(5,392)
Interest, net of amounts capitalized	112,181	84,110
Significant non-cash investing and financing activities:
Accrued capital expenditures	281,689	315,297
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

The following table reconciles our reportable segment’s revenues, significant expenses, and net income (loss) to the Pinnacle West consolidated amounts (dollars in millions):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026			2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$1,150	$—	$1,150	$1,032	$—	$1,032
Fuel and purchased power	(437)	—	(437)	(380)	—	(380)
Operations and maintenance	(273)	(4)	(277)	(297)	(3)	(300)
Depreciation and amortization	(240)	—	(240)	(235)	—	(235)
Taxes other than income taxes	(62)	—	(62)	(59)	—	(59)
Allowance for equity funds used during construction	15	—	15	13	—	13
Pension and other postretirement non-service credits, net	4	—	4	3	—	3
Other income and (expense), net	(3)	2	(1)	3	11	14
Interest charges, net of allowance for borrowed funds used during construction	(92)	(24)	(116)	(79)	(16)	(95)
Income (taxes) benefit	(8)	7	(1)	3	3	6
Less: Net income attributable to noncontrolling interests	(2)	—	(2)	(4)	—	(4)
Net Income (Loss) Attributable to Common Shareholders	$52	$(19)	$33	$—	$(5)	$(5)

The following table reconciles our reportable segment’s assets to the Pinnacle West consolidated amount (dollars in millions):

	March 31, 2026			December 31, 2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Total Assets	$30,524	$167	$30,691	$29,886	$146	$30,032

3.    New Accounting Standards

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

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, a new accounting standard was issued that modernizes the accounting for internal-use software costs by removing references to prescriptive and sequential development stages of a project and replacing them with new criteria used in determining when to start capitalizing software costs. Under the new guidance, capitalization begins when management authorizes and commits to funding the software project and it is probable the project will be completed and used as intended. When determining

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

if a project is probable of being completed, entities must evaluate whether significant development uncertainty exists, such as unresolved technological innovations or unproven features. The new guidance also clarifies that capitalized internal-use software costs are subject to the existing property, plant, and equipment disclosure requirements.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenues disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Retail Electric Service
Residential	$493,701	$448,923
Non-Residential	601,733	524,857
Wholesale Energy Sales	14,976	24,824
Transmission Services for Others	32,027	25,547
Other Sources	7,160	8,129
Total Operating Revenues	$1,149,597	$1,032,280

Retail Electric Service

All of Pinnacle West’s retail electric revenues are generated by APS. Retail electric revenue is generated by the sale of electricity to our customers within the regulated authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms. In addition, see the section titled “2025 Rate Case” in Note 7 for details related to proposed adjustments to rate design and modifications of cost allocation methodologies to reduce cross-subsidization by ensuring customers causing increased production costs are covering those costs through rates.

Wholesale Energy Sales and Transmission Services for Others

All of Pinnacle West’s revenues from wholesale energy sales and transmission services for others are generated by APS and represent energy and transmission sales to wholesale customers. These activities consist of managing fuel and purchased power risks and transmission needs in connection with the cost of serving our retail customers’ energy requirements. We may also sell into the wholesale markets generation that is not needed for APS’s retail load. Our wholesale activities and tariff rates are regulated by FERC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our retail customers within our regulated service area. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2026 and 2025 were $1,124 million and $1,019 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2026 and 2025 our revenues that do not qualify as revenue from contracts with customers were $26 million and $13 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 7 for a discussion of our regulatory cost recovery mechanisms.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Balance at beginning of period	$25,495	$24,849
Bad debt expense	5,728	28,603
Actual write-offs	(6,597)	(27,957)
Balance at end of period	$24,626	$25,495

5.    Income Taxes

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has claimed a $33.4 million benefit for the Nuclear PTC on its 2024 tax return using a revenue requirement methodology to determine its gross receipts from nuclear sales. In the continued absence of IRS guidance regarding the definition of gross receipts from nuclear sales, management intends to utilize this same methodology to claim a 2025 credit of $39.6 million. These benefits include the five times multiplier for complying with IRS prevailing wage rules. However, due to the continued lack of IRS guidance, management believes that there remains uncertainty as to whether the IRS will ultimately agree with the Company’s gross receipts methodology. As a result, the entire amount of the 2024 and 2025 benefits is recorded as uncertain tax positions. Additionally, the Company continues to evaluate whether it will be eligible to claim a 2026 tax credit. As of March 31, 2026, the Company continues to not recognize any income tax benefits related to the Nuclear PTC.

In March 2026, the IRS notified the Company of its intent to examine the Company's federal tax returns. We anticipate that the exam will focus primarily on 2023 general business tax credits that the Company carried back to tax year 2022, however, the IRS has not yet finalized the scope of its exam, and the final scope may cover subsequent tax years as well. As such, we are unable at this time to predict the outcome of this matter and whether it will have a material impact on our financial position, results of operations, or cash flows.

6.      Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

As of March 31, 2026, Pinnacle West had a $300 million revolving credit facility that matures on February 18, 2031. Pinnacle West has the option to increase the amount of the facility by $100 million to a total of $400 million, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $300 million commercial paper program, bank borrowings, and issuances of letters of credit. As of March 31, 2026, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $103 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on March 31, 2026 was 3.93%.

Pinnacle West has an outstanding 364-day $175 million term loan facility that matures on December 3, 2026. Borrowings under the facility bear interest at SOFR plus 0.80% per annum. On December 3, 2025, Pinnacle West drew the full amount of $175 million.

APS

As of March 31, 2026, APS had a $1.7 billion revolving credit facility that matures on February 18, 2031. APS has the option to increase the amount of the facility by $400 million to a total of $2.1 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. The facility is available to support APS’s general corporate purposes, including support for APS’s $1.5 billion commercial paper program, bank borrowings, and issuances of letters of credit. As of March 31, 2026, APS had no outstanding borrowings under its

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revolving credit facility, no letters of credit outstanding under the credit facility, and $316 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on March 31, 2026 was 3.96%.

On March 10, 2026, APS issued $600 million of 5.10% senior unsecured notes that mature March 15, 2036. The net proceeds from the issuances were used to repay short-term indebtedness consisting of commercial paper and for general corporate purposes.

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

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,666,919	$1,756,235	$1,665,736	$1,731,388
APS	8,734,756	7,874,786	8,139,940	7,433,142
Total	$10,401,675	$9,631,021	$9,805,676	$9,164,530

7.    Regulatory Matters

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

On March 2 and March 18, 2026, the ACC Staff, Residential Utility Consumer Office (“RUCO”), and other intervenors filed their initial written testimony with the ACC. ACC Staff’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $525.2 million total base revenue increase, (ii) a 9.55% to 9.80% return on equity, (iii) a 0.20% return on the increment of fair value, and (iv) 12-months of post-test year plant. RUCO’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $200.2 to $278.1 million total base revenue increase, (ii) a 9.00% to 9.20% return on equity, (iii) a 0.0% return on the increment of fair value, and (iv) 0 to 12-months of post-test year plant.

On April 3, 2026 , APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are as follows:

•a total revenue requirement increase of $694.2 million, or a net revenue requirement increase of $611.3 million after adjustor transfers;
•maintaining a return on equity request of 10.7%;
•reducing the return on the increment of fair value from 1.0% to 0.9%;
•maintaining a post-test year plant request of 12 months and updating the impacted projects, including Ironwood solar and Sundance; and
•an integrated set of FRAM modifications that are intended to be evaluated together:
◦allowing for an earnings test “deadband” range of +/- 40 basis points to APS’s authorized return before an adjustment to the FRAM would be required;
◦limiting projected plant to six months;
◦elimination of the SRB and TEAM following the first annual adjustment pursuant to the FRAM;
◦retention of the 120-day review and challenge period; and
◦elimination of the interim rate reset by accepting Commission approval prior to implementation (subject to an automatic reversion provision).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2026, ACC Staff, RUCO, and other intervenors filed their surrebuttal testimonies with the ACC, which are publicly available on the ACC’s eDocket website. APS is currently evaluating the surrebuttal testimony and plans to file its rejoinder testimony on May 11, 2026.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties has subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. APS cannot predict the outcome of these proceedings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court, which is pending at this time. APS cannot predict the outcome of this matter.

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

As discussed below in “Energy Modernization Plan,” on August 14, 2025, the ACC voted to send a full repeal of the RES rules to the Secretary of State for publication. See below for more information.

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

On November 30, 2022 and May 31 2023, APS filed its 2023 DSM Implementation Plan, which requested a budget of $88 million, and an amended 2023 DSM Implementation Plan, respectively. Subsequent to filing the amended 2023 DSM Implementation Plan and prior to the ACC approving it, on November 30, 2023, APS filed its 2024 DSM Implementation Plan. The 2024 DSM Implementation Plan requested a total budget of $91.5 million and incorporated all elements of the amended 2023 DSM Implementation Plan as well as the 2024 Transportation Electrification Implementation Plan. On April 26, 2024 and June 20, 2025, APS filed amendments to the 2024 DSM Implementation Plan. The Second Amended 2024 DSM Implementation Plan, compared to the initially filed plan, supported an updated budget of $90.9 million, which reflected (i) removal of incentive funds for the Level 2 Smart Charger rebate within the EV Charging Demand Management Pilot, (ii) exclusion of the proposed tranches two and three of the Residential Battery Pilot, and inclusion of the newly approved Bring-Your-Own-Device Battery (“BYOD”) Pilot described below, and (iii) an update on the performance incentive calculation. On May 16, 2025, APS filed a request with the ACC to extend the deadline to file its 2026 DSM Implementation Plan until 120 days after the ACC acts on its Second Amended 2024 DSM Implementation

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan. On July 9, 2025, the ACC approved APS’s extension request. On December 3, 2025, the ACC voted to reduce the budget of the DSM program to $40 million and discontinue several programs and customer rebates while promoting the expansion of Virtual Power Plant programs. On April 7, 2026, APS filed an updated DSM and Transportation Electrification Plan consistent with recent ACC orders.

On August 30, 2024, APS filed an application for a new BYOD Battery Pilot Plan of Administration with the ACC as required by Decision No. 79293. This plan would allow APS to work with residential customers to enable APS to dispatch participating batteries and use them to provide demand response capacity to the grid. On March 20, 2025, the ACC approved the BYOD Plan of Administration.

As discussed above under “Renewable Energy Standard,” APS refunded uncommitted DSMAC funds during July and August 2025 totaling $7.6 million for DSMAC.

As discussed below in “Energy Modernization Plan,” on September 17, 2025, the ACC voted to send a full repeal of the EES rules to the Secretary of State for publication. See below for more information.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$149,068	$287,597
Deferred fuel and purchased power costs	26,521	25,228
Amounts charged to customers	(120,157)	(84,789)
Balance at end of period	$55,432	$228,036

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

On November 26, 2025, APS filed its PSA rate for the PSA year beginning February 1, 2026. The overall PSA rate of $0.016977 per kWh consists of a forward component of $0.012457 per kWh, a historical component of $0.00452 per kWh, and no transition component. This overall PSA rate is an increase of $0.003 per kWh over the prior approved rate, and it is below the annual PSA rate increase cap of $0.006 per kWh. The rate became effective the first billing cycle of February 2026.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Court Resolution Surcharge

Following an appeal of the 2019 Rate Case decision, the ACC approved a Court Resolution Surcharge (“CRS”) mechanism that permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of selective catalytic reduction (“SCR”) technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $46.9 million of which has been collected as of March 31, 2026, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

Solar Export Price

Payments by APS for energy exported to the grid from residential DG solar facilities are determined using a Resource Comparison Proxy (“RCP”) methodology as determined in the ACC’s

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 1, 2026, APS filed an application for revisions to the RCP. This application requests a decrease to the RCP price to $0.05554 per kWh, reflecting a 10% annual reduction, to become effective September 1, 2026. APS cannot predict the outcome of this matter.

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

The ACC voted to send to the Secretary of State full repeals of the RES and EES rules on August 14, 2025 and September 17, 2025, respectively, for publication and to begin the public rulemaking process. On March 4, 2026, the Commission approved the ROO to repeal the RES Rules and directed Staff to create and file with the Office of the Attorney General a Notice of Final Rulemaking package. Both the Sierra Club and the State of Arizona Attorney General’s Office filed a request for rehearing of Decision No. 81677 on March 30, 2026. On April 2, 2026, a Notice of Final Rulemaking and Final Economic Impact Statement was delivered to the Attorney General’s Office. APS cannot predict the outcome of this matter.

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

On May 1, 2023, APS, Tucson Electric Power Company, and UNS Electric, Inc. filed a joint request for an extension to file the IRPs from August 1, 2023 to November 1, 2023. On June 21, 2023, the ACC granted the extension. As a result, APS filed its 2023 IRP on November 1, 2023. On January 31, 2024, stakeholders filed comments regarding the IRP, and APS filed its response to stakeholder comments on May 31, 2024. On July 31, 2024, the ACC held an IRP workshop where utilities and stakeholders presented on the 2023 IRPs. On October 8, 2024, the ACC acknowledged APS’s 2023 IRP and approved certain amendments to the IRP process, including requirements for APS to demonstrate system resource adequacy as well as analysis of impacts from western market participation and planned resource requirements in the next IRP, which is due to be filed on August 3, 2026.

Residential Electric Utility Customer Service Disconnections

In accordance with the ACC’s service disconnection rules, APS uses a calendar-based method to suspend the disconnection of residential customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). In addition, APS pauses shutting off residential customers for nonpayment in locations where the following day’s temperature is forecasted to be 95°F. Since the Annual Disconnection Moratorium began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts. Customers with past due balances of $75 or greater as the Annual Disconnection Moratorium nears its end are automatically placed on six-month payment arrangements prior to beginning the service disconnection process.

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

APS ceased coal-burning operations at Cholla in March 2025 and formally retired Cholla Units 1 and 3 on April 30, 2025. Upon the cessation of coal-fired operations, APS had approximately $81 million of remaining net-book value associated with Units 1 and 3 plant assets. APS is currently recovering in rates a return on the net-book value of its interest in Cholla and associated depreciation costs. In the 2025 Rate Case, APS has requested recovery in rates of the ongoing environmental remediation and CCR closure costs associated with Cholla and any remaining unrecovered plant costs. The 2025 Rate Case also includes a request for an ongoing deferral order relating to anticipated increased environmental remediation costs relating to Cholla that may be incurred after the 2025 Rate Case proceeding. APS cannot predict the outcome of this matter.

For Cholla Unit 2, APS has been allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, totaling $22.4 million as of March 31, 2026, in addition to a return on its investment. In the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to regulatory assets. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo Plant, $21.4 million as of March 31, 2026, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $1.4 million as of March 31, 2026. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. On June 18, 2025, the ACC denied APS’s request and recommended that wildfire related expenses be recovered in APS’s 2025 Rate Case.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 12, 2025, Arizona Governor Hobbs signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans.

On February 1, 2026, APS submitted its 2026 Comprehensive Wildfire Mitigation Plan for approval to the Department of Forestry and Fire Management (“DFFM”). On March 18, 2026, the DFFM held a public comment session for APS’s plan. The DFFM’s review of the plan is still in progress. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2026	December 31, 2025
Pension	(a)	$712,420	$723,042
Income taxes — AFUDC equity	2055	205,059	203,890
Palo Verde sale leaseback noncontrolling interests’ acquisition (b)	N/A	151,506	151,506
Ocotillo deferral	2034	96,220	99,931
Lease incentive (Note 17)	2045	88,817	90,005
SCR deferral (c)	2038	75,816	77,186
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	58,222	29,330
Deferred fuel and purchased power (c) (d)	2027	55,432	149,068
Retired power plant costs	2031	50,695	56,809
Income taxes — investment tax credit basis adjustment (Note 5)	2056	42,300	42,459
Deferred compensation	2036	32,936	32,204
FERC transmission true up	2028	31,138	21,471
Deferred property taxes	2027	13,207	15,349
Palo Verde VIEs (Note 9)	2046	8,834	8,582
Mead-Phoenix transmission line — contributions in aid of construction	2050	7,969	8,052
Loss on reacquired debt	2038	5,416	5,653
Active union medical trust	(e)	4,375	3,696
TEAM (c)	2031	3,715	3,879
Navajo coal reclamation	2026	1,438	2,516
PSA - interest	2027	681	5,679
DSM (c)	2026	206	15,706
Other	Various	4,537	3,353
Total regulatory assets (f)		$1,650,939	$1,749,366
Less: current regulatory assets		$196,729	$286,009
Total non-current regulatory assets		$1,454,210	$1,463,357
(a)This asset represents the future recovery of pension benefit obligations and expense through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to other comprehensive income/loss and result in lower future revenues.  The 2022 Rate Case decision allows for the full return on the pension asset in rate base. See Note 8 for further discussion.
(b)This asset relates to the purchase of previously leased interest in Palo Verde Unit 2. See Note 9.
(c)See “Cost Recovery Mechanisms” discussion above.
(d)Subject to a carrying charge.
(e)Collected in retail rates.
(f)There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base. FERC rates are set using a formula rate as described in “Transmission Rates, Transmission Cost Adjustor, and Other Transmission Matters.”

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2026	December 31, 2025
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$844,409	$847,572
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	199,607	200,161
AROs and removal costs	(b)	242,200	286,907
Other postretirement benefits	(c)	231,269	233,952
Four Corners coal reclamation	2038	97,458	97,988
Income taxes — deferred investment tax credit	2056	81,660	81,949
Income taxes — change in state rates	2054	56,040	56,260
RES (d)	2027	53,858	54,551
Sundance maintenance	2031	25,195	25,668
Spent nuclear fuel	2027	18,917	20,492
DSM (d)	2026	11,802	26,228
TCA Balancing Account (d)	2027	—	4,860
TEAM (d)	2032	3,587	3,738
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	—	3,641
Other	Various	2,516	3,063
Total regulatory liabilities		$1,868,518	$1,947,030
Less: current regulatory liabilities		$117,241	$210,909
Total non-current regulatory liabilities		$1,751,277	$1,736,121
(a)For purposes of presentation on the Statements of Cash Flows, amortization of the regulatory liabilities for excess deferred income taxes are reflected as “Deferred income taxes” under Cash Flows From Operating Activities.
(b)In accordance with regulatory accounting, APS accrues removal costs for its regulated assets, even if there is no legal obligation for removal.
(c)See Note 8.
(d)See “Cost Recovery Mechanisms” discussion above.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans		Other Benefits Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service cost-benefits earned during the period	$12,099	$10,949	$2,237	$1,982
Non-service costs (credits):
Interest cost on benefit obligation	37,612	38,976	4,979	5,102
Expected return on plan assets	(44,096)	(44,547)	(12,719)	(12,142)
Amortization of:
Prior service cost (credit)	151	—	—	(1,265)
Net actuarial loss (gain)	11,153	12,118	(2,700)	(2,899)
Net periodic benefit costs (credits)	$16,919	$17,496	$(8,203)	$(9,222)
Portion of costs (credits) charged to expense	$9,518	$10,461	$(6,509)	$(6,873)

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary contributions in 2026, 2027 or 2028; however, we continue to evaluate and assess our ongoing contribution strategy. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2026 and do not expect to make any contributions in 2026, 2027 or 2028. The Company was reimbursed $23 million in April 2026 for a prior year’s retiree medical claims from the other postretirement benefit plan trust assets.

9.     Variable Interest Entities

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

The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 11 for details regarding nuclear liability insurance. Claim payments to the insureds can only be made up to the amount of the Captive’s available assets. In the event that claims exceed the Captive’s available assets, Pinnacle West may be required to provide additional funding to the Captive. In addition to policies obtained through the Captive, Pinnacle West also has commercial and mutual insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs.

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

Consolidation of the Captive resulted in an increase in Pinnacle West’s net income for the three months ended March 31, 2026 and 2025 of $0.4 million and $0.7 million, respectively. These amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts the Pinnacle West Condensed Consolidated Statements of Income operations and maintenance expense, other income, and other expense line items.

Pinnacle West’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 include $42 million and $40 million, respectively, of assets relating to the Captive that is reported within the other special use funds line item. See Notes 14 and 15 for additional details on these investment holdings.

APS’s financial statements are not impacted by Pinnacle West’s consolidation of the Captive VIE.

APS

Palo Verde Sale Leaseback VIEs

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. In September 2025, APS purchased two of the three leased interests, the two related lease agreements were terminated and VIE consolidation treatment was discontinued for those two leases. Due to the purchases, APS now owns these previously leased interests, providing APS a total ownership interest in Palo Verde Unit 2 of 23.9%. APS’s remaining leased interest in Palo Verde Unit 2 is approximately 5.2%. See Note 12 in the 2025 Form 10-K for additional details regarding the two purchased leases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, one VIE lease arrangement remains in effect. The VIE lease agreement that was not subject to the purchase agreements is not impacted by the purchase transactions, and APS continues to consolidate this lessor VIE.
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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income three months ended March 31, 2026 and 2025 of $2 million and $4 million, respectively. The increase in net income due to consolidation of the VIE is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to the VIE (dollars in thousands):

	March 31, 2026	December 31, 2025
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$31,641	$32,035
Equity — Noncontrolling interests	42,811	40,617

Assets of the VIE are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our Condensed Consolidated Financial Statements.

APS is exposed to losses relating to the VIE upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIE’s noncontrolling equity participants and take title to the leased Unit 2 interest, which, if appropriate, may be required to be written-down in value.  If such an event were to occur during the lease period, APS may be required to pay the noncontrolling equity participant approximately $177 million in 2026 and up to $267 million over the lease term.

For regulatory ratemaking purposes, the lease agreement continues to be treated as an operating lease, and as a result, we have recorded a regulatory asset relating to the arrangement.

10.    Derivative Accounting

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 13 for details relating to Pinnacle West’s equity forward sale agreements and convertible notes. These equity-linked transactions are indexed to Pinnacle West common stock and qualify for a derivative scope exception and as such are not subject to mark-to-market accounting and are excluded from the derivative disclosures below.

Energy Derivatives

For its regulated operations, APS defers for future rate treatment 100% of the unrealized gains and losses on energy derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on energy derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate. See Note 7.  Gains and losses from energy derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2026	December 31, 2025
Power	Gigawatt-hour	542	542
Gas	Billion cubic feet	268	211

Gains and Losses from Energy Derivative Instruments

For the three months ended March 31, 2026 and 2025, APS had no energy derivative instruments in designated accounting hedging relationships.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2026	2025
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(25,897)	$116,704
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of APS’s risk management activities reported on a gross basis and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of APS’s Condensed Consolidated Balance Sheets (dollars in thousands):

As of March 31, 2026	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$12,614	$(12,231)	$383	$5	$388
Investments and other assets	2,396	(1,930)	466	—	466
Total assets	15,010	(14,161)	849	5	854

Current liabilities	(65,583)	12,231	(53,352)	(2,566)	(55,918)
Deferred credits and other	(7,649)	1,930	(5,719)	—	(5,719)
Total liabilities	(73,232)	14,161	(59,071)	(2,566)	(61,637)
Total	$(58,222)	$—	$(58,222)	$(2,561)	$(60,783)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to or received by counterparties that is subject to offsetting.
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
(b)No cash collateral has been provided to or received by counterparties that is subject to offsetting.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of March 31, 2026, we have no counterparties with positive exposure greater than 10% of Pinnacle West’s $0.9 million of net risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated results of operations for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

March 31, 2026
Aggregate fair value of derivative instruments in a net liability position	$69,364
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	30,038
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

As of March 31, 2026, we also have energy related non-derivative instrument contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $710 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against DOE in the Court of Federal Claims. The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act. On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs paid by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2025. APS is currently in the process of extending the settlement to cover costs paid through December 31, 2028.

APS has recovered costs for eleven claims pursuant to the terms of the August 15, 2014 settlement agreement, for eleven separate time periods during July 1, 2011, through October 31, 2024. The DOE has approved and paid approximately $174.3 million for these claims (APS’s share is approximately $50.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the ACC’s decision from the 2017 rate case, this regulatory liability is being refunded to customers. On October 31, 2025, APS submitted its twelfth claim on behalf of itself and the participant owners of Palo Verde pursuant to the terms of the settlement agreement in the amount of approximately $15.4 million (APS’s share is approximately $4.5 million). In February 2026, the DOE approved approximately $15.4 million of this claim.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by NEIL.  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24.3 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $66.9 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

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

Captive Insurance Cell

Pinnacle West has established a captive insurance program to supplement commercial and mutual insurance coverage for certain risks. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. These coverages may be supplemented with commercial and mutual insurance coverage. The Captive policies exclude nuclear liability at Palo Verde. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments, which in the event of an insured loss would be available to pay covered claims. In the event of an insured loss event, Pinnacle West may be required to provide additional funding to the Captive. The Captive is a VIE, and Pinnacle West is the primary beneficiary of the VIE and consolidates the assets and liabilities of the Captive. In addition to the policies obtained through the Captive, Pinnacle West also has commercial and mutual insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs. See Note 9 for additional details.

Fuel and Purchased Power Commitments and Purchase Obligations

As of March 31, 2026, our fuel and purchased power and purchase obligation commitments have increased by $2.8 billion from the information provided in our 2025 Form 10-K, primarily due to gas tolling lease contracts. See Note 17.

Other than the items described above, there have been no material changes, as of March 31, 2026, outside the normal course of business in contractual obligations from the information provided in our 2025 Form 10-K. See Note 6 for discussion regarding changes in our short-term and long-term debt obligations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Superfund and Other Related Matters

CERCLA establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to, or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible (each a “PRP”).  PRPs may be strictly, jointly, and severally liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, OU3, in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater RI/FS.  The RI/FS for OU3 was finalized and submitted to EPA at the end of 2022. EPA notified APS that the remedial investigation and feasibility study (“RI/FS”) was approved on September 11, 2024. On September 25, 2025, EPA executed a final ROD adopting the OU3 remedies proposed in the approved RI/FS OU3. APS’s expenditures related to this investigation and study are approximately $3 million. APS anticipates it may incur additional expenditures in the future, but because the final costs associated with remediation requirements set forth in the RI/FS and ROD are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated; however, APS does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

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

On February 28, 2022, EPA provided APS with a request for information under CERCLA related to the Ocotillo site located in Tempe, Arizona. In particular, EPA seeks information from APS regarding APS’s use, storage, and disposal of substances containing PFAS at the Ocotillo site in order to aid EPA’s investigation into actual or threatened releases of PFAS into groundwater within the South Indian Bend Wash Superfund site. The South Indian Bend Wash Superfund site includes the Ocotillo site. APS filed its response to this information request on April 29, 2022. On January 17, 2023, EPA contacted APS to inform APS that it would be commencing on-site investigations within the South Indian Bend Wash site, including Ocotillo, and performing a remedial investigation and feasibility study related to potential PFAS impacts to groundwater over the next two to three years. APS estimates that its costs to oversee and participate in the remedial investigation work will be approximately $1.7 million. At the present time, we are unable to predict the outcome of this matter, and any further expenditures related to necessary remediation, if any, or further investigations cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 25, 2024, EPA took final action on a proposal to expand the scope of federal CCR regulations to address the impacts from historical CCR disposal activities that would have ceased prior to 2015. This new class of CCRMUs, which contain at least 1,000 tons of CCR, broadly encompasses any location at an operating coal-fired power plant where CCRs would have been placed on land. This would include not only historically closed landfills and surface impoundments but also prior applications of CCR beneficial use (with exceptions for historical roadbed and embankment applications). Existing CCR regulatory requirements for groundwater monitoring, corrective action, closure, post-closure care, and other requirements will be imposed on such CCRMUs. Under EPA’s legacy 2024 CCRMU rule, initial CCRMU site surveys were originally due to be completed by February 2026 and final site investigation reports by February 2027.

On February 10, 2026, EPA published a final rule extending multiple compliance deadlines applicable to CCRMUs established under the prior rule. The final rule extends the deadline for completing Parts One and Two of Facility Evaluation Reports by one year to February 2027 and February 2028, respectively. EPA also extended associated compliance deadlines for groundwater monitoring and certain closure requirements. Subsequently, on April 9, 2026, EPA proposed a new regulation that contemplates a range of revisions to the 2024 legacy CCRMU rule, including full elimination of the 2024 standards among other alterations. EPA also proposes to expand the categories of activities that meet the definition of “beneficial use” of CCR, which is exempt from most federal CCR regulatory restrictions. In addition, EPA is proposing to authorize certain risk-based compliance alternatives for facilities subject to state or federal CCR permitting, which would allow adjustments to default standards for groundwater monitoring, groundwater protection standards, closure and post-closure care requirements, and additional measures concerning beneficial use.

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

APS currently disposes of CCR in ash ponds and dry storage areas at Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Cholla disposed of CCR in ash ponds and dry storage areas prior to ceasing coal-fired operations. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure as of April 11, 2021 (except for those disposal units at Cholla that had been subject to alternative closure, which initiated closure work on June 30, 2025). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS has also solicited input from the public and hosted public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cholla are captured within the AROs and removal costs within Regulatory Liabilities. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, we cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

As of May 10, 2024, several states, electric utility companies, affiliated trade associations, and other entities filed petitions for review of these regulations in the D.C. Circuit Court of Appeals. APS is participating in that litigation as part of an ad hoc coalition of electric utility companies, independent power producers, and trade groups, called Electric Generators for a Sensible Transition. On February 5, 2025, EPA filed an unopposed motion requesting that the D.C. Circuit Court of Appeals hold the GHG regulations case in abeyance for 60 days and withhold issuing an opinion while the new leadership at EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the Court granted EPA’s motion. EPA subsequently filed a second motion asking the Court to keep the GHG regulations case in abeyance for an indefinite period of time given EPA’s anticipated reconsideration of the rules, with

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPA providing status reports every 90 days. On April 25, 2025, the D.C. Circuit granted EPA’s motion for an indefinite abeyance. We cannot predict the outcome of the litigation challenging EPA’s current carbon emission standards for power plants.

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

Under EPA’s alternative proposal, only certain portions of the 2024 GHG regulations would be repealed based on a finding that they are unlawful, including the emission guidelines for existing fossil fuel-fired steam generating units (coal-fired power plants), the CCS-based standards for coal-fired steam generating units undertaking a large modification, and the CCS-based standards for new base-load stationary combustion turbines (i.e., those operating at greater than 40% annual capacity factors). This targeted approach would eliminate the CCS and natural gas co-firing technology-based pollution limits that would apply to both existing coal-fired power plants and new gas-fired combustion turbine power plants. However, efficiency-based standards for new combustion turbines would remain in place under this alternative proposal.

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

On February 18, 2026, EPA’s repeal of the 2009 “Endangerment Finding” was finalized and published in the Federal Register. This action is expected to provide legal and regulatory support for EPA’s pending proposals seeking to eliminate or significantly limit the scope of the current EPA carbon emission standards and guidelines for new and existing power plants. The repeal of the “Endangerment Finding” is subject to judicial review, with lawsuits being filed on February 18, 2026 in the D.C. Circuit Court of Appeals seeking to challenge the repeal. We cannot predict the outcome of the litigation.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2026, standby letters of credit totaled approximately $31.8 million and will expire through 2027, and surety bonds totaled approximately $24.4 million and will expire through 2028. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material as of March 31, 2026. In connection with the sale of Pinnacle West’s wholly-owned subsidiary, 4C Acquisition, LLC’s 7% interest in Units 4 and 5 of Four Corners to NTEC, Pinnacle West guaranteed certain obligations that NTEC has to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make PTC funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of March 31, 2026, there is approximately $25.5 million remaining relating to these PTC Guarantees that are expected to terminate by 2031.

Pinnacle West issued various performance guarantees in connection with a joint venture project, the Kūpono Solar Project, by BCE, a former subsidiary of Pinnacle West. BCE was sold to Ameresco in 2024 (the “BCE Sale”). Subsequent to the BCE Sale, Pinnacle West continues to maintain these Kūpono Solar Project investment financing guarantees and is exposed to losses relating to these guarantees upon the occurrence of certain events that we consider to be remote. Under the Kūpono Solar Project sale-leaseback financing, Pinnacle West has committed to certain performance guarantees that may apply upon the occurrence of specified events, such as uninsured loss events. Ameresco, the owner of the Kūpono Solar Project, has agreed to make efforts to refinance the project and eliminate these guarantees prior to 2030. Pinnacle West has not needed to perform under these guarantees. Maximum obligations are not explicitly stated in the guarantees and cannot be reasonably estimated. Ameresco is obligated to reimburse Pinnacle West for any payments made by Pinnacle West under such guarantees. We consider the fair value of these guarantees, including expected credit losses, to be immaterial.

12.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s consolidated other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Other income:
Interest income	$2,881	$5,996
Investment gain — net (a)	1,792	10,984
Miscellaneous	308	481
Total other income	$4,981	$17,461
Other expense:
Non-operating costs	$(2,462)	$(2,229)
Miscellaneous	(278)	(341)
Total other expense	$(2,740)	$(2,570)
(a)Primarily relates to El Dorado investment activities. See Note 18.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Other income:
Interest income	$2,520	$5,607
Miscellaneous	125	115
Total other income	$2,645	$5,722
Other expense:
Non-operating costs	$(2,390)	$(1,992)
Miscellaneous	(278)	(341)
Total other expense	$(2,668)	$(2,333)

13.    Common Stock Equity and Earnings Per Share

At-the-Market Program

On November 8, 2024, Pinnacle West opened its ATM Program, pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an at-the-market equity distribution program, which includes the ability to enter into forward sale agreements. Approximately $434 million of common stock is available to be sold under the ATM Program, which takes into account the forward sale agreements in effect as of March 31, 2026.

As of March 31, 2026, Pinnacle West had nine outstanding forward sale agreements under its ATM Program (collectively, the “ATM Forward Sale Agreements”). These agreements relate to approximately $466 million, on a gross basis, of common stock and may be settled at Pinnacle West’s discretion by issuing shares at the applicable forward sales price or, alternatively, by delivering cash in lieu of shares. On April 1, 2026, Pinnacle West entered into a tenth forward sale agreement relating to a total of $100 million, on a gross basis, of common stock, with a maturity date of September 30, 2027.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the outstanding ATM Forward Sale Agreements as of March 31, 2026 based on their contractual terms at the time each agreement was entered into, including the applicable forward sale prices and related aggregate contractual values, which may differ from the gross amount of common stock referenced above (dollars in thousands, except price per share):

ATM Forward Sale Agreements	Maturity Date (a)	Number of Shares	Forward Sales Price Per Share (b)		Aggregate Value
November 2024	June 30, 2026	552,833	$89.73		$49,606
March 2025	September 14, 2026	544,959	$90.83		$49,499
August 2025	February 16, 2027	543,001	$91.21		$49,527
September 2025	February 22, 2027	558,622	$88.69		$49,544
January 2026	July 2, 2027	119,553	$89.88		$10,745
March 2026	September 3, 2027	646,674	$99.52		$64,357
March 2026	September 10, 2027	490,537	$100.94		$49,515
March 2026	September 18, 2027	488,813	$101.28		$49,507
March 2026	September 30, 2027	916,930	$98.12		$89,969
		4,861,922	$95.08	(c)	$462,269
(a)    Maturity date may be extended.
(b)    Subject to certain adjustments.
(c)    Total weighted-average share price.

Non-ATM February 2024 Forward Sale Agreements

In addition to the ATM Forward Sale Agreements, Pinnacle West also has Forward Sale Agreements that were entered into on February 28, 2024 (the “February 2024 Forward Sale Agreements”). These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. The terms of the February 2024 Forward Sale Agreements also allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares. The February 2024 Forward Sale Agreements were partially settled in December 2024, September 2025, and December 2025. In August 2025, APS amended the February 2024 Forward Sale Agreements with Wells Fargo Bank, National Association, to extend the maturity date of those forward confirmations to December 31, 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the outstanding February 2024 Forward Sale Agreements as of March 31, 2026 (dollars in thousands, except price per share):

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2026, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as long term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, net of approximately $3 million in unamortized debt issuance costs. The estimated fair value of the Convertible Notes as of March 31, 2026 was approximately $597 million (Level 2 within the fair value hierarchy).

As of March 31, 2026, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were shares of Pinnacles West’s common stock included in diluted EPS relating to the potential conversion of the Convertible Notes, but no shares included in basic EPS.

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (dollars and shares in thousands, except earnings per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common shareholders	$32,920	$(4,644)

Weighted average common shares outstanding — basic	121,360	119,594
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	444	498
Dilutive shares related to equity forward sale agreements (a)	1,722	1,669
Dilutive shares related to convertible debt instruments (b)	252	—
Total contingently issuable shares (c)	2,418	2,167

Weighted average common shares outstanding — diluted	123,778	121,761
Earnings per weighted-average common share outstanding
Net income (loss) attributable to common shareholders — basic	$0.27	$(0.04)
Net income (loss) attributable to common shareholders — diluted	$0.27	$(0.04)
(a)    For the three months ended March 31, 2026 and 2025 the diluted weighted-average common shares excludes 16,127 and 4,636 shares, respectively relating to the ATM Program. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.
(b)     For the three months ended March 31, 2026 and 2025 the diluted weighted-average common shares excludes 0 and 192,754 shares, respectively relating to the Convertible Notes. These potentially issuable shares were excluded from the calculation of diluted shares as their inclusion would have been antidilutive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)    No contingently issuable shares were excluded from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2026. For the three months ended March 31, 2025, 2,167,000 contingently issuable shares were excluded from the calculation of diluted weighted-average common shares outstanding, as their inclusion would have been antidilutive due to the Net Loss results.

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trusts and other special use funds. On an annual basis, we apply fair value measurements to plan assets held in our retirement and other benefit plans. See Note 7 in the 2025 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Nuclear Decommissioning Trusts and Other Special Use Funds

The nuclear decommissioning trusts and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account, the active union employee medical account, and the Captive. See Note 15 for additional discussion about our investment accounts.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value as of March 31, 2026 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$11,142	$—	$(10,288)	(a)	$854

Nuclear decommissioning trusts:
Equity securities	18,541	—	—	3,557	(b)	22,098
U.S. commingled equity funds	—	—	—	478,770	(c)	478,770
U.S. Treasury debt	369,970	—	—	—		369,970
Corporate debt	—	249,372	—	—		249,372
Mortgage-backed securities	—	217,924	—	—		217,924
Municipal bonds	—	34,288	—	—		34,288
Other fixed income	—	20,395	—	—		20,395
Subtotal nuclear decommissioning trusts	388,511	521,979	—	482,327		1,392,817

Other special use funds:
Equity securities	64,850	—	—	2,012	(b)	66,862
U.S. Treasury debt	370,883	—	—	—		370,883
Subtotal other special use funds (d)	435,733	—	—	2,012		437,745

Total assets	$824,244	$533,121	$—	$474,051		$1,831,416

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(35,908)	$(33,456)	$7,727	(a)	$(61,637)
(a)Represents counterparty netting, margin, and collateral. See Note 10.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $41.4 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities. See Note 9.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents the fair value at December 31, 2025 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

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
(a)Represents counterparty netting, margin, and collateral. See Note 10.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $40.3 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities. See Note 9.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Electricity Forward Contracts (a)	$—	$26,789	Discounted cash flows	Electricity forward price (per MWh)	$31.79	-	$138.31	$71.57
Natural Gas Forward Contracts (a)	—	6,667	Discounted cash flows	Natural gas forward price (per Million British Thermal Units (“MMBtu”))	$(0.79)	-	$0.14	$0.03
Total	$—	$33,456
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2025 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$—	$21,913	Discounted cash flows	Electricity forward price (per MWh)	$41.51	-	$149.37	$80.20
Natural Gas Forward Contracts (a)	—	1,797	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.07)	-	$0.36	$0.04
Total	$—	$23,710
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2026	2025
Balance at beginning of period	$(23,710)	$(15,039)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(14,577)	(5,823)
Settlements	4,831	(2,287)
Transfers into Level 3 from Level 2	—	(59)
Transfers from Level 3 into Level 2	—	368
Balance at end of period	$(33,456)	$(22,840)
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in regulatory liabilities. Activities relating to APS coal mine reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Account

APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. In April 2026, APS was reimbursed $13 million for active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory assets. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

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

The following tables present the unrealized gains and losses based on the original cost of the investment and summarize the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	March 31, 2026
	Fair Value				Total Unrealized Gains		Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$497,311	$64,850	$562,161		$407,542	(d)	$(139)
Available for sale-fixed income securities	891,949	370,883	1,262,832	(a)	11,497		(18,344)
Other	3,557	2,012	5,569	(b)	—		—
Total	$1,392,817	$437,745	$1,830,562	(c)	$419,039		$(18,483)
(a)As of March 31, 2026, the amortized cost basis of these available-for-sale investments is $1,270 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $41.4 million of other special use fund investments in equity securities relating to investments held by the Captive.
(d)All amounts pertain to APS, with the exception of $2.8 million of unrealized gains relating to investments held by the Captive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Fair Value				Total Unrealized Gains		Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$519,562	$62,573	$582,135		$433,044	(d)	$(1)
Available for sale-fixed income securities	898,403	369,055	1,267,458	(a)	18,765		(14,993)
Other	(3,799)	3,199	(600)	(b)	—		—
Total	$1,414,166	$434,827	$1,848,993	(c)	$451,809		$(14,994)
(a)As of December 31, 2025, the amortized cost basis of these available-for-sale investments is $1,265 million.
(b)Represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $40.3 million of other special use fund investments in equity securities relating to investments held by the Captive.
(d)All amounts pertain to APS, with the exception of $3.2 million of unrealized gains relating to investments held by the Captive.

The following table sets forth realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2026
Realized gains	$4,720	$16		$4,736
Realized losses	$(2,797)	$—		$(2,797)
Proceeds from the sale of securities (a)	$447,883	$64,351	(b)	$512,234
2025
Realized gains	$1,658	$—		$1,658
Realized losses	$(2,761)	$—		$(2,761)
Proceeds from the sale of securities (a)	$416,601	$69,213	(c)	$485,814
(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS.
(c)    All amounts pertain to APS, with the exception of $25.3 million of other special use fund proceeds from the sale of securities relating to the Captive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Income Securities Contractual Maturities

The fair value fixed income securities summarized by contractual maturities as of March 31, 2026 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$32,191	$108,470	$39,753	$180,414
1 year – 5 years	299,067	49,806	156,363	505,236
5 years – 10 years	168,027	—	16,491	184,518
Greater than 10 years	392,664	—	—	392,664
Total	$891,949	$158,276	$212,607	$1,262,832

16.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West’s consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended March 31
Balance December 31, 2025	$(32,980)		$572	$(32,408)
Other comprehensive loss before reclassifications	—		(43)	(43)
Amounts reclassified from accumulated other comprehensive loss	502	(a)	—	502
Balance March 31, 2026	$(32,478)		$529	$(31,949)

Balance December 31, 2024	$(31,661)		$719	$(30,942)
Other comprehensive income before reclassifications	—		350	350
Amounts reclassified from accumulated other comprehensive loss	498	(a)	—	498
Balance March 31, 2025	$(31,163)		$1,069	$(30,094)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS’s accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended March 31
Balance December 31, 2025	$(15,457)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	410	(a)
Balance March 31, 2026	$(15,047)

Balance December 31, 2024	$(14,116)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	406	(a)
Balance March 31, 2025	$(13,710)
(a) These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

17.    Leases

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

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. The lessor trust entities have been deemed VIEs for which APS is the primary beneficiary. As the primary beneficiary, APS consolidated these lessor trust entities. The impacts from these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  In September 2025, two of the three leased interests were purchased by APS. As of March 31, 2026, one VIE lease arrangement remains in effect. See Note 9.

APS is party to PPAs that allow it the right to the generation capacity from certain natural-gas fueled generators during certain months of each year throughout the term of the arrangements. As APS only has rights to use the assets during certain periods of each year, the leases have non-consecutive periods of use. APS does not operate or maintain the leased assets. APS controls the dispatch of the leased assets during the months of use and is required to pay a fixed monthly capacity payment during these periods of use. For these types of leased assets, APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. In addition to the fixed monthly capacity payments, APS must also pay variable charges based on the actual production volume of the assets. The variable consideration is not included in the measurement of our lease obligation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2026, APS modified two existing purchase power operating lease agreements. These agreements relate to natural-gas tolling purchase power agreements. Among other changes, the modifications extend the expiration date of the leases, change the periods of use, and modify the pricing. The modified lease agreements continue to qualify as operating lease agreements. These will now terminate in October 2038 and December 2046.

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

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Lease Cost - PPAs and Energy Storage PPA Lease Contracts	$54,390	$12,547
Operating Lease Cost - Land, Property, and Other Equipment	6,301	5,337
Total Operating Lease Cost	60,691	17,884
Variable Lease Cost (a)	25,313	21,370
Short-term Lease Cost	875	592
Total Lease Cost	$86,879	$39,846
(a)    Primarily relates to PPA lease contracts.

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to PPAs and energy storage PPA lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income and are subject to recovery under the PSA or RES. See Note 7. The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES. Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable PPA lease contracts. Payments under most renewable PPA lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements, we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	March 31, 2026
Year	PPAs and Energy Storage PPA Lease Contracts	Land, Property and Equipment Leases	Total
2026 (remaining nine months of 2026)	$308,967	$16,360	$325,327
2027	391,311	19,667	410,978
2028	431,553	16,975	448,528
2029	436,730	14,842	451,572
2030	442,013	10,620	452,633
2031	447,410	4,719	452,129
Thereafter	5,478,135	55,397	5,533,532
Total lease commitments	7,936,119	138,580	8,074,699
Less imputed interest	3,885,636	41,552	3,927,188
Total lease liabilities	$4,050,483	$97,028	$4,147,511

We recognize lease assets and liabilities upon lease commencement. As of March 31, 2026, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $11.8 billion over the terms of the agreements. These arrangements primarily relate to energy storage PPA assets. We expect lease commencement dates ranging from April 2026 through June 2028, with lease terms expiring through June 2048.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$61,114		$17,207
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$404,869	(a)	$763,437	(b)

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	17 years	15 years
Weighted average discount rate (c)	8.72%	5.48%
(a)Primarily relates to two PPA operating lease agreements that were modified in 2026.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.    El Dorado Equity Investments

Equity Method Investments

El Dorado holds investments in equity securities accounted for under the equity method. The equity method of accounting is applied when we have the ability to exercise significant influence over the operating and financial policies of an investee. The equity method has been applied to El Dorado’s equity investment holdings in SAI and Copper Sky.

SAI — SAI is a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado holds common stock in SAI and maintains a seat on SAI’s board of directors.

Copper Sky — Copper Sky, previously AZ-VC, is a limited liability company fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona. El Dorado holds Class A Membership interests in the fund.

These equity method investments are included in the other assets line item on Pinnacle West’s Condensed Consolidated Balance Sheets. The following table presents El Dorado’s ownership percentages and carrying value of investments accounted for under the equity method (dollars in millions):

Investee	Pinnacle West Ownership Percentage as of March 31, 2026	March 31, 2026	December 31, 2025
SAI (a)	17%	$26	$21
Copper Sky (b)	23%	16	15
Total equity method investments		$42	$36
(a)El Dorado has no further funding commitments to SAI.
(b)El Dorado has a $25.0 million funding commitment to Copper Sky, previously AZ-VC, of which approximately $16.8 million has been funded as of March 31, 2026.

Our share of the investees’ earnings or losses are recognized in other income and other expense on Pinnacle West’s Condensed Consolidated Statements of Income. For the three months ended March 31, 2026, the net equity method earnings relating to these investments was $5.9 million. For the three months ended March 31, 2025, the net equity method earnings relating to these investments was $11.8 million.

Other Investments

El Dorado holds investments in other equity securities to which the equity method of accounting does not apply due to lack of significant influence over the investees’ operating and financial policies. These equity investments do not have readily determinable fair values, and we have elected the measurement alternative for these investments. Investments accounted for under the measurement alternative are carried at cost adjusted for impairments or observable price changes. The Pinnacle West Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 include $25.2 million and $25.1 million, respectively, relating to these other El Dorado equity investments. These

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investments are carried at cost, as no impairments or observable price changes have occurred as of March 31, 2026.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes to the Condensed Consolidated Financial Statements (“Notes”) that appear in Item 1 of this report. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2025 Form 10-K and Part II, Item 1A of this report.

OVERVIEW
Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $31 billion. We derive essentially all of our revenues and earnings from our principal subsidiary, APS. Since 1886, APS and its affiliates have provided energy and energy-related products to people and businesses throughout Arizona. APS is Arizona’s largest and longest-serving electric company and generates safe, affordable and reliable electricity for approximately 1.5 million retail customers in 11 of Arizona’s 15 counties. APS is also the operator and co-owner of Palo Verde — a primary source of electricity for the southwestern United States. Our other active subsidiaries are El Dorado and PNW Power.

Strategic Overview

Our vision is to create a sustainable energy future for Arizona. Our mission is to serve customers with safe, reliable, and affordable energy. We are committed to delivering operational excellence at the lowest cost possible while aspiring to lower carbon emissions over time.

Reliable

As energy demand in Arizona continues to grow, we remain committed to delivering reliable service to our customers. We have a goal of achieving top quartile reliability as compared to peers. Key elements to delivering reliable service include resource and transmission planning to maintain resource adequacy, distribution automation and resiliency investments, predictive and preventative maintenance programs, seasonal readiness programs, emergency preparedness, and securing a reliable supply chain. Securing a reliable grid requires ongoing infrastructure investments in addition to investments to support new customer growth.

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

Additional natural gas capacity is necessary to support reliable service and meet increasing energy needs. However, existing natural gas pipelines into Arizona are currently committed. As a result, in July 2025, APS executed a gas transportation precedent agreement to secure a long-term supply of natural gas. The new pipeline is expected to be operational by late 2029 and will be owned and operated by a third-party. APS plans to add up to 2,000 MW of flexible natural gas generation to its portfolio, designed to help meet the growing around-the-clock energy needs in Arizona. APS continues to explore additional development opportunities to meet Arizona’s growing needs.

Palo Verde, one of the nation’s largest carbon-free energy resources, serves as a foundational part of APS’s resource portfolio. The plant is a critical asset to the Southwest, generating more than 32 million MWh – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-neutral future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy. APS owns or leases 29.1% of Units 1, 2, and 3 Palo Verde. In June 2025, APS entered into agreements to purchase two of the three leased interests in Unit 2. The two subject leased interests represented approximately 7% or 94 MW of Unit 2. The transaction closed in September 2025, leaving one remaining lease for approximately 5.2% of Unit 2 that expires in 2033. See Note 9 for more information. The 2025 Rate Case includes pro forma adjustments to account for these acquisitions.

In March 2026, APS announced its intention to renew the operating licenses for all three units at Palo Verde, which would extend operations from the mid-2040s through the mid-2060s. APS continues to evaluate and pursue options for reliably serving growing customer energy needs and demand.

Wildfire Efforts. Wildfire safety remains a critical focus for APS and other utilities. APS has increased investment in fire mitigation efforts to clear defensible space around its infrastructure, continue ongoing system upgrades, build partnerships with government entities and first responders, and educate customers and communities. APS also increased spend on grid technology to enable fast-trip relay response, also known as Enhanced Powerline Safety Settings. These programs contribute to customer reliability, fire ignition avoidance, responsible forest management, and safe communities. With wildfire events occurring across the U.S. and North America over the last few years, APS has been devoting and intends to continue to devote substantial efforts to analyzing and developing enhancements to its systems and processes to mitigate fire risk within its service territory and communities, including by hardening our infrastructure, deploying new technologies where appropriate, increasing situational awareness, implementing operational changes, and enhancing our wildfire response capabilities.

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

APS was selected by DOE’s Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program and is contingent on APS negotiating and executing final grant agreements with GDO. Additionally, on May 12, 2025, Arizona Governor Hobbs signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans. Pursuant to that legislation, APS has submitted its Comprehensive Wildfire Mitigation Plan to the Arizona Department of Forestry and Fire Management for review and approval. APS anticipates that process will conclude sometime in the second quarter of 2026; however, APS cannot predict the outcome of this matter. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Affordable

We are committed to keeping bills as low as possible for our customers while maintaining high levels of reliability. Inflation has dramatically impacted the cost of goods and services in recent years as shown by the Consumer Price Index for All Urban Consumers (“CPI-U”), which from 2018 through 2024 rose nationally 24.9% and 32.1% in Phoenix. Despite this, APS’s average residential rates remained well-below those inflation figures, rising 16.2% for the same period according to the U.S. Energy Information Administration. Inflation has moderated from earlier highs, with CPI-U rising 2.4% nationally and 1.7% in Phoenix over the 12 months ended February 2026. As a result of increased tariffs and supply chain constraints, APS amended several of its agreements from its ASRFP issued in 2023 to mitigate these cost impacts. However, APS remains cautious of potential price increases as a result of the ongoing Iranian conflict and current and proposed tariffs, which could lead to higher costs and supply chain constraints, while also continuing to monitor the outcome of the U.S. Supreme Court’s decision regarding the validity of certain tariffs and any other related executive or legislative action.

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

APS has seen increasing demand from large load customers in recent years. In the 2025 Rate Case, APS requested adjustments to rate designs and modification of cost allocation methodologies to ensure growth pays for growth and reduce cross-subsidization by customer classes. In line with the 2025 Rate Case, APS has developed an approach it believes will allow for these large load customers to fund the incremental infrastructure needed to serve them through long-term contracts where they cover capital costs and assume development risks, accelerating their path to service and ensuring those infrastructure costs are borne by those customers rather than residential or small business customers.

There are also external opportunities that allow APS to deliver more affordable energy to customers, such as APS’s participation in western energy markets and programs. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from the Southwest Power Pool. The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS is a funding party to the implementation phase of Markets+ and expects to go live in the market in October 2027. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and plans to transition to full-binding participation in 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability. Until the transition to Markets+, APS will continue to participate in the Western Energy Imbalance Market (“WEIM”) as a tool for creating savings for APS’s customers from the real-time only, voluntary market. APS expects that its participation in the WEIM and future participation in Markets+ will lower its fuel and purchased-power costs, improve situational awareness for systems operations in the Western Interconnection, and improve integration of APS’s resources.

Resource Planning—Prioritizing Reliability and Affordability

APS remains focused on providing reliable energy at the lowest cost possible while striving to lower emissions over time and continues to look for opportunities to support reliability through dispatchable resources, such as gas and the potential extension of coal beyond 2031. APS’s diverse portfolio of existing and planned resources includes biomass, biogas, coal, energy storage, geothermal, natural gas, nuclear, solar, and wind. Every three years, APS performs an IRP, a comprehensive study to identify what resources will be necessary to safely, reliably, and affordably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably and affordably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy-generating resources to reliably serve customers’ future energy needs. APS expects to file its next IRP later in 2026, which will provide an updated view on the resource types and volumes necessary to maintain reliability for a rapidly expanding customer base. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the ASRFP process, with the most recent ASRFP being issued in 2025. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources.

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

In terms of recent solicitations, APS issued an ASRFP on June 30, 2023, pursuant to which APS procured 3,606 MW of battery storage, 517 MW of natural gas, 2,649 MW of solar, and 500 MW of wind resources expected to be in service from 2026 to 2028. APS issued another ASRFP on November 20, 2024, pursuant to which it signed an amendment and extension to each of two existing gas tolling agreements, securing 600 MW under each agreement through 2038 and 2046, respectively. The scope of projects being negotiated out of the 2024 ASRFP reflects both the expanse of the 2023 ASRFP and the reality of adjusting to tariffs and changing federal policy.

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

Regulatory Overview

2025 Rate Case

On June 13, 2025, APS filed the 2025 Rate Case application with the ACC seeking a net base rate increase of $579.5 million, which represents a 13.99% net increase. The requested net increase addresses a total base revenue deficiency of $662.4 million, offset by proposed adjustor transfers of cost recovery to base rates.

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

On March 2 and March 18, 2026, the ACC Staff, RUCO, and other intervenors filed their initial written testimony with the ACC. ACC Staff’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $525.2 million total base revenue increase, (ii) a 9.55% to 9.80% return on equity, (iii) a 0.20% return on the increment of fair value, and (iv) 12-months of post-test year plant. RUCO’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $200.2 to $278.1 million total base revenue increase, (ii) a 9.00% to 9.20% return on equity, (iii) a 0.0% return on the increment of fair value, and (iv) 0 to 12-months of post-test year plant.

On April 3, 2026 , APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are as follows:

•a total revenue requirement increase of $694.2 million, or a net revenue requirement increase of $611.3 million after adjustor transfers;
•maintaining a return on equity request of 10.7%;
•reducing the return on the increment of fair value from 1.0% to 0.9%;
•maintaining a post-test year plant request of 12 months and updating the impacted projects, including Ironwood solar and Sundance; and
•an integrated set of FRAM modifications that are intended to be evaluated together:
◦allowing for an earnings test “deadband” range of +/- 40 basis points to APS’s authorized return before an adjustment to the FRAM would be required;
◦limiting projected plant to six months;
◦elimination of the SRB and TEAM following the first annual adjustment pursuant to the FRAM;
◦retention of the 120-day review and challenge period; and
◦elimination of the interim rate reset by accepting Commission approval prior to implementation (subject to an automatic reversion provision).

On May 1, 2026, ACC Staff, RUCO, and other intervenors filed their surrebuttal testimonies with the ACC, which are publicly available on the ACC’s eDocket website. APS is currently evaluating the surrebuttal testimony and plans to file its rejoinder testimony on May 11, 2026.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the GAC for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, AriSEIA, SEIA, and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued the Limited Rehearing ROO on December 3, 2024, which recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties has subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. APS cannot predict the outcome of these proceedings.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, ALCG, and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court, which is pending at this time. APS cannot predict the outcome of this matter.

See Note 7 for more information regarding these and additional regulatory matters.

Captive Insurance Cell

Pinnacle West is the primary beneficiary of a protected cell captive insurance cell. The Captive provides insurance coverage to Pinnacle West and our subsidiaries that supplements commercial and mutual insurance coverage. The Captive insures Pinnacle West and its subsidiaries for terrorism coverage, excess liability including certain wildfire coverage, excess property insurance, and excess employment practice liability. The Captive policies exclude nuclear liability at Palo Verde. See Note 9. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments.

Tax Incentives

The IRA significantly expanded the availability of tax credits for investments in clean energy generation technologies and energy storage. Key provisions included (i) an extension of tax credits for solar and wind generation, including a new option for solar investments to claim a PTC in lieu of the ITC beginning in 2022; (ii) expansion of the ITC to cover stand-alone energy storage technology beginning in 2023; (iii) introduction of technology neutral clean energy ITCs and PTCs beginning in 2025; and (iv) introduction of a new Nuclear PTC, available from 2024 through 2032.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA curtailed several clean energy tax credits initially passed in the IRA, including a new phase out deadline for wind and solar ITCs and PTCs that requires projects to either begin construction within one year of enactment or be placed in service by December 31, 2027. Additionally, the OBBBA contained provisions restricting clean energy projects, including energy storage, which begin construction after December 31, 2025, and receive “material assistance from a prohibited foreign entity,” from being eligible for clean energy ITCs or PTCs.

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

El Dorado

El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and/or holds the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $21 million has been funded as of March 31, 2026. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in Copper Sky, previously AZ-VC, of which approximately $17 million has been funded as of March 31, 2026. Copper Sky is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $2 million has been funded as of March 31, 2026. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI, a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method and has an investment carrying value of approximately $26 million as of March 31, 2026.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.2% for the period ended March 31, 2026 compared with the prior-year period. For the three years through 2025, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2026 and the average annual growth to be in the range of 1.5% to 2.5% through 2030 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 9.4% for the period ended March 31, 2026 compared with the prior-year period. While steady customer growth was somewhat offset by lower usage among residential customers, energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main drivers of increased revenues for this period were continued strong sales to commercial and industrial customers and the continued ramp-up of new data center and large manufacturing customers. On account of the growth of large load customers as a proportion of our business, in the first quarter of 2025, we updated our procedures with respect to estimates of unbilled revenues. This resulted in a downward adjustment to unbilled revenues in that quarter, which contributes approximately 2.0% to 2026 year-to-date sales growth as compared to the same period last year.

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

Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also receiving incremental requests for service from large load customers with very high energy demands that persist virtually around-the-

clock, such as data centers for AI and large manufacturers. These incremental requests for service by large load customers far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. Because of the high growth in demand for such projects, APS has developed a queue that identifies and prioritizes projects while maintaining system reliability and affordability for existing APS customers. APS is also exploring available options for developing additional electric generation and transmission to meet these projections of future customer needs as a part of the company’s “growth pays for growth” strategy, such as long-term contracts with large load customers to pay for the costs associated with the incremental infrastructure needed to provide service without compromising reliability and affordability for existing customers.

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

Weather. In forecasting the retail sales growth numbers provided above, we assume normal weather patterns based on historical data. Our experience indicates that typical variations from normal weather can result in increases and decreases in annual net income of up to $30 million. However, since 2020, extreme weather events, such as record-setting summer heat and decreased annual precipitation in our service territory, have resulted in increases in annual net income that are more than historically typical on average.

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

Pension and Other Postretirement Non-Service Credits, Net. Pension and other postretirement non-service credits can be impacted by changes in our actuarial assumptions. The most relevant actuarial assumptions are the discount rate used to measure our net periodic costs/credit, the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term, mortality assumptions and assumed healthcare cost trend rates. We review these assumptions on an annual basis and adjust them, as necessary. See Note 8.

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

Operating Results – Three-month period ended March 31, 2026, compared with three-month period ended March 31, 2025.

Our consolidated net income attributable to common shareholders for the three months ended
March 31, 2026 was $33 million, compared with consolidated net loss attributable to common shareholders of $5 million for the prior-year period.  The results reflect an increase of approximately $38 million, primarily as a result of higher transmission revenues, lower operations and maintenance expenses, the effects of weather, due primarily to extreme heat during February and March, the hottest on record in APS’s service territory, and customer usage, growth and related pricing. These positive factors were partially offset by higher interest charges, lower other income due to El Dorado investment gains recognized in the prior year, higher income taxes due to higher pre-tax income, partially offset by higher tax credits, and higher depreciation and amortization expenses mostly due to increased plant additions and intangible assets, partially offset by operations ceasing at Cholla in 2025.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Net Change	2026	2025	Net Change
Operating revenues	$1,150	$1,032	$118	$1,150	$1,032	$118
Fuel and purchased power	(437)	(380)	(57)	(437)	(380)	(57)
Operating revenues less fuel and purchased power (a)	713	652	61	713	652	61
Operations and maintenance	(277)	(300)	23	(273)	(297)	24
Depreciation and amortization	(240)	(235)	(5)	(240)	(235)	(5)
Taxes other than income taxes	(62)	(59)	(3)	(62)	(59)	(3)
Allowance for equity funds used during construction	15	13	2	15	13	2
Pension and other postretirement non-service credits, net	4	3	1	4	3	1
Other income and (expense), net	(1)	14	(15)	(3)	3	(6)
Interest charges, net of allowance for borrowed funds used during construction	(116)	(95)	(21)	(92)	(79)	(13)
Income (taxes) benefit	(1)	6	(7)	(8)	3	(11)
Less: Net income related to noncontrolling interests	(2)	(4)	2	(2)	(4)	2
Net Income (Loss) Attributable to Common Shareholders	$33	$(5)	$38	$52	$—	$52
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

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $61 million higher for the three months ended March 31, 2026 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Higher transmission revenues (Note 7)	$27	$—	$27
Effects of weather	30	8	22
Higher retail revenues due to changes in usage patterns and customer growth, partially offset by the impacts of energy efficiency and related pricing	44	24	20
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	25	21	4
Lower demand side management regulatory surcharges and related operations and maintenance costs, partially offset by higher renewable energy regulatory surcharges	(9)	2	(11)
Miscellaneous items, net	1	2	(1)
Total	$118	$57	$61
Operations and maintenance.  Operations and maintenance expenses decreased $23 million for the three months ended March 31, 2026 compared with the prior-year period, primarily due to:

•a decrease of $14 million related to non-nuclear generation costs, primarily due to lower planned outages;
•a decrease of $10 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•a decrease of $7 million related to information technology costs;
•an increase of $2 million related to nuclear generation costs;
•an increase of $2 million related to transmission, distribution, and customer service costs;
•an increase of $2 million related to employee benefit costs;
•an increase of $4 million related to corporate resource costs; and
•a decrease of $2 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $5 million higher for the three months ended March 31, 2026 compared to the prior-year period, primarily due to increased plant additions and intangible assets, partially offset by operations ceasing at Cholla in 2025.

Other income and expense, net. Other income and expense, net was $15 million lower for the three months ended March 31, 2026 compared to the prior-year period, primarily due to investment gains in El Dorado recognized in the prior year and lower PSA interest income. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s gain in investment in El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $19 million higher for the three months ended March 31, 2026 compared to the prior-year period, primarily due to higher debt balances.

Income taxes.  Income taxes were $7 million higher for the three months ended March 31, 2026 compared with the prior-year period, primarily due to higher pre-tax income, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity ratio below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  As of March 31, 2026, APS’s common equity ratio, as defined, was 50%.  APS’s total shareholder equity was approximately $8.9 billion, and total capitalization, as calculated pursuant to the ACC order, was approximately $17.7 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $7.1 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Pinnacle West has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. Approximately $434 million of common stock is available to be issued under the ATM

Program, which takes into account the forward sale agreements in effect as of March 31, 2026. Pinnacle West also has forward sale agreements from an equity offering in February 2024 in effect as of March 31, 2026. See “Financing Cash Flows and Liquidity—Equity Offerings” below and Note 13 for more information.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,
	2026	2025	Net Change
Net cash flow provided by operating activities	$235	$402	$(167)
Net cash flow used for investing activities	(551)	(586)	35
Net cash flow provided by financing activities	316	190	126
Net increase (decrease) in cash and cash equivalents	$—	$6	$(6)

APS Consolidated

	Three Months Ended March 31,
	2026	2025	Net Change
Net cash flow provided by operating activities	$254	$409	$(155)
Net cash flow used for investing activities	(547)	(583)	36
Net cash flow provided by financing activities	293	179	114
Net increase (decrease) in cash and cash equivalents	$—	$5	$(5)

 Operating Cash Flows

Three-month period ended March 31, 2026 compared with three-month period ended March 31, 2025. Pinnacle West’s consolidated net cash provided by operating activities was $235 million in 2026 compared to $402 million in 2025, a decrease of $167 million in net cash provided, primarily due to $74 million higher payments for operations and maintenance costs, $53 million higher working capital, $50 million in higher payments for fuel and purchased power costs, $27 million in higher interest paid on debt and $25 million higher payments for other taxes paid; partially offset by $65 million higher cash receipts from electric revenues.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The expected minimum required cash contributions for the pension plan are zero for the next three years and we do not expect to make any voluntary cash contributions in 2026, 2027 or 2028; however, we continue to evaluate and assess our ongoing contribution strategy. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2026 and do not expect to make any contributions in 2026, 2027 or 2028. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status.

Investing Cash Flows

Three-month period ended March 31, 2026 compared with three-month period ended March 31, 2025. Pinnacle West’s consolidated net cash used for investing activities was $551 million in 2026 compared to $586 million in 2025, a decrease of $35 million primarily related to a $39 million increase in contributions in aid of construction partially offset by an $8 million increase in capital expenditures. See “Capital Expenditures” below for additional details.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2026 compared with three-month period ended March 31, 2025. Pinnacle West’s consolidated net cash provided by financing activities was $316 million in 2026 compared to $190 million in 2025, an increase of $126 million in net cash provided primarily due to an increase of $595 million higher issuances of long-term debt; partially offset by a $465 million decrease in short-term borrowings.

Significant Financing Activities.  On April 22, 2026, the Pinnacle West Board of Directors declared a dividend of $0.91 per share of common stock, payable on June 1, 2026, to shareholders of record on May 4, 2026.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 6 for more information on available credit facilities.

Equity Offerings. Pinnacle West entered into certain equity forward sale agreements in February 2024 and has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. See Note 13. The following table summarizes the activity relating to these forward sale agreements and the ATM Program as of March 31, 2026 (dollars in thousands, except price per share):

Forward Sale Agreements	Number of Shares		Forward Sales Price Per Share		Aggregate Value
February 2024 Forward Sale Agreements
Initial Price	11,240,601		$64.51	(a)	$725,131

Settlements
December 23, 2024	5,377,115	(b)	$64.17		$345,049	(c)
September 4, 2025	243,186	(b)	$63.12		$15,350	(c)
December 18, 2025	1,193,950	(b)	$62.82		$75,004	(c)

ATM Program
Initial Price	4,861,922		$95.08	(a) (d)	$462,269
(a)    Subject to certain adjustments.
(b)    Physical delivery.
(c)    Proceeds recorded in common equity on the Condensed Consolidated Balance Sheets.
(d) Weighted-average price for the total ATM Program.

Other Financing Matters.  See Note 10 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  As of March 31, 2026, the ratio was approximately 61% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 28, 2026, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Senior unsecured	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

Contractual Obligations

Pinnacle West’s contractual obligations have not materially changed during the three months ended March 31, 2026 as compared to the 2025 Form 10-K, except as disclosed in Note 6 - “Debt and Liquidity Matters” and Note 11 - “Commitments and Contingencies” to the Combined Notes to condensed consolidated financial statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. There have been no changes to our critical accounting policies and estimates since our 2025 Form 10-K. See “Critical Accounting Policies and Estimates” in Item 7 of the 2025 Form 10-K for further details about our critical accounting policies and estimates.

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

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust, other special use funds (see Notes 14 and 15), and benefit plan assets.  The nuclear decommissioning trust, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning, coal reclamation, and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$(26)	$(42)
Decrease (increase) in regulatory asset	(32)	128
Balance at end of period	$(58)	$86

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) as of March 31, 2026, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2025 Form 10-K for more discussion of our valuation methods.

Source of Fair Value	2026	2027	2028	2029	2030	Total Fair Value
Observable prices provided by other external sources	$(24)	$(1)	$(1)	$1	$—	$(25)
Prices based on unobservable inputs	(30)	(2)	—	(1)	—	(33)
Total by maturity	$(54)	$(3)	$(1)	$—	$—	$(58)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2026 Gain (Loss)		December 31, 2025 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$3	$(3)	$3	$(3)
Natural gas	56	(56)	58	(58)
Total	$59	$(59)	$61	$(61)
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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  See Note 10 for a discussion of our credit valuation adjustment policy.

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2026.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2026.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2025 Form 10-K with regard to pending or threatened litigation and other matters.

See Note 7 for ACC and FERC-related matters.

See Note 11 for information regarding environmental matters, Superfund-related matters and other disputes and proceedings.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2025 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS. The risks described in the 2025 Form 10-K are not the only risks facing Pinnacle West and APS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

ITEM 5.    OTHER INFORMATION

Union Matters

On April 30, 2026, the International Brotherhood of Electrical Workers (“IBEW”) voted in favor of a two-year contract extension, extending the current collective bargaining agreement with wage increases through April 1, 2028.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 22, 2025	3.1 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.2	Pinnacle West	Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS Form 8-K Report filed February 25, 2020	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 16, 2012	3.3 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.4	APS	Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report	2/20/2009

4.1	Pinnacle West APS	Thirty-Third Supplemental Indenture dated as of March 12, 2026	4.1 to Pinnacle West/APS March 10, 2026 Form 8-K Report	3/12/2026

31.1	Pinnacle West	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	APS	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(a)	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Pinnacle West APS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	Inline XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(a) Furnished herewith as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 4, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 4, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)