Form 10-Q
period 2026-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2026-08-04
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 28, 2026:	121,197,234
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 28, 2026:	71,264,947

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASRFP	All-source request for proposal
ASU	Accounting Standards Update
ATM Program	At-the-market equity distribution program
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation
BESS	Battery energy storage system
Captive	Captive Insurance Cell
CCR	Coal combustion residuals
CCRMU	Coal combustion residuals management unit
CCS	Carbon capture and sequestration or utilization controls
CERCLA or Superfund	Comprehensive Environmental Response Compensation and Liability Act
Cholla	Cholla Power Plant
DG	Distributed Generation
DOE	United States Department of Energy
DSM	Demand Side Management
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
ELG	Effluent Limitation Guidelines
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FRAM	Formula Rate Adjustment Mechanism
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
NAAQS	National Ambient Air Quality Standards
Navajo Plant	Navajo Generating Station
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
NEIL	Nuclear Electric Insurance Limited
Ocotillo	Ocotillo Power Plant
Palo Verde	Palo Verde Generating Station or PVGS
PFAS	Per- and polyfluoroalkyl compounds
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” “us,” and “our” refer to Pinnacle West unless the context requires otherwise)
PNW Power	Pinnacle West Power, LLC, a subsidiary of the Company
PPA	Power purchase agreement
PSA	Power Supply Adjustor
PTC	Production tax credit
Redhawk	Redhawk Power Plant
RES	Renewable Energy Standard
ROD	Record of Decision
ROO	Recommended Opinion and Order
ii

Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight and Financing Rate
SRB	System Reliability Benefit Mechanism
Sundance	Sundance Power Plant
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
WEIM	Western Energy Imbalance Market
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

OPERATING REVENUES (Note 4)	$1,455,749	$1,358,751	$2,605,346	$2,391,031

OPERATING EXPENSES
Fuel and purchased power	558,498	477,008	995,227	857,079
Operations and maintenance	283,387	286,605	560,087	586,714
Depreciation and amortization	243,226	228,893	483,084	463,833
Taxes other than income taxes	61,684	57,651	123,656	117,005
Other expense	3,282	1,042	6,446	1,626
Total	1,150,077	1,051,199	2,168,500	2,026,257
OPERATING INCOME	305,672	307,552	436,846	364,774
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	17,052	14,767	31,834	28,016
Pension and other postretirement non-service credits, net (Note 8)	5,018	3,692	9,000	6,650
Other income (Note 12)	13,096	12,104	18,077	29,565
Other expense (Note 12)	(6,570)	(4,259)	(9,310)	(6,829)
Total	28,596	26,304	49,601	57,402
INTEREST EXPENSE
Interest charges	133,601	113,527	259,360	218,470
Allowance for borrowed funds used during construction	(11,402)	(11,559)	(21,265)	(21,661)
Total	122,199	101,968	238,095	196,809
Income Before Income Taxes	212,069	231,888	248,352	225,367
Income taxes	31,302	35,018	32,471	28,835
Net Income	180,767	196,870	215,881	196,532
Less: Net income attributable to noncontrolling interests (Note 9)	2,193	4,306	4,387	8,612
Net Income Attributable to Common Shareholders	$178,574	$192,564	$211,494	$187,920

Weighted-average common shares outstanding - basic	121,306	119,517	121,333	119,555
Weighted-average common shares outstanding - diluted	124,494	121,865	124,136	121,813

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$1.47	$1.61	$1.74	$1.57
Net income attributable to common shareholders - diluted	$1.43	$1.58	$1.70	$1.54

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME	$180,767	$196,870	$215,881	$196,532

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $(6), $(18), $8 and $(18)	18	(294)	(25)	56
Pension and other postretirement benefit activity, net of tax benefit (expense) of $(295), $69, $(460) and $(95)	897	(53)	1,399	445
Total other comprehensive income (loss)	915	(347)	1,374	501

COMPREHENSIVE INCOME	181,682	196,523	217,255	197,033
Less: Comprehensive income attributable to noncontrolling interests	2,193	4,306	4,387	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$179,489	$192,217	$212,868	$188,421

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,124	$6,604
Customer and other receivables	775,549	579,831
Accrued unbilled revenues (Note 4)	283,012	173,692
Allowance for doubtful accounts (Note 4)	(22,405)	(25,495)
Materials and supplies (at average cost)	603,676	546,329
Income tax receivable	3,494	5,979
Fossil fuel (at average cost)	21,564	18,824
Assets from risk management activities (Note 10)	5	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	—	149,068
Other regulatory assets (Note 7)	150,106	136,941
Other current assets	178,791	108,686
Total current assets	2,002,916	1,703,709
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,467,958	1,414,166
Other special use funds (Notes 14 and 15)	431,869	434,827
Assets from risk management activities (Note 10)	—	5,137
Other assets	168,703	144,997
Total investments and other assets	2,068,530	1,999,127
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	27,914,887	27,370,296
Accumulated depreciation and amortization	(9,303,903)	(9,012,021)
Net	18,610,984	18,358,275
Construction work in progress	2,196,736	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	31,248	32,035
Intangible assets, net of accumulated amortization	535,799	575,978
Nuclear fuel, net of accumulated amortization	133,649	104,274
Total property, plant and equipment	21,508,416	20,720,104
DEFERRED DEBITS
Regulatory assets (Note 7)	1,451,328	1,463,357
Operating lease right-of-use assets (Note 17)	5,010,817	3,649,669
Assets for other postretirement benefits (Note 8)	399,461	399,334
Other	135,406	96,299
Total deferred debits	6,997,012	5,608,659

TOTAL ASSETS	$32,576,874	$30,031,599

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$641,564	$680,203
Accrued taxes	188,912	186,605
Accrued interest	115,015	105,637
Common dividends payable	110,284	110,022
Short-term borrowings (Note 6)	818,600	757,005
Current maturities of long-term debt (Note 6)	775,000	600,000
Customer deposits	79,063	63,776
Liabilities from risk management activities (Note 10)	70,984	35,141
Deferred fuel and purchased power regulatory liability (Note 7)	61,437	—
Liabilities for asset retirements	57,776	71,698
Operating lease liabilities (Note 17)	193,207	188,586
Regulatory liabilities (Note 7)	133,206	210,909
Other current liabilities	126,477	151,444
Total current liabilities	3,371,525	3,161,026
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	9,775,808	9,205,676
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	10,143	1,495
Deferred income taxes	2,520,548	2,470,932
Regulatory liabilities (Note 7)	1,783,225	1,736,121
Liabilities for pension benefits (Note 8)	181,187	167,636
Liabilities for asset retirements	1,242,259	1,198,601
Customer advances	852,524	632,169
Coal mine reclamation	163,784	159,587
Deferred investment tax credit	303,008	308,261
Unrecognized tax benefits	108,673	105,484
Operating lease liabilities (Note 17)	4,942,680	3,548,365
Other	246,423	249,171
Total deferred credits and other	12,354,454	10,577,822
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock, no par value; 300,000,000 shares authorized, 121,238,487 and 120,950,839 shares issued at respective dates	3,227,362	3,231,372
Treasury stock at cost; 46,968 and 46,968 shares at respective dates	(3,323)	(3,323)
Total common stock	3,224,039	3,228,049
Retained earnings	3,841,749	3,850,817
Accumulated other comprehensive loss (Note 16)	(31,034)	(32,408)
Total shareholders’ equity	7,034,754	7,046,458
Noncontrolling interests (Note 9)	40,333	40,617
Total equity	7,075,087	7,087,075

TOTAL LIABILITIES AND EQUITY	$32,576,874	$30,031,599
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,881	$196,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	517,249	492,225
Allowance for equity funds used during construction	(31,834)	(28,016)
Deferred income taxes	23,893	1,439
Deferred investment tax credit	(5,253)	(3,301)
Stock compensation	12,858	12,356
Changes in current assets and liabilities:
Customer and other receivables	(199,090)	(47,587)
Accrued unbilled revenues	(109,320)	(95,424)
Materials, supplies and fossil fuel	(60,087)	(25,497)
Income tax receivable	2,485	—
Deferred fuel and purchased power	(69,325)	(95,850)
Deferred fuel and purchased power amortization	279,830	201,035
Other current assets	(43,243)	(41,851)
Accounts payable	(49,408)	127,970
Accrued taxes	2,307	29,597
Other current liabilities	21,552	1,182
Change in long-term regulatory assets	19,074	38,992
Change in long-term regulatory liabilities	8,863	44,860
Change in other long-term assets	(126,896)	(140,504)
Change in operating lease assets	32,746	138,439
Change in other long-term liabilities	211,877	(56,639)
Change in operating lease liabilities	(24,887)	(86,632)
Net cash provided by operating activities	629,272	663,326
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,357,028)	(1,332,068)
Contributions in aid of construction	177,299	107,716
Allowance for borrowed funds used during construction	(21,265)	(21,661)
Proceeds from nuclear decommissioning trusts sales and other special use funds	997,627	919,644
Investment in nuclear decommissioning trusts and other special use funds	(990,269)	(920,785)
Other	(6,662)	(6,178)
Net cash used for investing activities	(1,200,298)	(1,253,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,092,665	795,404
Repayment of long-term debt	(350,000)	(800,000)
Short-term borrowings and (repayments), net	61,595	436,549
Short-term debt borrowings under term loan facility	—	400,000
Dividends paid on common stock	(218,740)	(210,150)
Common stock equity issuance and (purchases), net	(7,302)	(6,166)
Capital activities by noncontrolling interests	(4,672)	(10,628)
Net cash provided by financing activities	573,546	605,009
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,520	15,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,604	3,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,124	$18,841
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	121,233,629	$3,219,691	(46,968)	$(3,323)	$3,883,738	$(31,949)	$42,811	$7,110,968
Net income		—		—	178,574	—	2,193	180,767
Other comprehensive income		—		—	—	915	—	915
Dividends on common stock ($1.82 per share)		—		—	(220,565)	—	—	(220,565)
Issuance of common stock (a)	4,858	7,671		—	—	—	—	7,671
Capital activities by noncontrolling interests		—		—	—	—	(4,672)	(4,672)
Other		—		—	2	—	1	3
Balance, June 30, 2026	121,238,487	$3,227,362	(46,968)	$(3,323)	$3,841,749	$(31,034)	$40,333	$7,075,087

(a)	See Note 13 for information related to our equity forward sale agreements.

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	119,445,299	$3,109,612	(46,968)	$(3,323)	$3,662,313	$(30,094)	$107,474	$6,845,982
Net income		—		—	192,564	—	4,306	196,870
Other comprehensive loss		—		—	—	(347)	—	(347)
Dividends on common stock ($1.79 per share)		—			(213,731)	—	—	(213,731)
Issuance of common stock (a)	27,640	9,792		—	—	—	—	9,792
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	2	—	—	2
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940

(a)	See Note 13 for information related to our equity forward sale agreements.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	120,950,839	$3,231,372	(46,968)	$(3,323)	$3,850,817	$(32,408)	$40,617	$7,087,075
Net income		—		—	211,494	—	4,387	215,881
Other comprehensive income		—		—	—	1,374	—	1,374
Dividends on common stock ($1.82 per share)		—		—	(220,565)	—	—	(220,565)
Issuance of common stock (a)	287,648	(4,010)		—	—	—	—	(4,010)
Capital activities by noncontrolling interests		—		—	—	—	(4,672)	(4,672)
Other		—		—	3	—	1	4
Balance, June 30, 2026	121,238,487	$3,227,362	(46,968)	$(3,323)	$3,841,749	$(31,034)	$40,333	$7,075,087

(a)See Note 13 for information related to our equity forward sale agreements.

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
Net income		—		—	187,920	—	8,612	196,532
Other comprehensive income		—		—	—	501	—	501
Dividends on common stock ($1.79 per share)		—		—	(213,731)	—	—	(213,731)
Issuance of common stock (a)	329,157	(2,213)		—	—	—	—	(2,213)
Capital activities by noncontrolling interests		—		—	—	—	(10,628)	(10,628)
Other		—		—	—	—	1	1
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940

(a)See Note 13 for information related to our equity forward sale agreements.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

OPERATING REVENUES (Note 4)	$1,455,749	$1,358,751	$2,605,346	$2,391,031

OPERATING EXPENSES
Fuel and purchased power	558,498	477,008	995,227	857,079
Operations and maintenance	281,122	285,211	554,437	581,862
Depreciation and amortization	243,208	228,876	483,050	463,799
Taxes other than income taxes	61,677	57,642	123,640	116,978
Other expense	3,282	1,042	6,446	1,626
Total	1,147,787	1,049,779	2,162,800	2,021,344
OPERATING INCOME	307,962	308,972	442,546	369,687
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	17,052	14,767	31,834	28,016
Pension and other postretirement non-service credits, net (Note 8)	5,228	3,916	9,433	7,116
Other income (Note 12)	1,775	3,674	4,420	9,396
Other expense (Note 12)	(5,766)	(3,890)	(8,434)	(6,223)
Total	18,289	18,467	37,253	38,305
INTEREST EXPENSE
Interest charges	108,024	91,915	209,818	180,686
Allowance for borrowed funds used during construction	(11,402)	(11,559)	(21,265)	(21,661)
Total	96,622	80,356	188,553	159,025
Income Before Income Taxes	229,629	247,083	291,246	248,967
Income taxes	36,210	38,679	43,882	35,978
Net Income	193,419	208,404	247,364	212,989
Less: Net income attributable to noncontrolling interests (Note 9)	2,193	4,306	4,387	8,612
Net Income Attributable to Common Shareholder	$191,226	$204,098	$242,977	$204,377

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME	$193,419	$208,404	$247,364	$212,989

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(282), $44, $(417) and $(89)	860	(136)	1,270	270
Total other comprehensive income (loss)	860	(136)	1,270	270

COMPREHENSIVE INCOME	194,279	208,268	248,634	213,259
Less: Comprehensive income attributable to noncontrolling interests	2,193	4,306	4,387	8,612

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$192,086	$203,962	$244,247	$204,647

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,764	$4,143
Customer and other receivables	774,217	592,146
Accrued unbilled revenues (Note 4)	283,012	173,692
Allowance for doubtful accounts (Note 4)	(22,405)	(25,495)
Materials and supplies (at average cost)	603,676	546,329
Fossil fuel (at average cost)	21,564	18,824
Assets from risk management activities (Note 10)	5	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	—	149,068
Other regulatory assets (Note 7)	150,106	136,941
Other current assets	178,046	102,820
Total current assets	1,994,985	1,701,718
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,467,958	1,414,166
Other special use funds (Notes 14 and 15)	385,736	394,514
Assets from risk management activities (Note 10)	—	5,137
Other assets	55,477	50,912
Total investments and other assets	1,909,171	1,864,729
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	27,914,005	27,369,414
Accumulated depreciation and amortization	(9,303,021)	(9,011,139)
Net	18,610,984	18,358,275
Construction work in progress	2,196,736	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	31,248	32,035
Intangible assets, net of accumulated amortization	535,644	575,823
Nuclear fuel, net of accumulated amortization	133,649	104,274
Total property, plant and equipment	21,508,261	20,719,949
DEFERRED DEBITS
Regulatory assets (Note 7)	1,451,328	1,463,357
Operating lease right-of-use assets (Note 17)	5,009,873	3,648,658
Assets for other postretirement benefits (Note 8)	392,477	392,348
Other	134,598	95,600
Total deferred debits	6,988,276	5,599,963

TOTAL ASSETS	$32,400,693	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$635,832	$672,518
Accrued taxes	196,786	176,968
Accrued interest	107,233	98,434
Common dividends payable	110,600	110,000
Short-term borrowings (Note 6)	540,000	507,305
Current maturities of long-term debt (Note 6)	250,000	250,000
Customer deposits	79,063	63,776
Liabilities from risk management activities (Note 10)	70,984	35,141
Deferred fuel and purchased power regulatory liability (Note 7)	61,437	—
Liabilities for asset retirements	57,776	71,698
Operating lease liabilities (Note 17)	193,051	188,437
Regulatory liabilities (Note 7)	133,206	210,909
Other current liabilities	125,739	159,039
Total current liabilities	2,561,707	2,544,225
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	10,143	1,495
Deferred income taxes	2,476,683	2,427,765
Regulatory liabilities (Note 7)	1,783,225	1,736,121
Liabilities for pension benefits (Note 8)	179,563	164,892
Liabilities for asset retirements	1,242,259	1,198,601
Customer advances	852,524	632,169
Coal mine reclamation	163,784	159,587
Deferred investment tax credit	303,008	308,261
Unrecognized tax benefits	124,255	121,066
Operating lease liabilities (Note 17)	4,941,715	3,547,321
Other	231,164	232,661
Total deferred credits and other	12,308,323	10,529,939
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITALIZATION
Common stock	178,162	178,162
Additional paid-in capital	4,591,696	4,491,696
Retained earnings	4,249,317	4,227,237
Accumulated other comprehensive loss (Note 16)	(14,187)	(15,457)
Total shareholder equity	9,004,988	8,881,638
Noncontrolling interests (Note 9)	40,333	40,617
Total equity	9,045,321	8,922,255
Long-term debt less current maturities (Note 6)	8,485,342	7,889,940
Total capitalization	17,530,663	16,812,195

TOTAL LIABILITIES AND EQUITY	$32,400,693	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247,364	$212,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	517,215	492,191
Allowance for equity funds used during construction	(31,834)	(28,016)
Deferred income taxes	23,230	(8,702)
Deferred investment tax credit	(5,253)	(3,301)
Changes in current assets and liabilities:
Customer and other receivables	(185,443)	(47,549)
Accrued unbilled revenues	(109,320)	(95,424)
Materials, supplies and fossil fuel	(60,087)	(25,497)
Deferred fuel and purchased power	(69,325)	(95,850)
Deferred fuel and purchased power amortization	279,830	201,035
Income tax receivable	—	5,421
Other current assets	(48,364)	(41,854)
Accounts payable	(47,455)	125,387
Accrued taxes	19,818	44,905
Other current liabilities	12,633	(12,544)
Change in long-term regulatory assets	19,074	38,992
Change in long-term regulatory liabilities	8,863	44,860
Change in other long-term assets	(113,551)	(117,624)
Change in operating lease assets	32,679	138,376
Change in other long-term liabilities	223,225	(43,634)
Change in operating lease liabilities	(24,808)	(86,558)
Net cash provided by operating activities	688,491	697,603
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,357,028)	(1,332,068)
Contributions in aid of construction	177,299	107,716
Allowance for borrowed funds used during construction	(21,265)	(21,661)
Proceeds from nuclear decommissioning trusts sales and other special use funds	991,873	869,190
Investment in nuclear decommissioning trusts and other special use funds	(980,469)	(870,331)
Other	1,157	(756)
Net cash used for investing activities	(1,188,433)	(1,247,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	594,840	—
Repayment of long-term debt	—	(300,000)
Short-term borrowings and (repayments), net	32,695	385,500
Short-term debt borrowings under term loan facility	—	400,000
Equity infusion from Pinnacle West	100,000	300,000
Dividends paid on common stock	(220,300)	(213,900)
Capital activities by noncontrolling interests	(4,672)	(10,628)
Net cash provided by financing activities	502,563	560,972
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,621	10,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,143	3,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,764	$14,480
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2026	71,264,947	$178,162	$4,491,696	$4,278,990	$(15,047)	$42,811	$8,976,612
Equity infusion from Pinnacle West		—	100,000	—	—	—	100,000
Net income		—	—	191,226	—	2,193	193,419
Other comprehensive income		—	—	—	860	—	860
Dividends on common stock		—	—	(220,900)	—	—	(220,900)
Capital activities by noncontrolling interests		—	—	—	—	(4,672)	(4,672)
Other		—	—	1	—	1	2
Balance, June 30, 2026	71,264,947	$178,162	$4,591,696	$4,249,317	$(14,187)	$40,333	$9,045,321

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2025	71,264,947	$178,162	$4,116,696	$3,992,700	$(13,710)	$107,474	$8,381,322
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	204,098	—	4,306	208,404
Other comprehensive loss		—	—	—	(136)	—	(136)
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	4	—	—	4
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	71,264,947	$178,162	$4,491,696	$4,227,237	$(15,457)	$40,617	$8,922,255
Equity infusion from Pinnacle West		—	100,000	—	—	—	100,000
Net income		—	—	242,977	—	4,387	247,364
Other comprehensive income		—	—	—	1,270	—	1,270
Dividends on common stock		—	—	(220,900)	—	—	(220,900)
Capital activities by noncontrolling interests		—	—	—	—	(4,672)	(4,672)
Other		—	—	3	—	1	4
Balance, June 30, 2026	71,264,947	$178,162	$4,591,696	$4,249,317	$(14,187)	$40,333	$9,045,321

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	204,377	—	8,612	212,989
Other comprehensive income		—	—	—	270	—	270
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(10,628)	(10,628)
Other		—	—	2	—	1	3
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries, including APS, El Dorado, and PNW Power. Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited Condensed Consolidated Financial Statements for Pinnacle West include the accounts of Pinnacle West and its subsidiaries as well as a VIE related to the Captive. The unaudited Condensed Consolidated Financial Statements for APS include the accounts of APS and the Palo Verde VIEs. In September 2025, APS purchased two of the three leased interests, resulting in the termination of the related lease agreements and discontinuation of VIE consolidation for those leases. As of June 30, 2026, one Palo Verde VIE lease arrangement remains active. See Note 9 for further discussion on Pinnacle West’s VIEs and APS’s remaining VIE. El Dorado is a wholly-owned subsidiary that invests in energy-related and Arizona community-based ventures. PNW Power is a wholly-owned subsidiary that holds certain investments in wind and transmission joint venture projects. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds/credits	$8,112	$7,743
Interest, net of amounts capitalized	223,625	189,041
Significant non-cash investing and financing activities:
Accrued capital expenditures	291,902	312,762
Dividends accrued but not yet paid	110,284	106,869

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds/credits	$10,260	$10,369
Interest, net of amounts capitalized	177,122	158,073
Significant non-cash investing and financing activities:
Accrued capital expenditures	291,902	312,762
Dividends accrued but not yet paid	110,600	106,900
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles our reportable segment’s revenues, significant expenses, and net income (loss) to the Pinnacle West consolidated amounts (dollars in millions):

	Three Months Ended June 30,
	2026			2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$1,456	$—	$1,456	$1,359	$—	$1,359
Fuel and purchased power	(558)	—	(558)	(477)	—	(477)
Operations and maintenance	(281)	(2)	(283)	(285)	(2)	(287)
Depreciation and amortization	(243)	—	(243)	(229)	—	(229)
Taxes other than income taxes	(62)	—	(62)	(58)	—	(58)
Allowance for equity funds used during construction	17	—	17	15	—	15
Pension and other postretirement non-service credits, net	5	—	5	4	—	4
Other income and (expense), net	(8)	10	2	(2)	9	7
Interest charges, net of allowance for borrowed funds used during construction	(97)	(25)	(122)	(80)	(22)	(102)
Income (taxes) benefit	(36)	5	(31)	(39)	4	(35)
Less: Net income attributable to noncontrolling interests	(2)	—	(2)	(4)	—	(4)
Net Income (Loss) Attributable to Common Shareholders	$191	$(12)	$179	$204	$(11)	$193

	Six Months Ended June 30,
	2026			2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$2,605	$—	$2,605	$2,391	$—	$2,391
Fuel and purchased power	(995)	—	(995)	(857)	—	(857)
Operations and maintenance	(554)	(6)	(560)	(582)	(5)	(587)
Depreciation and amortization	(483)	—	(483)	(464)	—	(464)
Taxes other than income taxes	(124)	—	(124)	(117)	—	(117)
Allowance for equity funds used during construction	32	—	32	28	—	28
Pension and other postretirement non-service credits, net	9	—	9	7	—	7
Other income and (expense), net	(10)	11	1	2	20	22
Interest charges, net of allowance for borrowed funds used during construction	(189)	(49)	(238)	(159)	(38)	(197)
Income taxes	(44)	12	(32)	(36)	7	(29)
Less: Net income attributable to noncontrolling interests	(4)	—	(4)	(9)	—	(9)
Net Income (Loss) Attributable to Common Shareholders	$243	$(32)	$211	$204	$(16)	$188

The following table reconciles our reportable segment’s assets to the Pinnacle West consolidated amount (dollars in millions):

	June 30, 2026			December 31, 2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Total Assets	$32,401	$176	$32,577	$29,886	$146	$30,032

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2026-02, Environmental Credits and Environmental Credit Obligations

In May 2026, a new accounting standard was issued establishing comprehensive accounting requirements for environmental credits and environmental credit obligations. Prior to the issuance of this new standard, GAAP did not include specific guidance relating to these type of instruments and activities. The new standard defines environmental credits and environmental credit obligations and provides a framework for recognition, measurement, presentation, and disclosure.

Entities will be required to capitalize or expense an environmental credit based on the entity’s planned use. Environmental credits probable of being used for regulatory compliance purposes, sold, or used in nonreciprocal transfers will qualify to be recognized as assets. Generally, environmental credit assets will initially be measured at cost, with certain exceptions. Environmental credits held solely for voluntary initiatives are required to be expensed as costs are incurred. For environmental credit obligations, entities will be required to recognize liabilities that arise from existing or enacted laws, statutes, or ordinances to prevent, control, reduce, or remove emissions or other pollution that may be settled with environmental credits. Liabilities will be measured assuming the reporting date is the end of the compliance period. The liabilities will initially be measured at a cost associated with the credit used to settle the obligation, and may be funded or unfunded obligations. The standard requires gross presentation of credits and obligations and expanded disclosures regarding credit types, intended use, estimates, and financial statement impacts.

The new standard will become effective for us on January 1, 2028, with early adoption permitted. Entities must adopt the standard using a retrospective approach through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption, without recasting any financial statement information before the period of adoption. We are currently evaluating the impacts on our financial statements of adopting this new standard, as well as the date we

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will adopt this guidance. As required, we will adopt the standard using the retrospective transition approach.

4.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenues disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail Electric Service
Residential	$695,702	$651,666	$1,189,403	$1,100,589
Non-Residential	708,268	654,038	1,310,001	1,178,895
Wholesale Energy Sales	13,709	17,893	28,685	42,717
Transmission Services for Others	29,188	31,996	61,215	57,543
Other Sources	8,882	3,158	16,042	11,287
Total Operating Revenues	$1,455,749	$1,358,751	$2,605,346	$2,391,031

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2026 were $1,451 million and $2,575 million, respectively, and for the three and six months ended June 30, 2025 were $1,345 million and $2,364 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2026 our revenues that do not qualify as revenue from contracts with customers were $5 million and $30 million, respectively, and for the three and six months ended June 30, 2025 were $14 million and $27 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 7 for a discussion of our regulatory cost recovery mechanisms.

Allowance for Doubtful Accounts
The allowance for doubtful accounts represents our best estimate of customer and other receivables and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance includes a write-off component that is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success. We continuously monitor the impacts of our disconnection policies, payment arrangements, among other considerations impacting our estimated write-off factor and allowance for doubtful accounts.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Balance at beginning of period	$25,495	$24,849
Bad debt expense	13,528	28,603
Actual write-offs	(16,618)	(27,957)
Balance at end of period	$22,405	$25,495

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has claimed a $33.4 million benefit for the Nuclear PTC on its 2024 tax return using a revenue requirement methodology to determine its gross receipts from nuclear sales. In the continued absence of IRS guidance regarding the definition of gross receipts from nuclear sales, management intends to utilize this same methodology to claim a 2025 credit of $39.6 million. Additionally, utilizing this same methodology, the Company estimates that it may be eligible to claim a 2026 tax credit of $35-$40 million. These benefits include the five times multiplier for complying with IRS prevailing wage rules. However, due to the continued lack of IRS guidance, management believes that there remains uncertainty as to whether the IRS will ultimately agree with the Company’s gross receipts methodology. As a result, as of June 30, 2026, the Company’s Nuclear PTC benefits are recorded as uncertain tax positions and the Company continues to not recognize any income tax benefits related to the Nuclear PTC.

In March 2026, the IRS notified the Company of its intent to examine the Company’s 2022 and 2023 federal tax returns. In May 2026, the IRS notified the Company of its intent to also include tax year 2024 into the current audit cycle. Because the examination is in its preliminary stages, we are unable at this time to predict the outcome of this matter and whether it will have a material impact on our financial position, results of operations, or cash flows.

6.      Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

As of June 30, 2026, Pinnacle West had a $300 million revolving credit facility that matures on February 18, 2031. Pinnacle West has the option to increase the amount of the facility by $100 million to a total of $400 million, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $300 million commercial paper program, bank borrowings, and issuances of letters of credit. As of June 30, 2026, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $104 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2026 was 3.85%.

Pinnacle West has an outstanding 364-day $175 million term loan facility that matures on December 3, 2026. Borrowings under the facility bear interest at SOFR plus 0.80% per annum. On December 3, 2025, Pinnacle West drew the full amount of $175 million.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2026, Pinnacle West issued $500 million of 4.65% senior unsecured notes that mature June 1, 2029. The net proceeds from the issuance were used to repay $350 million of floating rate senior unsecured notes that were due to mature June 10, 2026, to pay down $50 million of short-term indebtedness consisting of commercial paper, and for general corporate purposes.

APS

As of June 30, 2026, APS had a $1.7 billion revolving credit facility that matures on February 18, 2031. APS has the option to increase the amount of the facility by $400 million to a total of $2.1 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. The facility is available to support APS’s general corporate purposes, including support for APS’s $1.5 billion commercial paper program, bank borrowings, and issuances of letters of credit. As of June 30, 2026, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $540 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on June 30, 2026 was 3.92%.

On March 10, 2026, APS issued $600 million of 5.10% senior unsecured notes that mature March 15, 2036. The net proceeds from the issuances were used to repay short-term indebtedness consisting of commercial paper and for general corporate purposes.

On June 5, 2026, Pinnacle West contributed $100 million into APS in the form of an equity infusion. APS used this contribution to pay down short-term indebtedness consisting of commercial paper.

The ACC has authorized a limit on yearly equity infusions into APS equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points. On July 31, 2026, APS submitted an application to the ACC requesting to increase the long-term debt limit from $9.5 billion to $12 billion.  APS cannot predict the outcome of this matter.

See “Financial Assurances” in Note 11 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,815,466	$1,937,539	$1,665,736	$1,731,388
APS	8,735,342	7,943,535	8,139,940	7,433,142
Total	$10,550,808	$9,881,074	$9,805,676	$9,164,530

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 2 and March 18, 2026, the ACC Staff, Residential Utility Consumer Office (“RUCO”), and other intervenors filed their initial written testimony with the ACC. ACC Staff’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $525.2 million total base revenue increase, (ii) a 9.55% to 9.80% return on equity, (iii) a 0.20% return on the increment of fair value, and (iv) 12 months of post-test year plant. RUCO’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $200.2 to $278.1 million total base revenue increase, (ii) a 9.00% to 9.20% return on equity, (iii) a 0.0% return on the increment of fair value, and (iv) 0 to 12 months of post-test year plant.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 1, 2026, ACC Staff, RUCO, and other intervenors filed their surrebuttal testimonies with the ACC. The ACC Staff adjusted their initial recommendation to a $506.5 million total base revenue increase and additional revisions to APS’s FRAM proposal, including the continued recommendation for an earnings test “deadband” range of +/- 50 basis points.

On May 11, 2026, APS filed its rejoinder testimony addressing the ACC Staff and intervenors’ surrebuttal testimonies. APS’s rejoinder testimony included adjustments to the proposed schedule for the annual FRAM filing and a reduction of the total revenue requirement increase to $691.6 million, representing a revenue requirement increase, net of adjustor transfers, of $608.7 million. All other major provisions from APS’s rebuttal testimony were maintained in its rejoinder testimony.

APS requested that the increase become effective in the second half of 2026. The hearing concluded on July 7, 2026. After the conclusion of the hearing, the Administrative Law Judge overseeing the hearing issued a procedural order outlining briefing schedules and other next steps in the proceedings. The order noted that the case is anticipated to be resolved before the end of this year. APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties has subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. On June 16, 2026, the Arizona Court of Appeals found that the GAC and related increases for residential solar customers were imposed by the ACC without adequate notice or opportunity to be heard. APS has since moved for reconsideration of this decision and, if reconsideration is not successful, plans to seek further review of this decision before the Arizona Supreme Court. APS cannot predict the outcome of these proceedings, but does not expect the outcome will have a material impact on APS’ financial position, results of operations, or cash flows.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court. That petition was denied on May 8, 2026, which will return the litigation to the Superior Court of Maricopa County for further proceedings on the merits of whether the ACC’s issuance of the formula rate policy statement complied with the Arizona Administrative Procedure Act. APS cannot predict the outcome of this matter or the impact (if any) it may have on other proceedings.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms. See “2022 Rate Case” above for modifications of adjustment mechanisms in the 2022 Rate Case and “2025 Rate Case” above for proposed modifications to adjustment mechanisms in the 2025 Rate Case.

Renewable Energy Standard

Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including, for example, solar, wind, biomass, biogas, and geothermal technologies. The ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects. Each year, APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjustment dependent upon billed usage. Refunds were issued during July and August of 2025 totaling $7.6 million for DSMAC and $44.2 million for RES.

On July 1, 2026, APS filed its 2027 RES Implementation Plan and proposed a budget of approximately $120.9 million, excluding any funding offsets. The budget for the Implementation Plan consists of funding for existing contractual commitments and other regulatory obligations arising from RES compliance. APS anticipates a reduction in RES charges in 2027 based on prior customer revenues collected that have not been allocated for program implementation, coupled with revenue from renewable energy credit sales. Additionally, APS is seeking approval of the renewable generation waiver until further order by the ACC to eliminate APS’s requirement to own and retire renewable energy credits to demonstrate compliance with the RES standard. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$149,068	$287,597
Deferred fuel and purchased power costs	69,325	95,850
Amounts charged to customers	(279,830)	(201,035)
Balance at end of period	$(61,437)	$182,412

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2026, APS’s annual wholesale transmission revenue requirement for all users of its transmission system increased by approximately $13.1 million for the 12-month period beginning June 1, 2026, in accordance with the FERC-approved formula. Of this net amount, wholesale customer rates increased by approximately $1.5 million and retail customer rates would have increased by approximately $11.6 million. However, since changes in Retail Transmission Charges are reflected through the TCA after consideration of transmission recovery in retail base rates and the ACC-approved balancing account, the retail revenue requirement increased by $20.6 million, resulting in increases to both residential and commercial rates. An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2026.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 31, 2026, APS filed its 2026 annual LFCR adjustment, requesting that effective November 1, 2026, the annual LFCR recovery amount be increased to $72.5 million (a $12.4 million increase from previous levels). APS cannot predict the outcome of this matter.

Tax Expense Adjustor Mechanism

The TEAM helps address potential federal income tax reform and enables the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS’s retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. Currently, the TEAM is set to a zero rate as per ACC Decision No. 79293.

Court Resolution Surcharge

Following an appeal of the 2019 Rate Case decision, the ACC approved a Court Resolution Surcharge (“CRS”) mechanism that permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of selective catalytic reduction (“SCR”) technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $51.6 million of which has been collected as of June 30, 2026, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

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

The ACC voted to send to the Secretary of State full repeals of the RES and EES rules on August 14, 2025 and September 17, 2025, respectively, for publication and to begin the public rulemaking process. On March 4, 2026, the ACC approved the ROO to repeal the RES Rules and directed Staff to create and file with the Office of the Attorney General a Notice of Final Rulemaking package. Both the Sierra Club and the State of Arizona Attorney General’s Office filed a request for rehearing of Decision No. 81677 on March 30, 2026. On April 2, 2026, a Notice of Final Rulemaking and Final Economic Impact Statement was delivered to the Attorney General’s Office. In response to this Notice, the Attorney General’s Office notified the Commission that it was rejecting the rulemaking implementing the RES repeal for failure to follow required procedural steps. The ACC has since directed its Legal Division to pursue legal action challenging this rejection. On July 8, 2026, the ACC repealed the EES Rules effective immediately, instructing ACC Staff to submit a Notice of Final Rulemaking to the Arizona Secretary of State. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IRP process, including setting an EES of 1.3% of retail sales annually (averaged over a three-year period) and a demand-side resource capacity of 35% of 2020 peak demand by January 1, 2030.

On November 1, 2023, APS filed its 2023 IRP and on October 8, 2024, the ACC acknowledged APS’s 2023 IRP and approved certain amendments to the IRP process, including requirements for APS to demonstrate system resource adequacy as well as analysis of impacts from western market participation and planned resource requirements in the next IRP, which is due to be filed on October 30, 2026.

Residential Electric Utility Customer Service Disconnections

In accordance with the ACC’s service disconnection rules, APS uses a calendar-based method to suspend the disconnection of residential customers for nonpayment from June 1 through October 15 each year (“Annual Disconnection Moratorium”). In addition, APS temporarily pauses shutting off residential customers for nonpayment in locations where the following day’s temperature is forecasted to be 95°F or higher or 32°F or lower according to the U.S. National Weather Service website. Since the Annual Disconnection Moratorium began, APS has experienced an increase in bad debt expense and the related write-offs of delinquent customer accounts. Customers with past due balances of $75 or greater as the Annual Disconnection Moratorium nears its end are automatically placed on six-month payment arrangements prior to beginning the disconnection process.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

includes a request for an ongoing deferral order relating to anticipated increased environmental remediation costs relating to Cholla that may be incurred after the 2025 Rate Case proceeding. APS cannot predict the outcome of this matter.

For Cholla Unit 2, APS has been allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, totaling $21.3 million as of June 30, 2026, in addition to a return on its investment. In the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to regulatory assets. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

On July 2, 2026, APS announced plans to convert two units at Cholla to natural gas, adding approximately 380 MW of gas-fired generation. The plan is subject to change pending the comparison to other generation sources that APS is considering in its evaluation of the 2025 ASRFP. The plan contemplates that construction on the gas conversion would begin in 2028 with targeted in-service dates beginning in 2029. Future regulatory and environmental reviews of the proposed conversion will be required. APS cannot predict the outcome of this matter.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates over its previously estimated life through 2026. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo Plant, $19.0 million as of June 30, 2026, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS will be allowed recovery of other costs related to retirement and closure, including the Navajo coal reclamation regulatory asset, $0.4 million as of June 30, 2026. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

Fire Mitigation

On August 14, 2024, APS filed a request with the ACC for a deferral order that would authorize APS to defer, for future recovery in rates, operations and maintenance expenses associated with wildfire management, including increased insurance costs. On June 18, 2025, the ACC denied APS’s request and recommended that wildfire related expenses be recovered in APS’s 2025 Rate Case.

On May 12, 2025, the Arizona governor signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans.

On February 1, 2026, APS submitted its 2026 Comprehensive Wildfire Mitigation Plan for approval to the Department of Forestry and Fire Management, which approved APS’s plan on May 7, 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2026	December 31, 2025
Pension	(a)	$712,234	$723,042
Income taxes — AFUDC equity	2055	209,567	203,890
Palo Verde sale leaseback noncontrolling interests’ acquisition (b)	N/A	151,506	151,506
Ocotillo deferral	2034	92,509	99,931
Lease incentive (Note 17)	2046	92,330	90,005
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	78,831	29,330
SCR deferral (c)	2038	74,217	77,186
Retired power plant costs	2031	47,312	56,809
Income taxes — investment tax credit basis adjustment (Note 5)	2056	41,691	42,459
Deferred compensation	2036	32,842	32,204
FERC transmission true up	2028	22,219	21,471
Deferred property taxes	2027	11,064	15,349
Palo Verde VIEs (Note 9)	2046	9,085	8,582
Mead-Phoenix transmission line — contributions in aid of construction	2050	7,886	8,052
Loss on reacquired debt	2038	5,180	5,653
Active union medical trust	(e)	4,966	3,696
TEAM (c)	2031	3,551	3,879
PSA - interest	2027	769	5,679
Navajo coal reclamation	2026	361	2,516
Deferred fuel and purchased power (c) (d)	2027	—	149,068
DSM (c)	2026	—	15,706
Other	Various	3,314	3,353
Total regulatory assets (f)		$1,601,434	$1,749,366
Less: current regulatory assets		$150,106	$286,009
Total non-current regulatory assets		$1,451,328	$1,463,357
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2026	December 31, 2025
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$832,335	$847,572
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	197,492	200,161
AROs and removal costs	(b)	298,964	286,907
Other postretirement benefits	(c)	226,529	233,952
Four Corners coal reclamation	2038	97,048	97,988
Income taxes — deferred investment tax credit	2056	80,553	81,949
Deferred fuel and purchased power (d) (e)	2027	61,437	—
Income taxes — change in state rates	2054	55,201	56,260
RES (d)	2027	56,847	54,551
Sundance maintenance	2031	25,969	25,668
Spent nuclear fuel	2027	16,928	20,492
DSM (d)	2026	12,498	26,228
TCA Balancing Account (d)	2028	10,654	4,860
TEAM (d)	2032	3,436	3,738
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	—	3,641
Other	Various	1,977	3,063
Total regulatory liabilities		$1,977,868	$1,947,030
Less: current regulatory liabilities		$194,643	$210,909
Total non-current regulatory liabilities		$1,783,225	$1,736,121
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
(e)Subject to a carrying charge.

8.    Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries.  The other postretirement benefit plans include a group life and medical plan and a post-65 retiree health reimbursement arrangement (“HRA”). Pinnacle West uses a December 31 measurement date each year for its pension and other postretirement benefit plans.  Our plan assets are measured at fair value as of the measurement date.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans				Other Benefits Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost-benefits earned during the period	$11,684	$11,127	$23,783	$22,076	$2,140	$2,059	$4,377	$4,041
Non-service costs (credits):
Interest cost on benefit obligation	37,292	38,584	74,904	77,560	4,931	5,070	9,910	10,172
Expected return on plan assets	(44,365)	(44,849)	(88,461)	(89,396)	(12,719)	(12,142)	(25,438)	(24,284)
Amortization of:
Prior service cost (credit)	151	—	302	—	—	—	—	(1,265)
Net actuarial loss (gain)	10,443	11,248	21,596	23,366	(2,746)	(2,965)	(5,446)	(5,864)
Net periodic benefit costs (credits)	$15,205	$16,110	$32,124	$33,606	$(8,394)	$(7,978)	$(16,597)	$(17,200)
Portion of costs (credits) charged to expense	$8,262	$9,365	$17,780	$19,826	$(6,644)	$(6,399)	$(13,153)	$(13,272)

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. The expected minimum required cash contributions for the pension plan are zero for the next three years. However, while we do not expect to make a voluntary contribution in 2026, we are evaluating whether to make voluntary contributions in 2027 and 2028. The amount of voluntary contributions will be determined as we continue to evaluate and assess our ongoing contribution strategy. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2026 and do not expect to make any contributions in 2026, 2027 or 2028. The Company was reimbursed $23 million in April 2026 for prior year’s retiree medical claims from the other postretirement benefit plan trust assets.

9.     Variable Interest Entities

Pinnacle West

Captive Insurance Cell VIE

To support our overall insurance program, Pinnacle West established a captive insurance cell to insure certain risks of Pinnacle West and our subsidiaries. The Captive is a protected separate cell captive insurance company sponsored by Energy Insurance Services, Inc. (“EISI”). EISI is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as Pinnacle West, to insure risks using captive entities. Pinnacle West, through its contractual rights, has a controlling financial interest in the separate protected Captive cell’s assets. Pinnacle West obtains all the benefits from the Captive and makes all the primary controlling decisions that economically impact the Captive. As a separate protected cell, Pinnacle West is the Captive’s only participant. The Captive is a VIE for which Pinnacle West is the primary beneficiary. Accordingly, Pinnacle West consolidates the Captive.

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

Consolidation of the Captive resulted in an increase in Pinnacle West’s net income for the three and six months ended June 30, 2026 of $4.1 million and $4.4 million, respectively, and for the three and six months ended June 30, 2025 of $1.7 million and $2.4 million, respectively. Amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts the Pinnacle West Condensed Consolidated Statements of Income operations and maintenance expense, other income, and other expense line items.

Pinnacle West’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 include $46 million and $40 million, respectively, of assets relating to the Captive that is reported within the other special use funds line item. See Notes 14 and 15 for additional details on these investment holdings.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, one VIE lease arrangement remains in effect. The VIE lease agreement that was not subject to the purchase agreements is not impacted by the purchase transactions, and APS continues to consolidate this lessor VIE.
Under the current remaining lease, in effect through 2033, APS will be required to make payments relating to the lease in total of approximately $9 million annually for the period 2026 through 2033. At the end of the lease period, APS will have the option to purchase the leased asset at its fair market value, extend the lease for up to two years, or return the asset to the lessor. The lease terms give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of this VIE and therefore consolidates the VIE.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2026 of $2 million and $4 million, respectively, and for the three and six months ended June 30, 2025 of $4 million and $9 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to the VIE (dollars in thousands):

	June 30, 2026	December 31, 2025
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$31,248	$32,035
Equity — Noncontrolling interests	40,333	40,617

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

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2026	December 31, 2025
Power	Gigawatt-hour	408	542
Gas	Billion cubic feet	246	211

Gains and Losses from Energy Derivative Instruments

For the three and six months ended June 30, 2026 and 2025, APS had no energy derivative instruments in designated accounting hedging relationships.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	Location	2026	2025	2026	2025
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(30,855)	$(75,934)	$(56,752)	$40,770
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

The following tables provide information about the fair value of APS’s risk management activities reported on a gross basis and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of APS’s Condensed Consolidated Balance Sheets (dollars in thousands):

As of June 30, 2026	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$782	$(782)	$—	$5	$5
Investments and other assets	1,230	(1,230)	—	—	—
Total assets	2,012	(2,012)	—	5	5

Current liabilities	(69,470)	782	(68,688)	(2,296)	(70,984)
Deferred credits and other	(11,373)	1,230	(10,143)	—	(10,143)
Total liabilities	(80,843)	2,012	(78,831)	(2,296)	(81,127)
Total	$(78,831)	$—	$(78,831)	$(2,291)	$(81,122)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to or received by counterparties that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $2,296 thousand and cash margin provided to counterparties of $5 thousand.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of June 30, 2026, we have no counterparties with positive exposure greater than 10% of Pinnacle West’s $5 thousand of net risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated results of operations for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

June 30, 2026
Aggregate fair value of derivative instruments in a net liability position	$80,843
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	52,202
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

As of June 30, 2026, we also have energy related non-derivative instrument contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $711 million if our debt credit ratings were to fall below investment grade.

11.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against DOE in the Court of Federal Claims. The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007, through June 30, 2011, pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act. On August 18, 2014, APS and DOE entered into a settlement agreement, which required DOE to pay the Palo Verde owners for certain specified costs paid by Palo Verde during the period January 1, 2007, through June 30, 2011. In addition, the settlement agreement provided APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which was extended to December 31, 2025. APS is currently in the process of pursuing an extension of the settlement to cover costs paid through December 31, 2028.

APS has recovered costs paid from July 1, 2011, through October 31, 2025, for twelve claims pursuant to the terms of the August 15, 2014 settlement agreement. The DOE has approved and paid approximately $189.7 million for these claims (APS’s share is approximately $55.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the ACC’s decision from the 2017 rate case, this regulatory liability is being refunded to customers.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by NEIL.  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24.9 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, APS would be liable to provide approximately $68.9 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

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

Fuel and Purchased Power Commitments and Purchase Obligations

As of June 30, 2026, our fuel and purchased power and purchase obligation commitments have increased by $2.9 billion from the information provided in our 2025 Form 10-K, primarily due to gas tolling lease contracts. See Note 17.

Other than the items described above, there have been no material changes, as of June 30, 2026, outside the normal course of business in contractual obligations from the information provided in our 2025 Form 10-K. See Note 6 for discussion regarding changes in our short-term and long-term debt obligations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2026, EPA published notice reopening the comment period on its proposed rule to establish a federal permit program for the disposal of CCR (“2020 Proposed Federal CCR Permit Program Rule”). Under this proposal, EPA would directly issue permits for CCR units located in Indian Country and in states that do not have EPA-approved CCR permitting programs. EPA is soliciting comments on the estimated time needed to compile materials for site specific issues deferred to permitting; whether a six-month deadline after publication of the final permitting rule in the Federal Register is sufficient for the first tier of permit applications; and how best to implement electronic permitting for both EPA‑issued CCR permits and states that are implementing the CCR permitting program in lieu of EPA.

APS currently disposes of CCR in ash ponds and dry storage areas at Four Corners. The Navajo Plant disposed of CCR only in a dry landfill storage area. Cholla disposed of CCR in ash ponds and dry storage areas prior to ceasing coal-fired operations. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. As of October 2018, APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, under the current regulations, all such disposal units must have ceased operating and initiated closure as of April 11, 2021 (except for those disposal units at Cholla that had been subject to alternative closure, which initiated closure work on June 30, 2025). APS completed the assessments of corrective measures on June 14, 2019; however, additional investigations and engineering analyses that will support the remedy selection are still underway. In addition, APS has also solicited input from the public and hosted public hearings as part of this process. APS’s estimates for its share of corrective action and monitoring costs at Four Corners and Cholla are captured within the AROs and removal costs within Regulatory Liabilities. As APS continues to implement the CCR rule’s corrective action assessment process, the current cost estimates may change. Given uncertainties that may exist until we have fully completed the corrective action assessment and final remedy selection process, we cannot predict any ultimate impacts to APS; however, at this time APS does not believe that any potential changes to the cost estimate from the CCR rule’s corrective action assessment process for Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effluent Limitation Guidelines

EPA published ELG on October 13, 2020, and, based off those guidelines, APS completed a NPDES permit modification for Four Corners on December 1, 2023. The ELG standards finalized in October 2020 relaxed the “zero discharge” standard for bottom ash transport waters EPA finalized in September 2015. However, on April 25, 2024, EPA finalized new ELG regulations that once again require “zero discharge” standards for flows of bottom ash transport water at power plants like Four Corners (“2024 ELG Rule”). For power plants that permanently cease operations by December 31, 2034, such facilities can continue to comply with the 2020 ELG standards. APS is currently evaluating its compliance options for Four Corners based on the ELG regulations finalized in April 2024 and is assessing what impacts the new standards will have on our financial condition, results of operations, or cash flows.

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

On May 18, 2026, EPA published a proposed rule to revise the 2024 ELG Rule limits and standards for unmanaged combustion residual leachate (“CRL”), or water leaking from landfills or surface impoundments that contains coal combustion residuals. The proposal would introduce flexible, site-specific approaches for managing unmanaged CRL at steam electric power plants, such as Four Corners, rather than applying a strict, national zero-discharge framework across the board as implemented under the 2024 ELG Rule. On May 22, 2026, a coalition of Environmental NGOs, including Sierra Club, Center for Biological Diversity, Natural Resources Defense Council, and Public Employees for Environmental Responsibility, filed a petition for review in the Ninth Circuit Court of Appeals challenging the EPA’s final action. APS will continue to monitor this proceeding. At this time, APS is unable to predict the outcome of this litigation.

EPA Good Neighbor Proposal for Arizona

On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the NAAQS. Thermal power plant emission limitations are a key aspect of these regulations, which

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2026, standby letters of credit totaled approximately $30.4 million and will expire through 2027, and surety bonds totaled approximately $26.1 million and will expire through 2028. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material as of June 30, 2026. In connection with the sale of Pinnacle West’s wholly-owned subsidiary, 4C Acquisition, LLC’s 7% interest in Units 4 and 5 of Four Corners to NTEC, Pinnacle West guaranteed certain obligations that NTEC has to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make PTC funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of June 30, 2026, there is approximately $24.6 million remaining relating to these PTC Guarantees that are expected to terminate by 2031.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income:
Interest income	$1,767	$4,260	$4,648	$10,256
Investment gain — net (a)	6,801	6,504	8,593	17,488
Miscellaneous	4,528	1,340	4,836	1,821
Total other income	$13,096	$12,104	$18,077	$29,565
Other expense:
Non-operating costs	$(5,752)	$(3,245)	$(8,214)	$(5,474)
Miscellaneous	(818)	(1,014)	(1,096)	(1,355)
Total other expense	$(6,570)	$(4,259)	$(9,310)	$(6,829)
(a)Primarily relates to El Dorado investment activities. See Note 18.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income:
Interest income	$1,757	$3,674	$4,277	$9,281
Miscellaneous	18	—	143	115
Total other income	$1,775	$3,674	$4,420	$9,396
Other expense:
Non-operating costs	$(4,951)	$(2,876)	$(7,341)	$(4,868)
Miscellaneous	(815)	(1,014)	(1,093)	(1,355)
Total other expense	$(5,766)	$(3,890)	$(8,434)	$(6,223)

13.    Common Stock Equity and Earnings Per Share

At-the-Market Program

On November 8, 2024, Pinnacle West opened its ATM Program, pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an at-the-market equity distribution program, which includes the ability to enter into forward sale agreements.

As of June 30, 2026, Pinnacle West had thirteen outstanding forward sale agreements under its ATM Program (collectively, the “ATM Forward Sale Agreements”). These agreements relate to approximately $816 million, on a gross basis, of common stock and may be settled at Pinnacle West’s discretion by issuing shares at the applicable forward sales price or, alternatively, by delivering cash in lieu

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of shares. On June 26, 2026, Pinnacle West entered into a fourteenth forward sale agreement, with an effective date of July 6, 2026, relating to a total of $84 million, on a gross basis, of common stock, with a maturity date of July 3, 2028. Following entry into this agreement, the $900 million of sales of common stock contemplated by the ATM Program have been substantially completed.

The following table presents information about the outstanding ATM Forward Sale Agreements as of June 30, 2026 based on their contractual terms at the effective date of the agreement, including the applicable forward sale prices and related aggregate contractual values, which may differ from the gross amount of common stock referenced above (dollars in thousands, except price per share):

ATM Forward Sale Agreements	Maturity (a)	Number of Shares	Forward Sales Price Per Share (b)		Aggregate Value
November 2024	December 2026	552,833	$89.73		$49,606
March 2025	December 2026	544,959	$90.83		$49,499
August 2025	February 2027	543,001	$91.21		$49,527
September 2025	February 2027	558,622	$88.69		$49,544
January 2026	July 2027	119,553	$89.88		$10,745
March 2026	September 2027	646,674	$99.52		$64,357
March 2026	September 2027	490,537	$100.94		$49,515
March 2026	September 2027	488,813	$101.28		$49,507
March 2026	September 2027	916,930	$98.12		$89,969
April 2026	September 2027	1,000,000	$99.00		$99,000
May 2026	November 2027	699,100	$99.16		$69,323
June 2026	December 2027	879,813	$101.35		$89,169
June 2026	June 2028	865,297	$103.00		$89,126
		8,306,132	$97.38	(c)	$808,887	(d)
(a)    Maturity date may be extended. Maturity date set forth in the table is as extended, if applicable.
(b)    Subject to certain adjustments.
(c)    Total weighted-average share price.
(d)    Does not include one forward sale agreement, whose effective date was July 6, 2026, relating to a total of $84 million, on a gross basis, of common stock, with a maturity date of July 3, 2028.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the outstanding February 2024 Forward Sale Agreements as of June 30, 2026 (dollars in thousands, except price per share):

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

As of June 30, 2026, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as current maturities of long-term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, net of approximately $2 million in unamortized debt issuance costs. The estimated fair value of the Convertible Notes as of June 30, 2026 was approximately $629 million (Level 2 within the fair value hierarchy).

As of June 30, 2026, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, there were shares of Pinnacles West’s common stock included in diluted EPS relating to the potential conversion of the Convertible Notes, but no shares included in basic EPS.

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (dollars and shares in thousands, except earnings per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$178,574	$192,564	$211,494	$187,920

Weighted average common shares outstanding — basic	121,306	119,517	121,333	119,555
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	469	548	457	523
Dilutive shares related to equity forward sale agreements (a)	2,156	1,800	1,939	1,735
Dilutive shares related to convertible debt instruments (b)	563	—	407	—
Total contingently issuable shares	3,188	2,348	2,803	2,258

Weighted average common shares outstanding — diluted	124,494	121,865	124,136	121,813
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.47	$1.61	$1.74	$1.57
Net income attributable to common shareholders — diluted	$1.43	$1.58	$1.70	$1.54
(a)    For the three and six months ended June 30, 2026 and 2025, there were no potentially dilutive shares related to equity forward sale agreements excluded from the calculation of diluted weighted-average common shares.
(b)    No shares related to the Convertible Notes were excluded from diluted weighted-average common shares for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, potentially issuable shares of 51,380 and 244,134, respectively, were excluded from the diluted weighted-average common shares calculation as their inclusion would have been antidilutive.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value as of June 30, 2026 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Cash equivalents	$103	$—	$—	$—		$103
Risk management activities — derivative instruments:
Commodity contracts	—	1,744	268	(2,007)	(a)	5

Nuclear decommissioning trusts:
Equity securities	14,214	—	—	8,971	(b)	23,185
U.S. commingled equity funds	—	—	—	549,368	(c)	549,368
U.S. Treasury debt	394,337	—	—	—		394,337
Corporate debt	—	250,143	—	—		250,143
Mortgage-backed securities	—	213,368	—	—		213,368
Municipal bonds	—	18,146	—	—		18,146
Other fixed income	—	19,411	—	—		19,411
Subtotal nuclear decommissioning trusts	408,551	501,068	—	558,339		1,467,958

Other special use funds:
Equity securities	54,944	—	—	6,968	(b)	61,912
U.S. Treasury debt	369,957	—	—	—		369,957
Subtotal other special use funds (d)	424,901	—	—	6,968		431,869

Total assets	$833,555	$502,812	$268	$563,300		$1,899,935

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(47,713)	$(33,130)	$(284)	(a)	$(81,127)
(a)Represents counterparty netting, margin, and collateral. See Note 10.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $42.2 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities and $4.0 million classified as Other equity securities. See
Note 9.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity:
Electricity Forward Contracts (a)	$—	$23,980	Discounted cash flows	Electricity forward price (per MWh)	$42.50	-	$91.17	$62.82
Natural Gas Forward Contracts (a)	268	9,150	Discounted cash flows	Natural gas forward price (per Million British Thermal Units (“MMBtu”))	$(0.59)	-	$0.26	$(0.02)
Total	$268	$33,130
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2025 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$—	$21,913	Discounted cash flows	Electricity forward price (per MWh)	$41.51	-	$149.37	$80.20
Natural Gas Forward Contracts (a)	—	1,797	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.07)	-	$0.36	$0.04
Total	$—	$23,710
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2026	2025	2026	2025
Balance at beginning of period	$(33,456)	$(22,840)	$(23,710)	$(15,039)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(2,285)	2,194	(16,862)	(3,629)
Settlements	885	1,883	5,716	(404)
Transfers into Level 3 from Level 2	—	(329)	—	(388)
Transfers from Level 3 into Level 2	1,994	300	1,994	668
Balance at end of period	$(32,862)	$(18,792)	$(32,862)	$(18,792)
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

The following tables present the unrealized gains and losses based on the original cost of the investment and summarize the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	June 30, 2026
	Fair Value				Total Unrealized Gains		Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$563,582	$54,944	$618,526		$478,401	(d)	$(6)
Available for sale-fixed income securities	895,405	369,957	1,265,362	(a)	9,369		(16,048)
Other	8,971	6,968	15,939	(b)	481		—
Total	$1,467,958	$431,869	$1,899,827	(c)	$488,251		$(16,054)
(a)As of June 30, 2026, the amortized cost basis of these available-for-sale investments is $1,272 million.
(b)Primarily represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $42.2 million of other special use fund investments in equity securities and $4.0 million of other, relating to investments held by the Captive.
(d)All amounts pertain to APS, with the exception of $3.7 million of unrealized gains relating to investments held by the Captive.

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

The following table sets forth realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2026
Realized gains	$2,505	$154		$2,659
Realized losses	$(4,656)	$—		$(4,656)
Proceeds from the sale of securities (a)	$403,032	$82,361	(b)	$485,393
2025
Realized gains	$1,702	$—		$1,702
Realized losses	$(2,611)	$—		$(2,611)
Proceeds from the sale of securities (a)	$342,313	$91,517	(c)	$433,830
(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS, with the exception of $5.8 million of other special use fund proceeds from the sale of securities relating to investments held by the Captive.
(c)    All amounts pertain to APS, with the exception of $25.2 million of other special use fund proceeds from the sale of securities relating to the Captive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2026
Realized gains	$7,225	$170		$7,395
Realized losses	$(7,453)	$—		$(7,453)
Proceeds from the sale of securities (a)	$850,915	$146,712	(b)	$997,627
2025
Realized gains	$3,360	$—		$3,360
Realized losses	$(5,372)	$—		$(5,372)
Proceeds from the sale of securities (a)	$758,914	$160,730	(c)	$919,644

(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS, with the exception of $5.8 million of other special use fund proceeds from the sale of securities relating to investments held by the Captive.
(c)    All amounts pertain to APS, with the exception of $50.5 million of other special use fund proceeds from the sale of securities relating to investments held by the Captive.

Fixed Income Securities Contractual Maturities

The fair value of fixed income securities summarized by contractual maturities as of June 30, 2026 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$28,346	$101,521	$39,940	$169,807
1 year – 5 years	282,988	56,420	155,655	495,063
5 years – 10 years	212,249	—	16,421	228,670
Greater than 10 years	371,822	—	—	371,822
Total	$895,405	$157,941	$212,016	$1,265,362

16.    Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive income (loss), including reclassification adjustments, net of tax, by component (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended June 30
Balance March 31, 2026	$(32,478)		$529	$(31,949)
Other comprehensive income before reclassifications	404		18	422
Amounts reclassified from accumulated other comprehensive loss	493	(a)	—	493
Balance June 30, 2026	$(31,581)		$547	$(31,034)

Balance March 31, 2025	$(31,163)		$1,069	$(30,094)
Other comprehensive loss before reclassifications	(503)		(294)	(797)
Amounts reclassified from accumulated other comprehensive loss	450	(a)	—	450
Balance June 30, 2025	$(31,216)		$775	$(30,441)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Six Months Ended June 30
Balance December 31, 2025	$(32,980)		$572	$(32,408)
Other comprehensive income/(loss) before reclassifications	404		(25)	379
Amounts reclassified from accumulated other comprehensive loss	995	(a)	—	995
Balance June 30, 2026	$(31,581)		$547	$(31,034)

Balance December 31, 2024	$(31,661)		$719	$(30,942)
Other comprehensive income/(loss) before reclassifications	(503)		56	(447)
Amounts reclassified from accumulated other comprehensive loss	948	(a)	—	948
Balance June 30, 2025	$(31,216)		$775	$(30,441)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended June 30
Balance March 31, 2026	$(15,047)
Other comprehensive income before reclassifications	454
Amounts reclassified from accumulated other comprehensive loss	406	(a)
Balance June 30, 2026	$(14,187)

Balance March 31, 2025	$(13,710)
Other comprehensive loss before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	368	(a)
Balance June 30, 2025	$(13,846)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

	Pension and Other Postretirement Benefits
Six Months Ended June 30
Balance December 31, 2025	$(15,457)
Other comprehensive income before reclassifications	454
Amounts reclassified from accumulated other comprehensive loss	816	(a)
Balance June 30, 2026	$(14,187)

Balance December 31, 2024	$(14,116)
Other comprehensive loss before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	774	(a)
Balance June 30, 2025	$(13,846)
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

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. The lessor trust entities have been deemed VIEs for which APS is the primary beneficiary. As the primary beneficiary, APS consolidated

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these lessor trust entities. The impacts from these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  In September 2025, two of the three leased interests were purchased by APS. As of June 30, 2026, one VIE lease arrangement remains in effect. See Note 9.

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

APS has executed various energy storage PPAs that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. These leases are accounted for as operating leases, with lease terms that commenced between September 2023 and June 2026.

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Lease Cost - PPAs and Energy Storage PPA Lease Contracts	$118,743	$76,947	$173,133	$89,494
Operating Lease Cost - Land, Property, and Equipment	6,429	5,286	12,730	10,623
Total Operating Lease Cost	125,172	82,233	185,863	100,117
Variable Lease Cost (a)	47,069	32,838	72,382	54,208
Short-term Lease Cost	811	528	1,686	1,120
Total Lease Cost	$173,052	$115,599	$259,931	$155,445
(a)    Primarily relates to PPA lease contracts.

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to PPAs and energy storage PPA lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income and are

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2026
Year	PPAs and Energy Storage PPA Lease Contracts	Land, Property and Equipment Leases	Total
2026 (remaining six months of 2026)	$277,635	$11,817	$289,452
2027	474,522	21,294	495,816
2028	514,782	18,602	533,384
2029	519,979	16,469	536,448
2030	525,281	12,247	537,528
2031	530,697	5,767	536,464
Thereafter	6,674,719	56,170	6,730,889
Total lease commitments	9,517,615	142,366	9,659,981
Less imputed interest	4,482,414	41,680	4,524,094
Total lease liabilities	$5,035,201	$100,686	$5,135,887

We recognize lease assets and liabilities upon lease commencement. As of June 30, 2026, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $9.5 billion over the terms of the agreements. These arrangements primarily relate to energy storage PPA assets. We expect lease commencement dates ranging from July 2026 through June 2028, with lease terms expiring through June 2048.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$148,672		$60,813
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,393,894	(a)	$2,071,145	(b)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2026	December 31, 2025
Weighted average remaining lease term	17 years	15 years
Weighted average discount rate (c)	8.24%	5.48%
(a)Primarily relates to two PPA operating lease agreements that were modified in 2026 along with three new energy storage operating lease agreements that commenced in 2026.
(b)Primarily relates to the various new energy storage operating lease agreements that commenced in 2025.
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

SAI — SAI is a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado holds common stock in SAI and maintains a seat on SAI’s board of directors. El Dorado’s ownership increased to 17.99% in the second quarter of 2026 as a result of SAI’s Phase 1 repurchases, which reduced the number of outstanding shares.

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

These equity method investments are included in the other assets line item on Pinnacle West’s Condensed Consolidated Balance Sheets. The following table presents El Dorado’s ownership percentages and carrying value of investments accounted for under the equity method (dollars in millions):

Investee	Pinnacle West Ownership Percentage as of June 30, 2026	June 30, 2026	December 31, 2025
SAI (a)	18%	$34	$21
Copper Sky (b)	23%	18	15
Total equity method investments		$52	$36
(a)El Dorado has no further funding commitments to SAI.
(b)El Dorado has a $25.0 million funding commitment to Copper Sky, previously AZ-VC, of which approximately $18.8 million has been funded as of June 30, 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our share of the investees’ earnings or losses are recognized in other income and other expense, respectively on Pinnacle West’s Condensed Consolidated Statements of Income. For the six months ended June 30, 2026, the net equity method earnings relating to these investments was $13.5 million. For the six months ended June 30, 2025, the net equity method earnings relating to these investments was $18.7 million.

Other Investments

El Dorado holds investments in other equity securities to which the equity method of accounting does not apply due to lack of significant influence over the investees’ operating and financial policies. These equity investments do not have readily determinable fair values, and we have elected the measurement alternative for these investments. Investments accounted for under the measurement alternative are carried at cost adjusted for impairments or observable price changes. The Pinnacle West Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 include $25.7 million and $25.1 million, respectively, relating to these other El Dorado equity investments. These investments are carried at cost, as no impairments or observable price changes have occurred as of June 30, 2026.

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

OVERVIEW
Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of approximately $33 billion. We derive essentially all of our revenues and earnings from our principal subsidiary, APS. Since 1886, APS and its affiliates have provided energy and energy-related products to people and businesses throughout Arizona. APS is Arizona’s largest and longest-serving electric company and generates safe, affordable and reliable electricity for approximately 1.5 million retail customers in 11 of Arizona’s 15 counties. APS is also the operator and co-owner of Palo Verde — a primary source of electricity for the southwestern United States. Our other active subsidiaries are El Dorado and PNW Power.

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

Currently, additional natural gas capacity is necessary to support reliable service and meet increasing energy needs. However, at this time existing natural gas pipelines into Arizona are fully committed. As a result, in July 2025, APS executed a gas transportation precedent agreement to secure a long-term supply of additional natural gas transportation. The new pipeline is expected to be operational by late 2029 and will be owned and operated by a third party. In July 2026, APS announced plans to convert two units at Cholla to natural gas, adding approximately 380 MW of gas-fired generation. The plan is subject to change pending the comparison to other generation sources that APS is considering in its evaluation of the 2025 ASRFP. The plan contemplates that construction on the gas conversion would begin in 2028 with a targeted in-service date in 2029. In addition to the planned Cholla gas conversion, APS plans to add up to 2,000 MW of flexible natural gas generation to its portfolio, designed to help meet the growing around-the-clock energy needs in Arizona. APS continues to explore additional development opportunities to meet Arizona’s growing needs.

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

APS uses fire modeling software to identify and calculate risk and target future system improvement investments such as fire-resistant pole wrapping, wood to steel pole conversions, and additional remote-controllable field devices like reclosers and switches. In 2024, APS began installing a system of artificial intelligence-based fire sensing cameras with the ability to detect and alert on fire ignitions. These alerts are sent both to APS and fire response dispatch centers to speed fire response in APS’s service territory regardless of the cause of the fire. APS also implemented a public safety power shutoff (“PSPS”) program on certain feeders that began in the 2024 fire season, leveraging real-time analysis of weather and environmental factors, such as temperature, humidity, fuel moisture levels, and wind, provided by APS field sensors and the modeling software. APS has educated and will continue education outreach to customers and communities that may potentially be impacted by the PSPS program.

APS was selected by DOE’s Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program and is contingent on APS negotiating and executing final grant agreements with GDO. Additionally, on May 12, 2025, the Arizona governor signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans. Pursuant to that legislation, APS submitted its Comprehensive Wildfire Mitigation Plan to the Arizona Department of Forestry and Fire Management for review and approval. The wildfire mitigation plan was approved on May 7, 2026. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Affordable

We are committed to keeping bills as low as possible for our customers while maintaining high levels of reliability. Inflation has dramatically impacted the cost of goods and services in recent years, as shown by the Consumer Price Index for All Urban Consumers (“CPI-U”), which from 2018 through 2024 rose nationally 24.9% and 32.1% in Phoenix. Despite this, APS’s average residential rates remained well-below those inflation figures, rising 16.2% for the same period according to the U.S. Energy Information Administration. Inflation has recently reached its highest level since 2023, with CPI-U rising 4.2% nationally in the 12 months ended May 2026 and 3.0% in Phoenix over the 12 months ended April 2026. As a result of increased tariffs and supply chain constraints, APS amended several of its agreements from its ASRFP issued in 2023 to mitigate these cost impacts. However, APS remains cautious of potential price increases as a result of ongoing geopolitical events and current and proposed tariffs, which could lead to higher costs and supply chain constraints, while also continuing to monitor the impact of the U.S. Supreme Court’s recent decision regarding the validity of certain tariffs and any other related executive or legislative action.

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

There are also external opportunities that allow APS to deliver more affordable energy to customers, such as APS’s participation in western energy markets and programs. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from the Southwest Power Pool. The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS is a funding party to the implementation phase of Markets+ and expects to go live in the market in late 2027 or early 2028. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and plans to transition to full-binding participation in 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability. APS will continue to participate in the Western Energy Imbalance Market (“WEIM”) as a tool for creating savings for APS’s customers from the real-time only, voluntary market for as long as feasible leading up to the transition to Markets+. APS expects that its participation in the WEIM and future participation in Markets+ will lower its fuel and purchased-power costs, improve situational awareness for systems operations in the Western Interconnection, and improve integration of APS’s resources.

Resource Planning—Prioritizing Reliability and Affordability

APS remains focused on providing reliable energy at the lowest cost possible while striving to lower emissions over time and continues to look for opportunities to support reliability through traditional dispatchable resources, such as gas and the potential extension of coal beyond 2031. APS’s diverse portfolio of existing and planned resources includes biomass, biogas, coal, energy storage, geothermal, natural gas, nuclear, solar, and wind. Every three years, APS performs an IRP, a comprehensive study to identify what resources will be necessary to safely, reliably, and affordably meet the demand and energy needs of its customers over the next 15 years. In November 2023, APS released its latest IRP, which identified forecasted customer demand and energy needs growing at an unprecedented rate. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably and affordably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy-generating resources to reliably serve customers’ future energy needs. APS expects to file its next IRP on October 30, 2026, which will provide an updated view on the resource types and volumes necessary to maintain reliability for a rapidly expanding customer base. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the ASRFP process, with the most recent ASRFP being issued in 2025. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources.

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

APS has an aspirational goal to be carbon-neutral by 2050. This means that for any GHG emissions still produced by our generation resources as of 2050, we will aim to offset these emissions elsewhere. This goal reflects APS’s interest in new generation and energy storage innovation and market transformations that address carbon emissions, while relying on the IRP and ASRFP processes to help determine the path forward.

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

APS’s 24/7 call center answers more than 75% of customer calls within 30 seconds, and our mobile platforms enable our customers to quickly and easily find the information they need when they need it. We seek to provide relevant and valuable options for customers to manage their bill, including through rate plan options, programs that help them save energy and money, and alerts and notifications that help keep them aware of outages, payments, and usage. APS has a high-bill analyzer tool enabling phone advisors to provide customers with specific, customized guidance based on their actual usage and habits. For customers experiencing higher-than-expected bills, APS’s high-bill analyzer tool allows phone advisors to provide specific, customized guidance based on a customer's actual energy-use patterns.

Additionally, APS offers a variety of customer assistance resources, including income-qualified bill discounts of up to 60% for eligible customers, flexible payment arrangements and emergency utility bill assistance. To ensure customers are aware of and connected to these resources, APS partners with nearly one hundred community action agencies across our service territory, providing training and support to representatives who serve our shared customers. Through these partnerships and programs, APS works to ensure assistance is available to customers when they need it most.

Developing Technologies

New Nuclear Generation. Along with other Arizona electric utilities, APS is exploring additional nuclear generation to provide around-the-clock carbon-free energy to meet rising energy demands in Arizona. APS has been monitoring emerging nuclear technologies, ranging from newer proposed and installed versions of large-scale reactors to small modular nuclear reactors. Small modular nuclear reactors are typically designed to generate 300 MW or less of energy per unit compared to, for example, the 1,400 MW per unit generated at Palo Verde. The Arizona electric utilities have begun preliminary exploration of a potential site for additional nuclear energy for Arizona.

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

Artificial Intelligence. To address the rapid advancement of AI technology risks and opportunities, APS has developed an AI strategy to responsibly utilize AI to advance our business strategy, enhance customer and employee experiences, and optimize operational reliability. At the core of our AI strategy is a focus on cultural transformation and workplace adoption of AI skills, supported by a robust governance model that guides the development of policies and strategies for the execution of AI projects at the Company. To ensure compliance with data security, reliability requirements, and our Code of Ethical Conduct, governance and oversight are provided by leadership and experts from our information technology, cybersecurity, human resources, ethics, supply chain, legal, and nuclear generation teams.

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

On March 2 and March 18, 2026, the ACC Staff, RUCO, and other intervenors filed their initial written testimony with the ACC. ACC Staff’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $525.2 million total base revenue increase, (ii) a 9.55% to 9.80% return on equity, (iii) a 0.20% return on the increment of fair value, and (iv) 12 months of post-test year plant. RUCO’s testimony includes the following recommendations, among others, depending on the approval of APS’s proposed FRAM, (i) a $200.2 to $278.1 million total base revenue increase, (ii) a 9.00% to 9.20% return on equity, (iii) a 0.0% return on the increment of fair value, and (iv) 0 to 12 months of post-test year plant.

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

On May 1, 2026, ACC Staff, RUCO, and other intervenors filed their surrebuttal testimonies with the ACC. The ACC Staff adjusted their initial recommendation to a $506.5 million total base revenue increase and additional revisions to the Company’s FRAM proposal, including the continued recommendation for an earnings test “deadband” range of +/- 50 basis points.

On May 11, 2026, APS filed its rejoinder testimony addressing the ACC Staff and intervenors’ surrebuttal testimonies. APS’s rejoinder testimony included adjustments to the proposed schedule for the annual FRAM filing and a reduction of the total revenue requirement increase to $691.6 million, representing a revenue requirement increase, net of adjustor transfers, of $608.7 million. All other major provisions from APS’s rebuttal testimony were maintained in its rejoinder testimony.

APS requested that the increase become effective in the second half of 2026. The hearing concluded on July 7, 2026. After the conclusion of the hearing, the Administrative Law Judge overseeing the hearing issued a procedural order outlining briefing schedules and other next steps in the proceedings. The order noted that the case is anticipated to be resolved before the end of this year. APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the GAC for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, AriSEIA, SEIA, and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued the Limited Rehearing ROO on December 3, 2024, which recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties has subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. On June 16, 2026, the Arizona Court of Appeals found that the GAC and related increases for residential solar customers were imposed by the ACC without adequate notice or opportunity to be heard. APS has since moved for reconsideration of this decision and, if reconsideration is not successful, plans to seek further review of this decision before the Arizona Supreme Court. APS cannot predict the outcome of these proceedings, but does not expect the outcome will have a material impact on APS’ financial position, results of operations, or cash flows.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, the ALCG, and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court. That petition was denied on May 8, 2026, which will return the litigation to the Superior Court of Maricopa County for further proceedings on the merits of whether the ACC’s issuance of the formula rate policy statement complied with the Arizona Administrative Procedure Act. APS cannot predict the outcome of this matter or the impact (if any) it may have on other proceedings.

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

El Dorado

El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and/or holds the following:

•$25 million investment in the Energy Impact Partners fund, of which approximately $21 million has been funded as of June 30, 2026. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in Copper Sky, previously AZ-VC, of which approximately $19 million has been funded as of June 30, 2026. Copper Sky is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $2 million has been funded as of June 30, 2026. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•Equity investment in SAI, a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method and has an investment carrying value of approximately $34 million as of June 30, 2026.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.1% for the period ended June 30, 2026 compared with the prior-year period. For the three years through 2025, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2026 and the average annual growth to be in the range of 1.5% to 2.5% through 2030 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 3.9% for residential customers, 13.6% for commercial and industrial customers, 3.9% for residential customers, and 9.5% for all retail customers for the period ended June 30, 2026 compared with the prior-year period. While strong sales to commercial and industrial customers continue to be driven by the ramp-up of new data center and large manufacturing customers, the main drivers of increased revenues for this period were a surge in residential usage during April and May, including on days with normal weather conditions, following strong weather-driven demand caused by a record-setting March heat wave in Arizona in the first quarter of 2026 and steady customer growth, which was only partially offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation. Due to the growth of large load customers as a proportion of our business, in the first quarter of 2025, we updated our procedures with respect to estimates of unbilled revenues. This resulted in a downward adjustment to unbilled revenues in that quarter, which contributes approximately 0.9% to 2026 year-to-date sales growth as compared to the same period last year.

For the three years through 2025, annual retail electricity sales growth averaged 3.9%, adjusted to exclude the effects of weather variations. Due to the expected growth of several data centers and large manufacturing facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 4.0% to 6.0% for 2026 and that average annual growth will be in the range of 5.0% to 7.0% through 2030, including the effects of customer conservation, energy efficiency, and distributed renewable generation, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several data centers and large manufacturing facilities, which are expected to contribute to 2026 growth in the range of 3.0% to 5.0% and to average annual growth in the range of 4.0% to 6.0% through 2030.

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

Operating Results – Three-month period ended June 30, 2026, compared with three-month period ended June 30, 2025.

Our consolidated net income attributable to common shareholders for the three months ended
June 30, 2026 was $179 million, compared with consolidated net income attributable to common shareholders of $193 million for the prior-year period.  The results reflect a decrease of approximately $14 million, primarily as a result of higher interest charges, higher depreciation and amortization expenses mostly due to increased plant additions, partially offset by operations ceasing at Cholla, and lower transmission service revenues. These negative factors were partially offset by the favorable impacts of the effects of weather, increased customer usage, customer growth, lower operations and maintenance expenses, and lower income taxes. Customer growth in turn was partially offset by the related pricing and the impacts of energy efficiency.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Net Change	2026	2025	Net Change
Operating revenues	$1,456	$1,359	$97	$1,456	$1,359	$97
Fuel and purchased power	(558)	(477)	(81)	(558)	(477)	(81)
Operating revenues less fuel and purchased power (a)	898	882	16	898	882	16
Operations and maintenance	(283)	(287)	4	(281)	(285)	4
Depreciation and amortization	(243)	(229)	(14)	(243)	(229)	(14)
Taxes other than income taxes	(62)	(58)	(4)	(62)	(58)	(4)
Allowance for equity funds used during construction	17	15	2	17	15	2
Pension and other postretirement non-service credits, net	5	4	1	5	4	1
Other income and (expense), net	2	7	(5)	(8)	(2)	(6)
Interest charges, net of allowance for borrowed funds used during construction	(122)	(102)	(20)	(97)	(80)	(17)
Income taxes	(31)	(35)	4	(36)	(39)	3
Less: Net income attributable to noncontrolling interests	(2)	(4)	2	(2)	(4)	2
Net Income Attributable to Common Shareholders	$179	$193	$(14)	$191	$204	$(13)

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

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $16 million higher for the three months ended June 30, 2026 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Effects of weather	$27	$8	$19
Higher retail revenues due to changes in usage patterns, and customer growth, partially offset by the related pricing and impacts of energy efficiency	49	31	18
LFCR revenue (Note 7)	3	—	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	36	40	(4)
Lower transmission revenues (Note 7)	(12)	—	(12)
Lower renewable energy regulatory surcharges, partially offset by lower operations and maintenance costs	(13)	3	(16)
Miscellaneous items, net	7	(1)	8
Total	$97	$81	$16
Operations and maintenance.  Operations and maintenance expenses decreased $4 million for the three months ended June 30, 2026 compared with the prior-year period primarily due to:

•a decrease of $18 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•a decrease of $1 million related to non-nuclear generation costs, primarily due to lower planned outages;
•an increase of $2 million related to information technology costs;
•an increase of $2 million related to employee benefit costs;
•an increase of $4 million related to nuclear generation costs;
•an increase of $4 million related to transmission, distribution, and customer service costs;
•an increase of $5 million related to corporate resource costs; and
•a decrease of $2 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $14 million higher for the three months ended June 30, 2026 compared to the prior-year period, primarily due to increased plant in service, partially offset by operations ceasing at the Cholla plant.

Other income and expense, net. Other income and expense, net was $5 million lower for the three months ended June 30, 2026 compared to the prior-year period, primarily due to lower PSA interest income and higher other expenses, partially offset by investment gains in the Captive. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s investment gains in the Captive.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $18 million higher for the three months ended June 30, 2026 compared to the prior-year period, primarily due to higher debt balances, partially offset by higher allowance for equity funds used during construction.

Taxes other than income taxes. Taxes other than income taxes were $4 million higher for the three months ended June 30, 2026, compared to the prior-year period, primarily due to higher plant balances.

Income taxes.  Income taxes were $4 million lower for the three months ended June 30, 2026 compared with the prior-year period, primarily due to lower pre-tax income.

Operating Results – Six-month period ended June 30, 2026, compared with six-month period ended June 30, 2025.

Our consolidated net income attributable to common shareholders for the six months ended
June 30, 2026 was $211 million, compared with consolidated net income attributable to common shareholders of $188 million for the prior-year period.  The results reflect an increase of approximately $23 million, primarily as a result of the effects of weather, increased usage and customer growth, lower operations and maintenance expenses, and higher transmission service revenues. Customer growth in turn was partially offset by the related pricing and the impacts of energy efficiency. These positive factors were partially offset by higher interest charges, lower other income mainly due to higher El Dorado other income recognized in the prior year, and higher depreciation and amortization expenses mostly due to increased plant additions and intangible assets, partially offset by operations ceasing at Cholla.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Net Change	2026	2025	Net Change
Operating revenues	$2,605	$2,391	$214	$2,605	$2,391	$214
Fuel and purchased power	(995)	(857)	(138)	(995)	(857)	(138)
Operating revenues less fuel and purchased power (a)	1,610	1,534	76	1,610	1,534	76
Operations and maintenance	(560)	(587)	27	(554)	(582)	28
Depreciation and amortization	(483)	(464)	(19)	(483)	(464)	(19)
Taxes other than income taxes	(124)	(117)	(7)	(124)	(117)	(7)
Allowance for equity funds used during construction	32	28	4	32	28	4
Pension and other postretirement non-service credits, net	9	7	2	9	7	2
Other income and (expense), net	1	22	(21)	(10)	2	(12)
Interest charges, net of allowance for borrowed funds used during construction	(238)	(197)	(41)	(189)	(159)	(30)
Income taxes	(32)	(29)	(3)	(44)	(36)	(8)
Less: Net income attributable to noncontrolling interests	(4)	(9)	5	(4)	(9)	5
Net Income Attributable to Common Shareholders	$211	$188	$23	$243	$204	$39
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

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $76 million higher for the six months ended June 30, 2026 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Effects of weather	$57	$16	$41
Higher retail revenues due to changes in usage patterns, and customer growth, partially offset by the related pricing and the impacts of energy efficiency	93	55	38
Higher transmission revenues (Note 7)	15	—	15
LFCR revenue (Note 7)	6	—	6
Lower renewable energy regulatory surcharges, partially offset by lower operations and maintenance costs	(22)	5	(27)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	61	61	—
Miscellaneous items, net	4	1	3
Total	$214	$138	$76
Operations and maintenance.  Operations and maintenance expenses decreased $27 million for the six months ended June 30, 2026 compared with the prior-year period, primarily due to:

•a decrease of $28 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and purchased power;
•a decrease of $15 million related to non-nuclear generation costs, primarily due to lower planned outages;
•a decrease of $5 million related to information technology costs;
•an increase of $4 million related to employee benefit costs;
•an increase of $6 million related to transmission, distribution, and customer service costs;
•an increase of $6 million related to nuclear generation costs;
•an increase of $9 million related to corporate resource costs; and
•a decrease of $4 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $19 million higher for the six months ended June 30, 2026 compared to the prior-year period, primarily due to increased plant in service and intangible assets, partially offset by lower depreciation expense due to operations ceasing at the Cholla plant.

Other income and expense, net. Other income and expense, net was $21 million lower for the six months ended June 30, 2026 compared to the prior-year period, primarily due to lower other income from El Dorado, lower PSA interest income and higher other expenses. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s other income from El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for funds used during construction, were $37 million higher for the six months ended June 30, 2026 compared to the prior-year period, primarily due to higher debt balances, partially offset by higher allowance for equity funds used during construction.

Taxes other than income taxes. Taxes other than income taxes for the for the six months ended June 30, 2026 were $7 million higher, compared to the prior-year period, primarily due to higher plant balances.

Income taxes.  Income taxes were $3 million higher for the six months ended June 30, 2026 compared with the prior-year period, primarily due to higher pre-tax income, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity ratio below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  As of June 30, 2026, APS’s common equity ratio, as defined, was 51%.  APS’s total shareholder equity was approximately $9.0 billion, and total capitalization, as calculated pursuant to the ACC order, was approximately $17.8 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $7.1 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

Dividends to Pinnacle West from APS are also dependent on a number of factors including, among others, APS’s financial condition and free cash flow, the sources of which vary from quarter-to-quarter due in part to the seasonal nature of electricity demand in Arizona. APS’s sources of cash include cash from operations and external sources of liquidity, including long- and short-term external debt financing such as commercial paper, term loans and its revolving credit facility. Cash from operations is dependent upon, among other things, the rates APS may charge and the timeliness of recovering costs incurred through its rates and adjustor recovery mechanisms. Regulatory lag may delay recovery and affect operating cash flows. APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financings and equity infusions from Pinnacle West. On December 17, 2024, the ACC issued a financing order approving a limit on yearly equity infusions equal to 2.5% of APS’s total assets each calendar year on a three-year rolling average basis, subject to APS’s equity ratio remaining below the most recently approved rate case capital structure plus 50 basis points. On July 31, 2026, APS submitted an application to the ACC requesting to increase the long-term debt limit from $9.5 billion to $12 billion.  APS cannot predict the outcome of this matter.

Pinnacle West and APS maintain committed revolving credit facilities that enhance liquidity and provide credit support for accessing commercial paper markets. These credit facilities mature in 2031.

Pinnacle West has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. Pinnacle West also has forward sale agreements from an equity offering in February 2024 in effect as of June 30, 2026. See “Financing Cash Flows and Liquidity—Equity Offerings” below and Note 13 for more information.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,
	2026	2025	Net Change
Net cash flow provided by operating activities	$629	$663	$(34)
Net cash flow used for investing activities	(1,200)	(1,253)	53
Net cash flow provided by financing activities	574	605	(31)
Net increase in cash and cash equivalents	$3	$15	$(12)

APS Consolidated

	Six Months Ended June 30,
	2026	2025	Net Change
Net cash flow provided by operating activities	$688	$698	$(10)
Net cash flow used for investing activities	(1,188)	(1,248)	60
Net cash flow provided by financing activities	503	561	(58)
Net increase in cash and cash equivalents	$3	$11	$(8)

 Operating Cash Flows

Six-month period ended June 30, 2026 compared with six-month period ended June 30, 2025. Pinnacle West’s consolidated net cash provided by operating activities was $629 million in 2026 compared to $663 million in 2025, a decrease of $34 million in net cash provided, primarily due to $68 million in higher payments for fuel and purchased power costs, $35 million in higher interest paid on debt, net of amounts capitalized, and $14 million higher payments for other taxes paid; partially offset by $61 million higher cash receipts from electric revenues and $22 million in higher working capital, net. The difference between APS’s and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s lower interest paid on debt, net of amounts capitalized, and other changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income

Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The expected minimum required cash contributions for the pension plan are zero for the next three years. However, while we do not expect to make any voluntary cash contributions in 2026, we are evaluating whether to make voluntary contributions in 2027 and 2028. The amounts of voluntary contributions, if any, will be determined as we continue to evaluate and assess our ongoing contribution strategy. Regarding contributions to our other postretirement benefit plan, we have not made a contribution year-to-date in 2026 and do not expect to make any contributions in 2026, 2027 or 2028. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our plan’s funded status.

Investing Cash Flows

Six-month period ended June 30, 2026 compared with six-month period ended June 30, 2025. Pinnacle West’s consolidated net cash used for investing activities was $1,200 million in 2026 compared to $1,253 million in 2025, a decrease of $53 million of cash used primarily related to a $70 million increase in contributions in aid of construction; partially offset by a $25 million increase in capital expenditures. See “Capital Expenditures” below for additional details.

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

The estimated capital expenditures presented above do not include amounts related to the Cholla gas conversion project, which is currently expected to cost up to approximately $440 million. In addition, projected capital expenditures for entities other than APS are not included, as such amounts are expected to be immaterial.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2026 compared with six-month period ended June 30, 2025. Pinnacle West’s consolidated net cash provided by financing activities was $574 million in 2026 compared to $605 million in 2025, a decrease of $31 million in net cash provided primarily due to a net decrease of $775 million in short-term borrowings; partially offset by a $450 million decrease in long-term debt repayments and a $297 million increase in long-term borrowings.

APS’s consolidated net cash provided by financing activities was $503 million in 2026 compared to $561 million in 2025, a decrease of $58 million in net cash provided primarily due to a net decrease of $753 million in short-term borrowings and $200 million in lower equity infusions from the parent; partially offset by a $595 million increase in long-term borrowings and a $300 million decrease in long-term debt repayments.

Significant Financing Activities.  On June 24, 2026, the Pinnacle West Board of Directors declared a dividend of $0.91 per share of common stock, payable on September 1, 2026, to shareholders of record on August 3, 2026.

On June 5, 2026, Pinnacle West contributed $100 million into APS in the form of an equity infusion. APS used this contribution to pay down short-term indebtedness consisting of commercial paper.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper. See Note 6 for more information on available credit facilities.

Equity Offerings. Pinnacle West entered into certain equity forward sale agreements in February 2024 and has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. See Note 13. The following table summarizes the activity relating to these forward sale agreements and the ATM Program as of June 30, 2026 (dollars in thousands, except price per share):

Forward Sale Agreements	Number of Shares		Forward Sales Price Per Share		Aggregate Value
February 2024 Forward Sale Agreements
Initial Price	11,240,601		$64.51	(a)	$725,131

Settlements
December 23, 2024	5,377,115	(b)	$64.17		$345,049	(c)
September 4, 2025	243,186	(b)	$63.12		$15,350	(c)
December 18, 2025	1,193,950	(b)	$62.82		$75,004	(c)

ATM Program
Initial Price (e)	8,306,132		$97.38	(a) (d)	$808,887
(a)    Subject to certain adjustments.
(b)    Physical delivery.
(c)    Proceeds recorded in common equity on the Condensed Consolidated Balance Sheets.
(d)    Weighted-average price for the total ATM Program.
(e)    Does not include one forward sale agreement, whose effective date was July 6, 2026, relating to a total of $84 million, on a gross basis, of common stock, with a maturity date of July 3, 2028.

Other Financing Matters.  See Note 10 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  As of June 30, 2026, the ratio was approximately 62% for Pinnacle West and 51% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 31, 2026, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Senior unsecured	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

Contractual Obligations

Pinnacle West’s contractual obligations have not materially changed during the six months ended June 30, 2026 as compared to the 2025 Form 10-K, except as disclosed in Note 6 - “Debt and Liquidity Matters” and Note 11 - “Commitments and Contingencies” to the Combined Notes to condensed consolidated financial statements included in this report.

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

OTHER ACCOUNTING MATTERS

See Note 3 for information relating to the following new accounting standards pending adoption:

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

•ASU 2026-02, Environmental Credits and Environmental Credit Obligations, effective for us on January 1, 2028, with early adoption permitted.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$(26)	$(42)
Decrease (increase) in regulatory asset	(53)	59
Balance at end of period	$(79)	$17

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) as of June 30, 2026, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2025 Form 10-K for more discussion of our valuation methods.

Source of Fair Value	2026	2027	2028	2029	2030	Total Fair Value
Observable prices provided by other external sources	$(23)	$(20)	$(4)	$1	$—	$(46)
Prices based on unobservable inputs	(32)	—	—	(1)	—	(33)
Total by maturity	$(55)	$(20)	$(4)	$—	$—	$(79)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2026 Gain (Loss)		December 31, 2025 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$2	$(2)	$3	$(3)
Natural gas	50	(50)	58	(58)
Total	$52	$(52)	$61	$(61)
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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2026.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2026.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Ozone National Ambient Air Quality Standards

On October 1, 2015, EPA finalized revisions to the primary ground-level ozone NAAQS at a level of 70 parts per billion (“ppb”). As ozone standards become more stringent, our fossil generation units will come under increasing pressure to reduce emissions of NOx and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas. EPA was expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017. While EPA took action designating attainment and unclassifiable areas on November 6, 2017, the Agency’s final action designating non-attainment areas was not issued until April 30, 2018. At that time, EPA designated the geographic areas containing Yuma and Phoenix, Arizona as in non-attainment with the 2015 70 ppb ozone NAAQS. The vast majority of APS’s natural gas-fired EGUs are located in these jurisdictions. Areas of Arizona and the Navajo Nation where the remainder of APS’s fossil-fuel fired electric generating unit fleet is located were designated as in attainment. On December 23, 2020, EPA issued a final regulation retaining the current primary NAAQS for ozone, following a required scientific review process. On October 7, 2022, EPA took final action designating Maricopa County, which includes the Phoenix, Arizona metropolitan area, as “moderate” for non-attainment with the governing ozone NAAQS, which provided for an August 3, 2024 attainment “deadline” by which the area would be automatically designated as in “serious” non-attainment unless it achieved the 2015 ozone NAAQS. On November 18, 2025, EPA redesignated the geographic area containing Yuma into attainment for the 2015 Ozone NAAQS.

On November 19, 2025, EPA issued a proposed rule determining that the Phoenix-Mesa area would have met the 2015 ozone NAAQS standard by its August 3, 2024 “Moderate” attainment date, “but for” emissions emanating from outside of the United States. This proposal was subsequently finalized on March 23, 2026. As a result, facilities applying for new or modified permits in Maricopa County can continue under the moderate nonattainment NOx threshold, rather than being subject to more restrictive serious nonattainment limitations. On May 22, 2026, a coalition of Environmental NGOs, including Sierra Club, Center for Biological Diversity, Natural Resources Defense Council, and Public Employees for Environmental Responsibility, filed a petition for review in the Ninth Circuit Court of Appeals challenging the EPA’s final action. APS will continue to monitor this proceeding. At this time, APS is unable to predict the outcome of this litigation.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 22, 2025	3.1 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.2	Pinnacle West	Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS Form 8-K Report filed February 25, 2020	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 16, 2012	3.3 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.4	APS	Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report	2/20/2009

4.1	Pinnacle West APS	Seventh Supplemental Indenture dated as of June 5, 2026	4.1 to Pinnacle West June 1, 2026 Form 8-K Report	6/5/2026

10.1	Pinnacle West APS	Discretionary Credit Award Agreement, dated June 23, 2026, by and between APS and Adam Heflin	10.1 to Pinnacle West/APS June 23, 2026 Form 8-K Report	6/29/2026

31.1	Pinnacle West	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	APS	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(a)	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Pinnacle West APS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	Inline XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(a) Furnished herewith as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 4, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 4, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)