Form 10-Q
period 2026-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2026-11-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

PINNACLE WEST CAPITAL CORPORATION	☐
ARIZONA PUBLIC SERVICE COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 28, 2026:	121,201,207
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 28, 2026:	71,264,947

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASRFP	All-source request for proposal
ASU	Accounting Standards Update
ATM Program	At-the-market equity distribution program
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation
BESS	Battery energy storage system
Captive	Captive Insurance Cell
CCR	Coal combustion residuals
CCRMU	Coal combustion residuals management unit
CCS	Carbon capture and sequestration or utilization controls
CERCLA or Superfund	Comprehensive Environmental Response Compensation and Liability Act
Cholla	Cholla Power Plant
DG	Distributed Generation
DPC	Direct pricing contract
DOE	United States Department of Energy
DSM	Demand Side Management
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
ELG	Effluent Limitation Guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
FRAM	Formula Rate Adjustment Mechanism
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
NAAQS	National Ambient Air Quality Standards
Navajo Plant	Navajo Generating Station
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
NEIL	Nuclear Electric Insurance Limited
Ocotillo	Ocotillo Power Plant
Palo Verde	Palo Verde Generating Station or PVGS
PFAS	Per- and polyfluoroalkyl compounds
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” “us,” and “our” refer to Pinnacle West unless the context requires otherwise)
PNW Power	Pinnacle West Power, LLC, a subsidiary of the Company
PPA	Power purchase agreement
PSA	Power Supply Adjustor
PTC	Production tax credit
Redhawk	Redhawk Power Plant
RES	Renewable Energy Standard
ii

ROD	Record of Decision
ROO	Recommended Opinion and Order
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRB	System Reliability Benefit Mechanism
Sundance	Sundance Power Plant
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity
WEIM	Western Energy Imbalance Market
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

OPERATING REVENUES (Note 4)	$1,972,746	$1,820,741	$4,578,092	$4,211,772

OPERATING EXPENSES
Fuel and purchased power	758,025	655,969	1,753,252	1,513,048
Operations and maintenance	294,583	299,617	854,670	886,331
Depreciation and amortization	242,502	224,555	725,586	688,388
Taxes other than income taxes	56,308	58,416	179,964	175,421
Other expense	507	338	6,953	1,964
Total	1,351,925	1,238,895	3,520,425	3,265,152
OPERATING INCOME	620,821	581,846	1,057,667	946,620
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	20,854	17,671	52,688	45,687
Pension and other postretirement non-service credits, net (Note 8)	4,518	2,777	13,518	9,427
Other income (Note 12)	4,598	12,473	22,675	42,038
Other expense (Note 12)	(9,225)	(8,159)	(18,535)	(14,988)
Total	20,745	24,762	70,346	82,164
INTEREST EXPENSE
Interest charges	138,843	125,179	398,203	343,649
Allowance for borrowed funds used during construction	(14,074)	(13,979)	(35,339)	(35,640)
Total	124,769	111,200	362,864	308,009
Income Before Income Taxes	516,797	495,408	765,149	720,775
Income taxes	80,363	77,894	112,834	106,729
Net Income	436,434	417,514	652,315	614,046
Less: Net income attributable to noncontrolling interests (Note 9)	2,194	4,306	6,581	12,918
Net Income Attributable to Common Shareholders	$434,240	$413,208	$645,734	$601,128

Weighted-average common shares outstanding - basic	121,321	119,623	121,329	119,578
Weighted-average common shares outstanding - diluted	124,339	121,956	124,204	121,861

Earnings Per Weighted-Average Common Share Outstanding
Net income attributable to common shareholders - basic	$3.58	$3.45	$5.32	$5.03
Net income attributable to common shareholders - diluted	$3.49	$3.39	$5.20	$4.93

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

NET INCOME	$436,434	$417,514	$652,315	$614,046

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments net unrealized gain (loss), net of tax benefit (expense) of $(12), $42, $(4) and $24	35	(128)	10	(72)
Pension and other postretirement benefit activity, net of tax expense of $(162), $(156), $(622) and $(251)	497	478	1,896	923
Total other comprehensive income	532	350	1,906	851

COMPREHENSIVE INCOME	436,966	417,864	654,221	614,897
Less: Comprehensive income attributable to noncontrolling interests	2,194	4,306	6,581	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$434,772	$413,558	$647,640	$601,979

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,124	$6,604
Customer and other receivables	967,309	579,831
Accrued unbilled revenues (Note 4)	271,362	173,692
Allowance for doubtful accounts (Note 4)	(28,412)	(25,495)
Materials and supplies (at average cost)	620,437	546,329
Income tax receivable	—	5,979
Fossil fuel (at average cost)	21,796	18,824
Assets from risk management activities (Note 10)	5	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	—	149,068
Other regulatory assets (Note 7)	131,584	136,941
Other current assets	158,346	108,686
Total current assets	2,153,551	1,703,709
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,446,437	1,414,166
Other special use funds (Notes 14 and 15)	433,645	434,827
Assets from risk management activities (Note 10)	1,396	5,137
Other assets	177,159	144,997
Total investments and other assets	2,058,637	1,999,127
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	28,048,875	27,370,296
Accumulated depreciation and amortization	(9,406,189)	(9,012,021)
Net	18,642,686	18,358,275
Construction work in progress	2,506,796	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	30,854	32,035
Intangible assets, net of accumulated amortization	525,227	575,978
Nuclear fuel, net of accumulated amortization	117,674	104,274
Total property, plant and equipment	21,823,237	20,720,104
DEFERRED DEBITS
Regulatory assets (Note 7)	1,439,842	1,463,357
Operating lease right-of-use assets (Note 17)	5,383,771	3,649,669
Assets for other postretirement benefits (Note 8)	412,005	399,334
Other	193,018	96,299
Total deferred debits	7,428,636	5,608,659

TOTAL ASSETS	$33,464,061	$30,031,599

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$546,532	$680,203
Accrued taxes	314,187	186,605
Accrued interest	112,162	105,637
Common dividends payable	—	110,022
Short-term borrowings (Note 6)	438,550	757,005
Current maturities of long-term debt (Note 6)	825,000	600,000
Customer deposits	83,296	63,776
Liabilities from risk management activities (Note 10)	56,187	35,141
Deferred fuel and purchased power regulatory liability (Note 7)	93,848	—
Liabilities for asset retirements (Note 18)	38,968	71,698
Operating lease liabilities (Note 17)	209,738	188,586
Regulatory liabilities (Note 7)	141,888	210,909
Other current liabilities	158,907	151,444
Total current liabilities	3,019,263	3,161,026
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	10,164,382	9,205,676
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	2,843	1,495
Deferred income taxes	2,546,731	2,470,932
Regulatory liabilities (Note 7)	1,702,596	1,736,121
Liabilities for pension benefits (Note 8)	182,434	167,636
Liabilities for asset retirements (Note 18)	1,283,134	1,198,601
Customer advances	852,280	632,169
Coal mine reclamation	165,883	159,587
Deferred investment tax credit	294,169	308,261
Unrecognized tax benefits	169,519	105,484
Operating lease liabilities (Note 17)	5,329,214	3,548,365
Other	230,023	249,171
Total deferred credits and other	12,758,826	10,577,822
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock, no par value; 300,000,000 shares authorized, 121,244,202 and 120,950,839 shares issued at respective dates	3,236,905	3,231,372
Treasury stock at cost; 46,968 and 46,968 shares at respective dates	(3,323)	(3,323)
Total common stock	3,233,582	3,228,049
Retained earnings	4,275,984	3,850,817
Accumulated other comprehensive loss (Note 16)	(30,502)	(32,408)
Total shareholders’ equity	7,479,064	7,046,458
Noncontrolling interests (Note 9)	42,526	40,617
Total equity	7,521,590	7,087,075

TOTAL LIABILITIES AND EQUITY	$33,464,061	$30,031,599
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$652,315	$614,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	776,706	731,643
Allowance for equity funds used during construction	(52,688)	(45,687)
Deferred income taxes	34,550	(9,629)
Deferred investment tax credit	(14,092)	(10,019)
Amortization of operating lease assets	121,009	131,272
Stock compensation	20,419	21,252
Changes in current assets and liabilities:
Customer and other receivables	(385,137)	(253,215)
Accrued unbilled revenues	(97,670)	(80,971)
Materials, supplies and fossil fuel	(77,080)	(37,251)
Income tax receivable	5,979	—
Deferred fuel and purchased power	(247,505)	(276,327)
Deferred fuel and purchased power amortization	490,421	358,871
Other current assets	(21,750)	(5,803)
Accounts payable	(42,768)	80,810
Accrued taxes	127,582	172,513
Other current liabilities	70,045	23,463
Change in long-term regulatory assets	31,104	72,050
Change in long-term regulatory liabilities	(19,923)	46,167
Change in other long-term assets	(158,640)	(222,252)
Change in other long-term liabilities	239,598	153,248
Change in operating lease liabilities	(100,034)	(135,866)
Net cash provided by operating activities	1,352,441	1,328,315
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,091,631)	(1,955,102)
Contributions in aid of construction	264,167	166,198
Allowance for borrowed funds used during construction	(35,339)	(35,640)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,442,194	1,375,159
Investment in nuclear decommissioning trusts and other special use funds	(1,442,516)	(1,378,379)
Other	(8,536)	(5,350)
Net cash used for investing activities	(1,871,661)	(1,833,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,783,199	1,742,754
Repayment of long-term debt	(600,000)	(800,000)
Short-term borrowings and (repayments), net	(318,455)	107,250
Short-term debt borrowings under term loan facility	—	400,000
Short-term debt repayments under term loan facility	—	(400,000)
Dividends paid on common stock	(329,030)	(315,463)
Common stock issuances and stock-based compensation-related activity, net	(7,302)	9,419
Palo Verde sale leaseback noncontrolling interest acquisition	—	(198,744)
Capital activities by noncontrolling interests	(4,672)	(13,370)
Net cash provided by financing activities	523,740	531,846
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,520	27,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,604	3,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,124	$30,885
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	121,238,487	$3,227,362	(46,968)	$(3,323)	$3,841,749	$(31,034)	$40,333	$7,075,087
Net income		—		—	434,240	—	2,194	436,434
Other comprehensive income		—		—	—	532	—	532
Issuance of common stock (a)	5,715	9,543		—	—	—	—	9,543
Other		—		—	(5)	—	(1)	(6)
Balance, September 30, 2026	121,244,202	$3,236,905	(46,968)	$(3,323)	$4,275,984	$(30,502)	$42,526	$7,521,590

(a)	See Note 13 for information related to our equity forward sale agreements.

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	119,472,939	$3,119,404	(46,968)	$(3,323)	$3,641,148	$(30,441)	$101,152	$6,827,940
Net income		—		—	413,208	—	4,306	417,514
Other comprehensive income		—		—	—	350	—	350
Issuance of common stock (a)	263,586	27,665		—	—	—	—	27,665
Capital activities by noncontrolling interests		—		—	—	—	(2,742)	(2,742)
Deconsolidation of noncontrolling interests (b)		—		—	—	—	(59,633)	(59,633)
Other		—		—	(1)	—	—	(1)
Balance, September 30, 2025	119,736,525	$3,147,069	(46,968)	$(3,323)	$4,054,355	$(30,091)	$43,083	$7,211,093

(a)	See Note 13 for information related to our equity forward sale agreements.
(b)	See Note 9 for information related to the Palo Verde sale leaseback purchases.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	120,950,839	$3,231,372	(46,968)	$(3,323)	$3,850,817	$(32,408)	$40,617	$7,087,075
Net income		—		—	645,734	—	6,581	652,315
Other comprehensive income		—		—	—	1,906	—	1,906
Dividends on common stock ($1.82 per share)		—		—	(220,565)	—	—	(220,565)
Issuance of common stock (a)	293,363	5,533		—	—	—	—	5,533
Capital activities by noncontrolling interests		—		—	—	—	(4,672)	(4,672)
Other		—		—	(2)	—	—	(2)
Balance, September 30, 2026	121,244,202	$3,236,905	(46,968)	$(3,323)	$4,275,984	$(30,502)	$42,526	$7,521,590

(a)See Note 13 for information related to our equity forward sale agreements.

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	119,143,782	$3,121,617	(46,968)	$(3,323)	$3,666,959	$(30,942)	$103,167	$6,857,478
Net income		—		—	601,128	—	12,918	614,046
Other comprehensive income		—		—	—	851	—	851
Dividends on common stock ($1.79 per share)		—		—	(213,731)	—	—	(213,731)
Issuance of common stock (a)	592,743	25,452		—	—	—	—	25,452
Capital activities by noncontrolling interests		—		—	—	—	(13,370)	(13,370)
Deconsolidation of noncontrolling interests (b)		—		—	—	—	(59,633)	(59,633)
Other		—		—	(1)	—	1	—
Balance, September 30, 2025	119,736,525	$3,147,069	(46,968)	$(3,323)	$4,054,355	$(30,091)	$43,083	$7,211,093

(a)See Note 13 for information related to our equity forward sale agreements.
(b)See Note 9 for information related to the Palo Verde sale leaseback purchases.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

OPERATING REVENUES (Note 4)	$1,972,746	$1,820,741	$4,578,092	$4,211,772

OPERATING EXPENSES
Fuel and purchased power	758,025	655,969	1,753,252	1,513,048
Operations and maintenance	291,982	297,509	846,419	879,371
Depreciation and amortization	242,485	224,538	725,535	688,337
Taxes other than income taxes	56,298	58,402	179,938	175,380
Other expense	507	338	6,953	1,964
Total	1,349,297	1,236,756	3,512,097	3,258,100
OPERATING INCOME	623,449	583,985	1,065,995	953,672
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	20,854	17,671	52,688	45,687
Pension and other postretirement non-service credits, net (Note 8)	4,738	3,017	14,171	10,133
Other income (Note 12)	2,305	3,731	6,725	13,127
Other expense (Note 12)	(7,857)	(5,465)	(16,291)	(11,688)
Total	20,040	18,954	57,293	57,259
INTEREST EXPENSE
Interest charges	111,847	99,210	321,665	279,896
Allowance for borrowed funds used during construction	(14,074)	(13,979)	(35,339)	(35,640)
Total	97,773	85,231	286,326	244,256
Income Before Income Taxes	545,716	517,708	836,962	766,675
Income taxes	90,539	85,978	134,421	121,956
Net Income	455,177	431,730	702,541	644,719
Less: Net income attributable to noncontrolling interests (Note 9)	2,194	4,306	6,581	12,918
Net Income Attributable to Common Shareholder	$452,983	$427,424	$695,960	$631,801

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

NET INCOME	$455,177	$431,730	$702,541	$644,719

OTHER COMPREHENSIVE INCOME, NET OF TAX
Pension and other postretirement benefits activity, net of tax expense of $(135), $(127), $(552) and $(216)	409	387	1,679	657
Total other comprehensive income	409	387	1,679	657

COMPREHENSIVE INCOME	455,586	432,117	704,220	645,376
Less: Comprehensive income attributable to noncontrolling interests	2,194	4,306	6,581	12,918

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$453,392	$427,811	$697,639	$632,458

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,393	$4,143
Customer and other receivables	966,185	592,146
Accrued unbilled revenues (Note 4)	271,362	173,692
Allowance for doubtful accounts (Note 4)	(28,412)	(25,495)
Materials and supplies (at average cost)	620,437	546,329
Fossil fuel (at average cost)	21,796	18,824
Assets from risk management activities (Note 10)	5	3,250
Deferred fuel and purchased power regulatory asset (Note 7)	—	149,068
Other regulatory assets (Note 7)	131,584	136,941
Other current assets	157,499	102,820
Total current assets	2,148,849	1,701,718
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trusts (Notes 14 and 15)	1,446,437	1,414,166
Other special use funds (Notes 14 and 15)	392,571	394,514
Assets from risk management activities (Note 10)	1,396	5,137
Other assets	53,538	50,912
Total investments and other assets	1,893,942	1,864,729
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	28,047,993	27,369,414
Accumulated depreciation and amortization	(9,405,307)	(9,011,139)
Net	18,642,686	18,358,275
Construction work in progress	2,506,796	1,649,542
Palo Verde sale leaseback, net of accumulated depreciation (Note 9)	30,854	32,035
Intangible assets, net of accumulated amortization	525,072	575,823
Nuclear fuel, net of accumulated amortization	117,674	104,274
Total property, plant and equipment	21,823,082	20,719,949
DEFERRED DEBITS
Regulatory assets (Note 7)	1,439,842	1,463,357
Operating lease right-of-use assets (Note 17)	5,382,861	3,648,658
Assets for other postretirement benefits (Note 8)	404,945	392,348
Other	192,381	95,600
Total deferred debits	7,420,029	5,599,963

TOTAL ASSETS	$33,285,902	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$537,521	$672,518
Accrued taxes	346,006	176,968
Accrued interest	82,279	98,434
Common dividends payable	300	110,000
Short-term borrowings (Note 6)	164,750	507,305
Current maturities of long-term debt (Note 6)	300,000	250,000
Customer deposits	83,296	63,776
Liabilities from risk management activities (Note 10)	56,187	35,141
Deferred fuel and purchased power regulatory liability (Note 7)	93,848	—
Liabilities for asset retirements (Note 18)	38,968	71,698
Operating lease liabilities (Note 17)	209,579	188,437
Regulatory liabilities (Note 7)	141,888	210,909
Other current liabilities	166,884	159,039
Total current liabilities	2,221,506	2,544,225
DEFERRED CREDITS AND OTHER
Liabilities from risk management activities (Note 10)	2,843	1,495
Deferred income taxes	2,495,273	2,427,765
Regulatory liabilities (Note 7)	1,702,596	1,736,121
Liabilities for pension benefits (Note 8)	181,379	164,892
Liabilities for asset retirements (Note 18)	1,283,134	1,198,601
Customer advances	852,280	632,169
Coal mine reclamation	165,883	159,587
Deferred investment tax credit	294,169	308,261
Unrecognized tax benefits	169,519	121,066
Operating lease liabilities (Note 17)	5,328,290	3,547,321
Other	214,737	232,661
Total deferred credits and other	12,690,103	10,529,939
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITALIZATION
Common stock	178,162	178,162
Additional paid-in capital	4,591,696	4,491,696
Retained earnings	4,702,297	4,227,237
Accumulated other comprehensive loss (Note 16)	(13,778)	(15,457)
Total shareholder equity	9,458,377	8,881,638
Noncontrolling interests (Note 9)	42,526	40,617
Total equity	9,500,903	8,922,255
Long-term debt less current maturities (Note 6)	8,873,390	7,889,940
Total capitalization	18,374,293	16,812,195

TOTAL LIABILITIES AND EQUITY	$33,285,902	$29,886,359
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$702,541	$644,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	776,655	731,592
Allowance for equity funds used during construction	(52,688)	(45,687)
Deferred income taxes	10,751	(26,201)
Deferred investment tax credit	(14,092)	(10,019)
Amortization of operating lease assets	120,908	131,176
Changes in current assets and liabilities:
Customer and other receivables	(371,698)	(253,085)
Accrued unbilled revenues	(97,670)	(80,971)
Materials, supplies and fossil fuel	(77,080)	(37,251)
Deferred fuel and purchased power	(247,505)	(276,327)
Deferred fuel and purchased power amortization	490,421	358,871
Income tax receivable	—	5,463
Other current assets	(26,769)	(9,366)
Accounts payable	(44,094)	78,674
Accrued taxes	169,038	199,236
Other current liabilities	47,737	(958)
Change in long-term regulatory assets	31,104	72,050
Change in long-term regulatory liabilities	(19,923)	46,167
Change in other long-term assets	(143,770)	(199,945)
Change in other long-term liabilities	248,864	164,112
Change in operating lease liabilities	(99,914)	(135,755)
Net cash provided by operating activities	1,402,816	1,356,495
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,091,631)	(1,955,102)
Contributions in aid of construction	264,167	166,198
Allowance for borrowed funds used during construction	(35,339)	(35,640)
Proceeds from nuclear decommissioning trusts sales and other special use funds	1,436,440	1,324,705
Investment in nuclear decommissioning trusts and other special use funds	(1,432,364)	(1,327,925)
Other	2,614	828
Net cash used for investing activities	(1,856,113)	(1,826,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,285,374	947,350
Repayment of long-term debt	(250,000)	(300,000)
Short-term borrowings and (repayments), net	(342,555)	81,200
Short-term debt borrowings under term loan facility	—	400,000
Short-term debt repayments under term loan facility	—	(400,000)
Equity infusion from Pinnacle West	100,000	300,000
Dividends paid on common stock	(330,600)	(320,800)
Palo Verde sale leaseback noncontrolling interest acquisition	—	(198,744)
Capital activities by noncontrolling interests	(4,672)	(13,370)
Net cash provided by financing activities	457,547	495,636
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,250	25,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,143	3,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,393	$29,010
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2026	71,264,947	$178,162	$4,591,696	$4,249,317	$(14,187)	$40,333	$9,045,321
Net income		—	—	452,983	—	2,194	455,177
Other comprehensive income		—	—	—	409	—	409
Other		—	—	(3)	—	(1)	(4)
Balance, September 30, 2026	71,264,947	$178,162	$4,591,696	$4,702,297	$(13,778)	$42,526	$9,500,903

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, June 30, 2025	71,264,947	$178,162	$4,416,696	$3,983,202	$(13,846)	$101,152	$8,665,366
Net income		—	—	427,424	—	4,306	431,730
Other comprehensive income		—	—	—	387	—	387
Capital activities by noncontrolling interests		—	—	—	—	(2,742)	(2,742)
Deconsolidation of noncontrolling interests (a)		—	—	—	—	(59,633)	(59,633)
Other		—	—	(2)	—	—	(2)
Balance, September 30, 2025	71,264,947	$178,162	$4,416,696	$4,410,624	$(13,459)	$43,083	$9,035,106

(a)	See Note 9 for information related to the Palo Verde sale leaseback purchases.
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2025	71,264,947	$178,162	$4,491,696	$4,227,237	$(15,457)	$40,617	$8,922,255
Equity infusion from Pinnacle West		—	100,000	—	—	—	100,000
Net income		—	—	695,960	—	6,581	702,541
Other comprehensive income		—	—	—	1,679	—	1,679
Dividends on common stock		—	—	(220,900)	—	—	(220,900)
Capital activities by noncontrolling interests		—	—	—	—	(4,672)	(4,672)
Balance, September 30, 2026	71,264,947	$178,162	$4,591,696	$4,702,297	$(13,778)	$42,526	$9,500,903

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2024	71,264,947	$178,162	$4,116,696	$3,992,423	$(14,116)	$103,167	$8,376,332
Equity infusion from Pinnacle West		—	300,000	—	—	—	300,000
Net income		—	—	631,801	—	12,918	644,719
Other comprehensive income		—	—	—	657	—	657
Dividends on common stock		—	—	(213,600)	—	—	(213,600)
Capital activities by noncontrolling interests		—	—	—	—	(13,370)	(13,370)
Deconsolidation of noncontrolling interests (a)		—	—	—	—	(59,633)	(59,633)
Other		—	—	—	—	1	1
Balance, September 30, 2025	71,264,947	$178,162	$4,416,696	$4,410,624	$(13,459)	$43,083	$9,035,106

(a)	See Note 9 for information related to the Palo Verde sale leaseback purchases.
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries, including APS, El Dorado, and PNW Power. Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited Condensed Consolidated Financial Statements for Pinnacle West include the accounts of Pinnacle West and its subsidiaries as well as a VIE related to the Captive. The unaudited Condensed Consolidated Financial Statements for APS include the accounts of APS and the Palo Verde VIEs. In September 2025, APS purchased two of the three leased interests, resulting in the termination of the related lease agreements and discontinuation of VIE consolidation for those leases. As of September 30, 2026, one Palo Verde VIE lease arrangement remains active. See Note 9 for further discussion on Pinnacle West’s VIEs and APS’s remaining VIE. El Dorado is a wholly-owned subsidiary that invests in energy-related and Arizona community-based ventures. PNW Power is a wholly-owned subsidiary that holds certain investments in wind and transmission joint venture projects. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds/credits	$13,644	$7,701
Interest, net of amounts capitalized	348,434	283,358
Significant non-cash investing and financing activities:
Accrued capital expenditures	190,230	228,182

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
Cash paid during the period for:
Income taxes, net of refunds/credits	$25,698		$10,328
Interest, net of amounts capitalized	298,429		243,761
Significant non-cash investing and financing activities:
Accrued capital expenditures	190,230		228,182
Dividends accrued but not yet paid	300	(a)	—
(a)     Represents a payable from APS to Pinnacle West as of September 30, 2026.
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

The following table reconciles our reportable segment’s revenues, significant expenses, and net income (loss) to the Pinnacle West consolidated amounts (dollars in millions):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2026			2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$1,973	$—	$1,973	$1,821	$—	$1,821
Fuel and purchased power	(758)	—	(758)	(656)	—	(656)
Operations and maintenance	(292)	(3)	(295)	(298)	(2)	(300)
Depreciation and amortization	(242)	(1)	(243)	(225)	—	(225)
Taxes other than income taxes	(56)	—	(56)	(58)	—	(58)
Allowance for equity funds used during construction	21	—	21	18	—	18
Pension and other postretirement non-service credits, net	5	—	5	3	—	3
Other income and (expense), net	(7)	1	(6)	(3)	6	3
Interest charges, net of allowance for borrowed funds used during construction	(98)	(27)	(125)	(85)	(26)	(111)
Income (taxes) benefit	(91)	11	(80)	(86)	8	(78)
Less: Net income attributable to noncontrolling interests	(2)	—	(2)	(4)	—	(4)
Net Income (Loss) Attributable to Common Shareholders	$453	$(19)	$434	$427	$(14)	$413

	Nine Months Ended September 30,
	2026			2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Operating revenues	$4,578	$—	$4,578	$4,212	$—	$4,212
Fuel and purchased power	(1,753)	—	(1,753)	(1,513)	—	(1,513)
Operations and maintenance	(846)	(9)	(855)	(879)	(7)	(886)
Depreciation and amortization	(726)	—	(726)	(688)	—	(688)
Taxes other than income taxes	(180)	—	(180)	(175)	—	(175)
Allowance for equity funds used during construction	53	—	53	46	—	46
Pension and other postretirement non-service credits, net	14	—	14	10	(1)	9
Other income and (expense), net	(17)	15	(2)	(2)	26	24
Interest charges, net of allowance for borrowed funds used during construction	(286)	(77)	(363)	(244)	(64)	(308)
Income (taxes) benefit	(134)	21	(113)	(122)	15	(107)
Less: Net income attributable to noncontrolling interests	(7)	—	(7)	(13)	—	(13)
Net Income (Loss) Attributable to Common Shareholders	$696	$(50)	$646	$632	$(31)	$601

The following table reconciles our reportable segment’s assets to the Pinnacle West consolidated amount (dollars in millions):

	September 30, 2026			December 31, 2025
	Regulated Electricity Segment	Other	Pinnacle West Consolidated	Regulated Electricity Segment	Other	Pinnacle West Consolidated
Total Assets	$33,286	$178	$33,464	$29,886	$146	$30,032

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

ASU 2026-02, Environmental Credits and Environmental Credit Obligations

In May 2026, a new accounting standard was issued establishing comprehensive accounting requirements for environmental credits and environmental credit obligations. Prior to the issuance of this new standard, GAAP did not include specific guidance relating to these types of instruments and activities. The new standard defines environmental credits and environmental credit obligations and provides a framework for recognition, measurement, presentation, and disclosure.

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

4.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West’s consolidated revenues disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail Electric Service
Residential	$1,032,308	$963,186	$2,221,711	$2,063,775
Non-Residential	862,751	765,247	2,172,752	1,944,142
Wholesale Energy Sales	41,478	46,333	70,163	89,050
Transmission Services for Others	33,675	44,284	94,890	101,827
Other Sources	2,534	1,691	18,576	12,978
Total Operating Revenues	$1,972,746	$1,820,741	$4,578,092	$4,211,772

Retail Electric Service

All of Pinnacle West’s retail electric revenues are generated by APS. Retail electric revenues are generated by the sale of electricity to our customers within the regulated authorized service territory at tariff rates approved by the ACC and based on customer usage. Revenues related to the sale of electricity are generally recognized when service is rendered, or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers’ meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 21 days of when the services are billed. See “Allowance for Doubtful Accounts” discussion below for additional details regarding payment terms.

In October 2026, APS executed a DPC to provide future retail electric services to TSMC Arizona Corporation (“TSMC Arizona”). See Note 7. APS expects to submit the DPC to the ACC for regulatory approval in 2026. APS cannot predict the outcome of this matter. The DPC had no impact on revenues recognized during the three or nine months ended September 30, 2026.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the electricity business, some contracts to purchase electricity are settled by netting against other contracts to sell electricity. This is referred to as a book-out, and usually occurs in contracts that have the same terms (product type, quantities, and delivery points) and for which power does not flow. We net these book-outs, which reduces both wholesale revenues and fuel and purchased power costs.

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2026 were $1,965 million and $4,540 million, respectively, and for the three and nine months ended September 30, 2025 were $1,822 million and $4,186 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2026 our revenues that do not qualify as revenue from contracts with customers were $8 million and $38 million, respectively, and for the three and nine months ended September 30, 2025 were negative $1 million and $26 million, respectively. This amount includes revenues related to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 7 for a discussion of our regulatory cost recovery mechanisms.

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

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Balance at beginning of period	$25,495	$24,849
Bad debt expense	23,889	28,603
Actual write-offs	(20,972)	(27,957)
Balance at end of period	$28,412	$25,495

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

The Company claimed benefits for the Nuclear PTC on its 2025 and 2024 tax returns of $39.6 million and $33.4 million, respectively, using a revenue requirement methodology to determine its gross receipts from nuclear sales. Additionally, utilizing this same methodology, the Company estimates that the 2026 tax credit will be $35-$40 million. These benefits include the five times multiplier for complying with IRS prevailing wage rules. However, due to the continued lack of IRS guidance, management believes that there remains uncertainty as to whether the IRS will ultimately agree with the Company’s gross receipts methodology. As a result, as of September 30, 2026, the Company’s Nuclear PTC benefits are recorded as uncertain tax positions and the Company continues to not recognize any income tax benefits related to the Nuclear PTC.

The Company's 2022 - 2024 federal tax returns are currently under exam by the IRS. The IRS has indicated that the focus of this exam will be on Inflation Reduction Act tax credits, including the Nuclear PTC. At this time, we are unable to predict the outcome of this exam and whether it will have a material impact on our financial position, results of operations, or cash flows.

6.      Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

As of September 30, 2026, Pinnacle West had a $300 million revolving credit facility that matures on February 18, 2031. Pinnacle West has the option to increase the amount of the facility by $100 million to a total of $400 million, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. The facility is available to support Pinnacle West’s general corporate purposes, including support for Pinnacle West’s $300 million commercial paper program, bank borrowings, and issuances of letters of credit. As of September 30, 2026, Pinnacle West had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under its credit facility, and $99 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2026 was 4.05%.

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

APS

As of September 30, 2026, APS had a $1.7 billion revolving credit facility that matures on February 18, 2031. APS has the option to increase the amount of the facility by $400 million to a total of $2.1 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. The facility is available to support APS’s general corporate purposes, including support for APS’s $1.5 billion commercial paper program, bank borrowings, and issuances of letters of credit. As of September 30, 2026, APS had no outstanding borrowings under its revolving credit facility, no letters of credit outstanding under the credit facility, and $165 million of outstanding commercial paper borrowings. The weighted-average interest rate for the outstanding borrowings on September 30, 2026 was 4.05%.

On March 10, 2026, APS issued $600 million of 5.10% senior unsecured notes that mature March 15, 2036. The net proceeds from the issuances were used to repay short-term indebtedness consisting of commercial paper and for general corporate purposes.

On August 13, 2026, APS issued $600 million of 6.25% senior unsecured notes that mature August 15, 2056 and reopened its 5.50% senior unsecured notes that mature September 1, 2035, issuing an additional $100 million of such notes. The net proceeds from the issuances were used to repay the $250 million senior unsecured notes that matured September 15, 2026 and to repay $450 million of short-term indebtedness consisting of commercial paper and for general corporate purposes.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$1,815,992	$1,837,244	$1,665,736	$1,731,388
APS	9,173,390	7,877,514	8,139,940	7,433,142
Total	$10,989,382	$9,714,758	$9,805,676	$9,164,530

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 3, 2026, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are as follows:

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
◦retention of the 120-day review and challenge period; and
◦elimination of the interim rate reset by accepting ACC approval prior to implementation (subject to an automatic reversion provision).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS requested that the increase become effective in the second half of 2026. The hearing concluded on July 7, 2026. APS and other parties filed their Initial Post-Hearing Briefs and Reply Briefs on August 27, 2026 and September 11, 2026, respectively. Although APS anticipates that the 2025 Rate Case will be resolved before the end of this year, APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the grid access charge (“GAC”) for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, Arizona Solar Energy Industries Association (“AriSEIA”), Solar Energy Industries Association (“SEIA”), and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued a ROO (the “Limited Rehearing ROO”) on December 3, 2024. The Limited Rehearing ROO recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. On June 16, 2026, the Arizona Court of Appeals found that the GAC and related increases for residential solar customers were imposed by the ACC without adequate notice or opportunity to be heard. Following motions for reconsideration filed by APS and the Commission, the Court of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Appeals denied those motions on October 29, 2026. APS now plans to file a petition for review with the Arizona Supreme Court. APS cannot predict the outcome of these proceedings, but does not expect the outcome will have a material impact on APS’ financial position, results of operations, or cash flows.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, the Arizona Large Customer Group (“ALCG”), and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court. That petition was denied on May 8, 2026, which returned the litigation to the Superior Court of Maricopa County for further proceedings on the merits of whether the ACC’s issuance of the formula rate policy statement complied with the Arizona Administrative Procedure Act. Subsequent to that remand, the Superior Court granted a motion on August 28, 2026 to stay the proceedings pending the outcome of appellate litigation in the Arizona Court of Appeals addressing challenges to the UNS Gas Inc. Annual Rate Adjustment Mechanism, which is premised on similar grounds as the Superior Court litigation. Thereafter, on September 28, 2026, RUCO filed a petition for another special action with the Arizona Supreme Court seeking to reverse the Superior Court’s stay and enjoin further implementation of retail formula rates in Arizona pursuant to the ACC’s policy statement. APS cannot predict the outcome of this matter or the impact (if any) it may have on other proceedings.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS has a Green Power Partners Program that allows customers to pay a specified price to receive a contracted amount of green power in addition to their normal rate in order to support those customers in meeting their individual sustainability goals. On June 28, 2024, APS filed an application for approval of modifications to the Green Power Partners Program and requested a renewable energy credit waiver granting APS the ability to sell its renewable energy credits rather than simply banking and retiring them for compliance purposes and thereby allowing the revenue generated from such sales to flow back directly to APS customers through rate adjustments. On February 4, 2026, the ACC approved APS’s proposed changes to the Green Power Partners Program, including permitting the sale of renewable energy credits and modifications to pricing structures for participating customers.

On September 4, 2026, APS filed an application with the ACC requesting that APS issue a credit of approximately $33.6 million to customers through a one-time Renewable Energy Adjustment Charge. The

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit is primarily based on revenue from the Green Power Partners Program sales. On October 7, 2026, the ACC approved this credit.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$149,068	$287,597
Deferred fuel and purchased power costs	247,505	276,327
Amounts charged to customers	(490,421)	(358,871)
Balance at end of period	$(93,848)	$205,053

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 2, 2026, APS filed a Notice of Delayed Annual PSA Reset filing. This filing informed the ACC that APS will file its annual PSA update after the ACC’s decision in the 2025 Rate Case. APS understands that the ACC may issue a final decision in its pending 2025 Rate Case in December of 2026. If so, APS anticipates filing its Annual PSA Reset for the 2027 PSA Year in January of 2027, recognizing that this may result in delayed rate adjustments for the 2027 PSA Year. In the meantime, APS will maintain the currently authorized PSA rate.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Court Resolution Surcharge

Following an appeal of the 2019 Rate Case decision, the ACC approved a Court Resolution Surcharge (“CRS”) mechanism that permits APS to recover certain costs associated with investments and expenses for APS’s purchase and installation of selective catalytic reduction (“SCR”) technology for Four Corners Units 4 and 5 and a change in APS’s allowable return on equity as required by the Arizona Court of Appeals and approved by the ACC in Decision No. 78979. The CRS went into effect on July 1, 2023, at a rate of $0.00175 per kWh. The rate is designed to recover $59.6 million in revenue lost by APS between December 2021 and June 20, 2023, and the prospective recovery of ongoing costs related to the SCR investments and expense and the allowable return on equity difference in current base rates. The portion of the CRS representing the recovery of the $59.6 million of lost revenue between December 2021 and June 20, 2023, $57.3 million of which has been collected as of September 30, 2026, will cease upon full collection of the lost revenue. Additionally, the CRS tariff was updated to remove the return on equity component and account for SCR-related depreciation and deferral adjustments approved in Decision No. 79293 in the 2022 Rate Case.

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

On May 1, 2026, APS filed an application for revisions to the RCP. This application requests a decrease to the RCP price to $0.05554 per kWh, reflecting a 10% annual reduction, to become effective September 1, 2026. On August 12, 2026, the ACC approved the RCP as filed.

On October 11, 2023, the ACC voted to open a new general docket to hold a hearing to explore potential future changes to the 10% annual reduction cap in the solar export rate paid by utilities to distributed solar customers for exports to the grid and the 10-year rate lock period for those customers that

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were approved in the ACC’s Value and Cost of DG Docket. Following various conferences, the ACC Staff filed a report finding that the RCP is working as intended and recommending no changes at this time along with closure of the docket. On October 6, 2025, the ACC administratively closed the general docket, and APS expects no additional action in this matter.

Energy Modernization Plan

On May 26, 2023, the ACC opened a new docket to review the Arizona Administrative Code related to Resource Planning, RES and EES. Subsequently, on January 9, 2024, the ACC approved the opening of new dockets to begin rulemaking processes for EES and RES. The ACC voted to send to the Secretary of State full repeals of the RES and EES rules on August 14, 2025 and September 17, 2025, respectively, for publication and to begin the public rulemaking process.

On March 4, 2026, the ACC approved the ROO to repeal the RES Rules and directed Staff to create and file with the Office of the Attorney General a Notice of Final Rulemaking package. Both the Sierra Club and the State of Arizona Attorney General’s Office filed a request for rehearing of Decision No. 81677 on March 30, 2026. On April 2, 2026, a Notice of Final Rulemaking and Final Economic Impact Statement was delivered to the Attorney General’s Office. In response to this Notice, the Attorney General’s Office notified the ACC that it was rejecting the rulemaking implementing the RES repeal for failure to follow required procedural steps. On October 7, 2026, the ACC’s Hearing Division issued a ROO to amend Decision No. 81677 to clarify that the repeal of the RES is within the ACC’s constitutional authority, eliminating the need for review by the Attorney General's Office. The ROO also orders ACC Staff to file the Notice of Final Rulemaking directly with the Office of the Secretary of State. The ACC has yet to rule on this ROO and APS cannot predict the outcome of this matter.

On July 8, 2026, the ACC repealed the EES Rules effective immediately, instructing ACC Staff to submit a Notice of Final Rulemaking to the Arizona Secretary of State. The State of Arizona Attorney General’s Office filed a request for rehearing of Decision No. 82007 on August 3, 2026. APS cannot predict the outcome of this matter.

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

On October 30, 2026, APS submitted its 2026 IRP to the ACC for acknowledgement. Stakeholder comments on the IRP are due January 28, 2027. APS cannot predict the outcome of this matter.

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

For Cholla Unit 2, APS has been allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs, totaling $20.1 million as of September 30, 2026, in addition to a return on its investment. In the third quarter of 2014, Unit 2’s remaining net book

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value was reclassified from property, plant and equipment to regulatory assets. In accordance with the 2019 Rate Case decision, the regulatory asset is being amortized through 2033.

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

On August 31, 2026, APS filed with the ACC a notice of its intention to convert Cholla Units 1 and 3 to natural gas and application to amend the certificate of environmental compatibility for Cholla Unit 3 to authorize conversion to natural gas. APS cannot predict the outcome of this matter.

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

APS has been recovering a return on and of the net book value of its interest in the Navajo plant in base rates. Pursuant to the 2019 Rate Case decision described above, APS will be allowed continued recovery of the book value of its remaining investment in the Navajo Plant, $16.6 million as of September 30, 2026, in addition to a return on the net book value, with the exception of 15% of the annual amortization expense in rates. In addition, APS was allowed recovery of the Navajo coal reclamation regulatory asset, which is fully recovered as of August 2026. The disallowed recovery of 15% of the annual amortization does not have a material impact on APS financial statements.

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

On February 1, 2026, APS submitted its 2026 Comprehensive Wildfire Mitigation Plan for approval to the Department of Forestry and Fire Management, which approved APS’s plan on May 7, 2026. On October 6, 2026, APS filed its approved 2026 Comprehensive Wildfire Mitigation Plan with the ACC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Direct Pricing Contract

On October 16, 2026, APS signed a DPC with TSMC Arizona. APS expects to submit the DPC to the ACC for regulatory approval in 2026. APS cannot predict the outcome of this matter.

Pursuant to the DPC, APS has agreed to provide service ramping to approximately 1.88 gigawatts to power TSMC Arizona’s semiconductor fabs/advanced packaging facilities for an initial term of 25 years. The DPC includes various contractual provisions to support the development of resources for APS to meet the load demand, including upfront payments for credit support and various forms of liquid and non-liquid collateral beginning on January 1, 2027. The exact amount and forms of collateral will vary throughout the term of the DPC depending on various factors, including the in-service dates of the resources developed to support TSMC Arizona.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2026	December 31, 2025
Pension	(a)	$701,961	$723,042
Income taxes — AFUDC equity	2056	218,914	203,890
Palo Verde sale leaseback noncontrolling interests’ acquisition (b)	N/A	151,506	151,506
Lease incentive (Note 17)	2046	102,961	90,005
Ocotillo deferral	2034	88,798	99,931
SCR deferral (c)	2038	72,733	77,186
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	51,888	29,330
Retired power plant costs	2031	43,563	56,809
Income taxes — investment tax credit basis adjustment (Note 5)	2056	40,403	42,459
Deferred compensation	2036	31,894	32,204
FERC transmission true up	2028	23,376	21,471
Palo Verde VIEs (Note 9)	2046	9,337	8,582
Deferred property taxes	2027	8,922	15,349
Mead-Phoenix transmission line — contributions in aid of construction	2050	7,803	8,052
Loss on reacquired debt	2038	4,944	5,653
Active union medical trust	(e)	4,563	3,696
TEAM (c)	2031	3,387	3,879
DSM (c)	2026	787	15,706
PSA - interest	2027	431	5,679
Navajo Coal reclamation	2026	—	2,516
Deferred fuel and purchased power (c) (d)	2027	—	149,068
Other	Various	3,255	3,353
Total regulatory assets (f)		$1,571,426	$1,749,366
Less: current regulatory assets		$131,584	$286,009
Total non-current regulatory assets		$1,439,842	$1,463,357
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2026	December 31, 2025
Excess deferred income taxes - ACC — Tax Cuts and Jobs Act (a)	2046	$805,915	$847,572
Excess deferred income taxes - FERC — Tax Cuts and Jobs Act (a)	2058	192,864	200,161
AROs and removal costs	(b)	248,186	286,907
Other postretirement benefits	(c)	223,822	233,952
Four Corners coal reclamation	2038	96,517	97,988
Deferred fuel and purchased power (d) (e)	2027	93,848	—
Income taxes — deferred investment tax credit	2056	78,204	81,949
RES (d)	2027	62,096	54,551
Income taxes — change in state rates	2054	53,364	56,260
Sundance maintenance	2031	25,767	25,668
TCA Balancing Account (d)	2028	25,154	4,860
Spent nuclear fuel	2027	16,078	20,492
DSM (d)	2026	11,802	26,228
TEAM (d)	2032	3,285	3,738
Deferred fuel and purchased power — mark-to-market (Note 10)	2030	—	3,641
Other	Various	1,430	3,063
Total regulatory liabilities		$1,938,332	$1,947,030
Less: current regulatory liabilities		$235,736	$210,909
Total non-current regulatory liabilities		$1,702,596	$1,736,121
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the plans’ net periodic benefit costs (credits) and the portion of these costs charged to expense or credited to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Plans				Other Benefits Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost-benefits earned during the period	$11,892	$11,038	$35,675	$33,114	$2,189	$2,020	$6,566	$6,061
Non-service costs (credits):
Interest cost on benefit obligation	37,452	38,780	112,356	116,340	4,955	5,086	14,865	15,258
Expected return on plan assets	(44,230)	(44,698)	(132,691)	(134,094)	(12,719)	(12,142)	(38,157)	(36,426)
Amortization of:
Prior service cost (credit)	151	—	453	—	—	—	—	(1,265)
Net actuarial loss (gain)	10,798	11,683	32,394	35,049	(2,723)	(2,932)	(8,169)	(8,796)
Net periodic benefit costs (credits)	$16,063	$16,803	$48,187	$50,409	$(8,298)	$(7,968)	$(24,895)	$(25,168)
Portion of costs (credits) charged to expense	$8,879	$10,270	$26,659	$30,096	$(6,672)	$(6,110)	$(19,825)	$(19,382)

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. The expected minimum required cash contributions for the pension plan are zero for the next three years. However, while we do not expect to make a voluntary contribution in 2026, we are evaluating whether to make voluntary contributions in 2027 and 2028. The amount of voluntary contributions will be determined as we continue to evaluate and assess our ongoing contribution strategy. We have not made any contributions to our other postretirement benefit plan in 2026 and do not expect to make contributions in 2026, 2027 or 2028.

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

Consolidation of the Captive resulted in a decrease in Pinnacle West’s net income of $3.2 million and an increase in Pinnacle West’s net income of $1.2 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, consolidation of the Captive resulted in increases to Pinnacle West’s net income of $1.2 million and $3.6 million, respectively. Amounts are fully attributable to Pinnacle West shareholders. Consolidation impacts the Pinnacle West Condensed Consolidated Statements of Income operations and maintenance expense, other income, and other expense line items.

Pinnacle West’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 include $42 million and $40 million, respectively, of assets relating to the Captive, substantially all of which are reported within the other special use funds line item. See Notes 14 and 15 for additional details on these investment holdings.

APS’s financial statements are not impacted by Pinnacle West’s consolidation of the Captive VIE.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2026, one VIE lease arrangement remains in effect. The VIE lease agreement that was not subject to the purchase agreements is not impacted by the purchase transactions, and APS continues to consolidate this lessor VIE.
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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2026 of $2 million and $6 million, respectively, and for the three and nine months ended September 30, 2025 of $4 million and $13 million, respectively. The increase in net income is entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets include the following amounts relating to the VIE (dollars in thousands):

	September 30, 2026	December 31, 2025
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$30,854	$32,035
Equity — Noncontrolling interests	42,526	40,617

Assets of the VIE are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our Condensed Consolidated Financial Statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

The following table shows the outstanding gross notional volume of energy derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2026	December 31, 2025
Power	Gigawatt-hour	—	542
Gas	Billion cubic feet	260	211

Gains and Losses from Energy Derivative Instruments

For the three and nine months ended September 30, 2026 and 2025, APS had no energy derivative instruments in designated accounting hedging relationships.

     The following table provides information about gains and losses from energy derivative instruments not designated as accounting hedging instruments (dollars in thousands):

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Location	2026	2025	2026	2025
Net Loss Recognized in Income	Fuel and purchased power (a)	$(29,411)	$(67,368)	$(86,163)	$(26,598)
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are located in the assets and liabilities from risk management activities lines of APS’s Condensed Consolidated Balance Sheets (dollars in thousands):

As of September 30, 2026	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amounts Reported on Balance Sheets
Current assets	$1,009	$(1,009)	$—	$5	$5
Investments and other assets	3,912	(2,516)	1,396	—	1,396
Total assets	4,921	(3,525)	1,396	5	1,401

Current liabilities	(51,450)	1,009	(50,441)	(5,746)	(56,187)
Deferred credits and other	(5,359)	2,516	(2,843)	—	(2,843)
Total liabilities	(56,809)	3,525	(53,284)	(5,746)	(59,030)
Total	$(51,888)	$—	$(51,888)	$(5,741)	$(57,629)
(a)All of our gross recognized derivative instruments were subject to master netting arrangements.
(b)No cash collateral has been provided to or received by counterparties that is subject to offsetting.
(c)Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $5,746 thousand and cash margin provided to counterparties of $5 thousand.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by energy derivative counterparties and have risk management contracts with many energy derivative counterparties. As of September 30, 2026, we have two counterparties with positive exposure greater than 35% of Pinnacle West’s $1.4 million of net risk management assets. This exposure relates to ISDA master agreements with the respective counterparties. The counterparties are rated as investment grade by S&P Global. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated results of operations for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Certain of our energy derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross-default provisions, and adequate assurance provisions.  Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions.  For those energy derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for S&P Global or Fitch or Baa3 for Moody’s).

The following table provides information about our energy derivative instruments that have credit-risk-related contingent features (dollars in thousands):

September 30, 2026
Aggregate fair value of derivative instruments in a net liability position	$56,809
Additional collateral in the event credit-risk related contingent features were fully triggered (a)	51,052
(a)This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

As of September 30, 2026, we also have energy related non-derivative instrument contracts, with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $711 million if our debt credit ratings were to fall below investment grade.

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

APS has recovered costs paid from July 1, 2011, through October 31, 2025, for twelve claims pursuant to the terms of the August 15, 2014 settlement agreement. The DOE has approved and paid approximately $189.7 million for these claims (APS’s share is approximately $55.2 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the ACC’s decision from the 2017 rate case, this regulatory liability is being refunded to customers. On November 2, 2026, APS submitted its thirteenth claim pursuant to the terms of the settlement agreement in the amount of approximately $21.3 million (APS’s share is approximately $6.2 million).

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan. This insurance limit is subject to an adjustment every five years based upon the aggregate percentage change in the Consumer Price Index. The most recent adjustment took effect on January 1, 2024. As of that date, in accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $16.4 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $500 million, which is provided by American Nuclear Insurers.  The remaining balance of approximately $15.9 billion of liability coverage is provided through a mandatory, industry-wide retrospective premium program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums. The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $165.9 million, subject to a maximum annual premium of approximately $24.7 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $144.9 million, with a maximum annual retrospective premium of approximately $21.6 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by NEIL.  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24.9 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  Additionally, at the sole discretion of the NEIL Board of Directors, Palo Verde would be liable to provide approximately $68.9 million in deposit premium within 20 days of request as assurance to satisfy any site obligation of retrospective premium assessment.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits, and exclusions.

Nuclear Wage Class Action Lawsuit

On July 11, 2025, APS, together with all 25 other U.S. nuclear power plant operators, was named in a class action lawsuit brought in the U.S. District Court in Maryland. The lawsuit alleges the country’s nuclear operators have violated antitrust laws by agreeing to exchange compensation information and suppress compensation. The class action complaint has been brought on behalf of all persons employed in nuclear power generation in the U.S. from May 1, 2003 until the present and alleges violations of the Sherman Act. The complaint was dismissed without prejudice on August 5, 2026 and an amended complaint was filed on October 8, 2026. We are unable at this time to predict the outcome of this matter and whether it will have a material impact on our financial position, results of operations, or cash flows.

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

Fuel and Purchased Power Commitments and Purchase Obligations

As of September 30, 2026, our fuel and purchased power and purchase obligation commitments have increased by $4.8 billion from the information provided in our 2025 Form 10-K, primarily due to gas tolling lease contracts and a new coal supply agreement relating to Four Corners. See Note 17 for additional information regarding the gas tolling lease contracts.

Other than the items described above, there have been no material changes, as of September 30, 2026, outside the normal course of business in contractual obligations from the information provided in our 2025 Form 10-K. See Note 6 for discussion regarding changes in our short-term and long-term debt obligations.

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

In connection with APS’s status as a PRP for OU3, since 2013 APS and at least two dozen other parties have been defendants in various CERCLA lawsuits stemming from allegations that contamination from OU3 and elsewhere has impacted groundwater wells operated by the Roosevelt Irrigation District. At this time, a proposed consent decree that would resolve APS’s liability in these lawsuits for an immaterial amount is currently pending before the U.S. District Court for Arizona. APS is unable to predict the outcome of the District Court’s consideration of this proposed settlement; however, APS does not expect the outcome to have a material impact on its financial position, results of operations, or cash flows.

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

Coal Combustion Waste

On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCRs, such as fly ash and bottom ash (the “CCR Rule”). The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”) and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions. These criteria include standards governing location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed “forced closure” or “closure for cause” of unlined surface impoundments and are the subject of the regulatory and judicial activities described below.

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

•On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits, which would impact facilities like Four Corners located on the Navajo Nation. The proposal remains pending and on May 28, 2026, EPA published notice reopening the comment period on this proposal (the “2020 Proposed Federal CCR Permit Program Rule”). At this time, EPA is considering the estimated time needed to compile materials for site specific issues deferred to permitting; whether a six-month deadline after publication of the final permitting rule in the Federal Register is sufficient for the first tier of permit applications; how best to implement electronic permitting for both EPA-issued CCR permits and states that are implementing the CCR permitting program in lieu of EPA; and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

whether general permitting mechanisms can be used as part of state or federal permitting efforts for CCR management.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS has disposed of CCR in ash ponds and dry storage areas at Cholla, prior to ceasing coal-fired operations there, and Four Corners. The CCR Rule requires ongoing, phased groundwater monitoring to evaluate whether CCR disposal at our facilities has impacted groundwater. As of October 2018, APS completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. Based on this trigger, APS determined that several of its CCR disposal units at Cholla and Four Corners need to undergo groundwater corrective action. In addition, under the current regulations, all such disposal units had to cease operating and initiate closure as of April 11, 2021 (except for those disposal units at Cholla that had been subject to alternative closure, which initiated closure work on June 30, 2025). APS completed the assessments of corrective measures for subject CCR units at Four Corners and Cholla on June 14, 2019, and has solicited input from the public and hosted public hearings as part of this process. APS selected groundwater remedies for the closed CCR disposal units at Four Corners on December 31, 2025. Groundwater remedies were then selected for the closed CCR disposal units at Cholla on May 29, 2026. APS estimated its share of corrective action and monitoring costs at Four Corners and Cholla prior to remedy selection, and those estimates are captured within the AROs and removal costs within Regulatory Liabilities. At this time, APS does not believe that any potential changes to the cost estimate associated with remedy selection at Four Corners or Cholla would have a material impact on its financial condition, results of operations, or cash flows. However, as APS continues to implement the CCR Rule’s corrective action process, ongoing review and revisions to these cost estimates may be required due to the uncertainties inherent in long-term groundwater remediation programs.

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

In the latest final regulations governing power plant carbon dioxide emissions, released April 25, 2024, EPA issued emission standards and guidelines for various subcategories of new and existing power plants. However, EPA has now taken final action to repeal the vast majority of those 2024 standards. On September 17, 2026, EPA concurrently published in the Federal Register both a final Partial Repeal Rule and a proposed Supplemental Full Repeal Rule. The final repeal action eliminates the CCS requirements in the 2024 standards for existing coal-fired power plants and new baseload natural gas-fired power plants (those operating over a 40% capacity factor), while also eliminating the gas co-firing requirements for existing coal-fired power plants and all requirements for existing gas- and oil-fired steam generating units. This action leaves in place the 2024 efficiency-based carbon performance standards for new natural gas power plants. The Supplemental Full Repeal Rule proposal, however, contemplates elimination of all 2024 carbon-emission standards, with comments due on November 2, 2026.

As to the final Partial Repeal Rule, multiple health and climate organizations filed a petition for review of this action in the D.C. Circuit Court of Appeals on September 17, 2026. In addition, a petition for review was also filed by a coalition of 22 states and cities, including Arizona, on October 1, 2026, challenging the Partial Repeal Rule. Other petitions to EPA’s final Partial Rule Repeal are due by

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 16, 2026 and motions to intervene in the case were due by October 19, 2026. We cannot predict the outcome of this litigation or of any future rulemaking or other regulatory proceedings aimed at changing or eliminating the current EPA emission standards for power plants.

On February 18, 2026, EPA’s repeal of the 2009 “Endangerment Finding” was finalized and published in the Federal Register. This action is expected to provide legal and regulatory support for EPA’s pending proposals seeking to eliminate or significantly limit the scope of the current EPA carbon emission standards and guidelines for new and existing power plants. The repeal of the “Endangerment Finding” is subject to judicial review, with lawsuits being filed on February 18, 2026 in the D.C. Circuit Court of Appeals seeking to challenge the repeal. On October 5, 2026, the D.C. Circuit Court rejected a request submitted by petitioners on May 20, 2026 for an emergency stay of EPA’s Repeal Rule, thereby resulting in EPA’s rollback of the Endangerment Finding remaining in effect during the ongoing legal challenge. We cannot predict the outcome of the litigation.

Effluent Limitation Guidelines

EPA published ELG on October 13, 2020, and, based on those guidelines, APS completed a NPDES permit modification for Four Corners on December 1, 2023. The ELG standards finalized in October 2020 relaxed the “zero discharge” standard for bottom ash transport waters EPA finalized in September 2015. However, on April 25, 2024, EPA finalized new ELG regulations that once again require “zero discharge” standards for flows of bottom ash transport water at power plants like Four Corners (“2024 ELG Rule”). For power plants that permanently cease operations by December 31, 2034, such facilities can continue to comply with the 2020 ELG standards. APS is currently evaluating its compliance options for Four Corners based on the ELG regulations finalized in April 2024 and is assessing what impacts the new standards will have on our financial condition, results of operations, or cash flows.

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

On May 18, 2026, EPA published a proposed rule to revise the 2024 ELG Rule limits and standards for unmanaged combustion residual leachate (“CRL”), or water leaking from landfills or surface impoundments that contains coal combustion residuals. The proposal would introduce flexible, site-specific approaches for managing unmanaged CRL at steam electric power plants, such as Four Corners, rather than applying a strict, national zero-discharge framework across the board as implemented under the 2024 ELG Rule. APS cannot predict the outcome of this rulemaking.

EPA Good Neighbor Proposal for Arizona

On March 15, 2023, EPA issued its final Good Neighbor Plan for 23 states in order to ensure that the cross-state transport of ozone forming emissions does not interfere with downwind state compliance with the NAAQS. Thermal power plant emission limitations are a key aspect of these regulations, which involve emission allowance trading for NOx emissions. While Arizona was not among the 23 states subject to EPA’s March 2023 final action, EPA announced on January 23, 2024, that it was proposing to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

add Arizona and New Mexico (along with two other additional states) to EPA’s NOx emission allowance trading program finalized last year. That proposal involves adding these states to the Good Neighbor Plan and disapproving the corresponding provisions of each state’s State Implementation Plan. Because APS operates thermal power plants within Arizona and those portions of the Navajo Nation within New Mexico, APS’s power plants would be subject to EPA’s Good Neighbor Plan upon finalization of this proposal. EPA’s final Good Neighbor Plan is subject to ongoing judicial review in the D.C. Circuit Court of Appeals. On June 27, 2024, the U.S. Supreme Court granted a motion to stay the effectiveness of EPA’s final Good Neighbor Plan pending the resolution of the litigation. As such, APS will not be impacted by the Good Neighbor Plan until the outcome of this litigation is finalized. In addition, on December 19, 2024, EPA announced that it was withdrawing its proposal to add Arizona (along with other western states) to the federal Good Neighbor Plan. On March 12, 2025, EPA announced its intention to reconsider the Good Neighbor Plan and on January 30, 2026, EPA published a proposed rule in the Federal Register that would approve Arizona’s and New Mexico’s State Implementation Plans concerning the cross-state transport of ozone forming emissions. Such approval, if finalized as proposed, would remove APS’s operations in Arizona and New Mexico from the scope of future efforts to regulate such emissions. APS cannot predict the outcome of this pending regulatory action nor when EPA may take final action on this proposal. If finalized as proposed, this action would then be subject to judicial review and APS cannot predict the outcome of such litigation, if any arises. In addition, APS cannot predict the outcome of any future EPA efforts to add Arizona or New Mexico to a future federal program addressing the cross-state transport of ozone-forming emissions. Should a federal program like the Good Neighbor Plan ultimately be imposed on APS and its operations in Arizona and New Mexico, it would have a material impact on both the costs to operate current APS power plants and APS’s ability to develop new thermal generation to serve load. At this time, APS cannot predict the impact on the Company’s financial condition, results of operations, or cash flows.

Mercury and Air Toxics Standard (“MATS”) Regulations

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2026, standby letters of credit totaled approximately $30.4 million and will expire through 2027, and surety bonds totaled approximately $25 million and will expire through 2028. The underlying liabilities secured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material as of September 30, 2026. In connection with the sale of Pinnacle West’s wholly-owned subsidiary, 4C Acquisition, LLC’s 7% interest in Units 4 and 5 of Four Corners to NTEC, Pinnacle West guaranteed certain obligations that NTEC has to the other owners of Four Corners. Pinnacle West has not needed to perform under this guarantee to date. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.

In connection with PNW Power’s investments in minority ownership positions in the Clear Creek wind farm in Missouri and Nobles 2 wind farm in Minnesota, Pinnacle West has guaranteed the obligations of PNW Power to make PTC funding payments to borrowers of the projects (the “PTC Guarantees”). The amounts guaranteed by Pinnacle West are reduced as payments are made under the respective guarantee agreements. As of September 30, 2026, there is approximately $24.0 million remaining relating to these PTC Guarantees that are expected to terminate by 2031.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Other Income and Other Expense

The following table provides detail of Pinnacle West’s consolidated other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income:
Interest income	$2,416	$4,730	$7,064	$14,986
Investment gain — net (a)	6,651	6,259	15,244	23,747
Miscellaneous	(4,469)	1,484	367	3,305
Total other income	$4,598	$12,473	$22,675	$42,038
Other expense:
Non-operating costs	$(5,960)	$(5,067)	$(14,174)	$(10,541)
Miscellaneous	(3,265)	(3,092)	(4,361)	(4,447)
Total other expense	$(9,225)	$(8,159)	$(18,535)	$(14,988)
(a)Primarily relates to El Dorado investment activities. See Note 19.

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income:
Interest income	$2,274	$3,710	$6,551	$12,991
Miscellaneous	31	21	174	136
Total other income	$2,305	$3,731	$6,725	$13,127
Other expense:
Non-operating costs	$(6,800)	$(4,573)	$(14,141)	$(9,441)
Miscellaneous	(1,057)	(892)	(2,150)	(2,247)
Total other expense	$(7,857)	$(5,465)	$(16,291)	$(11,688)

13.    Common Stock Equity and Earnings Per Share

At-the-Market Program

On November 8, 2024, Pinnacle West opened an ATM Program (the “2024 ATM Program”), pursuant to which Pinnacle West may sell, from time to time, up to $900 million of its common stock through an at-the-market equity distribution program, which includes the ability to enter into forward sale agreements.

As of September 30, 2026, Pinnacle West had fourteen outstanding forward sale agreements under the 2024 ATM Program (each an “ATM Forward Sale Agreement”). These agreements relate to approximately $900 million, on a gross basis, of common stock and may be settled at Pinnacle West’s

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

discretion by issuing shares at the applicable forward sales price or, alternatively, by delivering cash in lieu of shares. Following entry into these forward sale agreements, the $900 million of sales of common stock contemplated by the 2024 ATM Program have been substantially completed and the program has been terminated.

On August 4, 2026, Pinnacle West opened another ATM Program (the “2026 ATM Program”), pursuant to which Pinnacle West may sell, from time to time, up to $500 million of its common stock, which includes the ability to enter into forward sale agreements.

As of September 30, 2026, Pinnacle West had two outstanding forward sale agreements under the 2026 ATM Program. These agreements relate to approximately $150 million, on a gross basis, of common stock and may be settled at Pinnacle West’s discretion by issuing shares at the applicable forward sales price or, alternatively, by delivering cash in lieu of shares. Effective October 5, 2026, Pinnacle West entered into a third forward sale agreement under the 2026 ATM Program, relating to a total of $90 million, on a gross basis, of common stock, with a maturity date of October 2, 2028.

The following table presents information about the outstanding forward sale agreements pursuant to ATM Programs as of September 30, 2026 based on their contractual terms at the effective date of the agreement, including the aggregate contractual values utilizing the applicable forward sale prices, which may differ from the gross amount of common stock referenced above (dollars and shares in thousands):

Year Entered	Number of Shares	Maturity (a)	Aggregate Value (b)
2024 ATM Forward Sale Agreements	552,833	December 2026	$49,606
2025 ATM Forward Sale Agreements	1,646,582	December 2026 - February 2027	$148,570
2026 ATM Forward Sale Agreements	8,447,920	July 2027 - September 2028	$842,058
	10,647,335		$1,040,234
(a)    Final maturity date varies by agreement and may be extended. Maturity date set forth in the table is as extended, if applicable.
(b)    Actual cash proceeds will be impacted by the timing of settlement, net of applicable fees.

Non-ATM February 2024 Forward Sale Agreements

In addition to the ATM Program forward sale agreements, Pinnacle West also has forward sale agreements that were entered into on February 28, 2024 (the “February 2024 Forward Sale Agreements”). These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. The terms of the February 2024 Forward Sale Agreements also allow Pinnacle West, at its option, to settle the agreements with the counterparties by delivering cash, in lieu of shares. The February 2024 Forward Sale Agreements were partially settled in December 2024, September 2025, and December 2025. In August 2025, Pinnacle West amended the February 2024 Forward Sale Agreements with Wells Fargo Bank, National Association, to extend the maturity date of those forward confirmations to December 31, 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the February 2024 Forward Sale Agreements as of September 30, 2026 (dollars in thousands, except price per share):

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

Convertible Notes

In June 2024, Pinnacle West issued $525 million of 4.75% Convertible Senior Notes due 2027 (the “Convertible Notes”), which are senior unsecured obligations of Pinnacle West and will mature on June 15, 2027. Interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2024.

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

As of September 30, 2026, the conditions allowing holders to convert their Convertible Notes were not met, and as a result, the Convertible Notes were classified as current maturities of long term debt on Pinnacle West’s Condensed Consolidated Balance Sheets with a carrying amount of $525 million, net of approximately $2 million in unamortized debt issuance costs. The estimated fair value of the Convertible Notes as of September 30, 2026 was approximately $558 million (Level 2 within the fair value hierarchy).

As of September 30, 2026, based on Pinnacle West’s average stock price and the relevant terms of the Convertible Notes, shares related to the potential conversion of the Convertible Notes were included in diluted EPS, but no shares were included in basic EPS.

Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted EPS (dollars and shares in thousands, except EPS amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$434,240	$413,208	$645,734	$601,128

Weighted average common shares outstanding — basic	121,321	119,623	121,329	119,578
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	524	570	479	539
Dilutive shares related to equity forward sale agreements (a)	2,026	1,763	1,968	1,744
Dilutive shares related to convertible debt instruments (b)	468	—	428	—
Total contingently issuable shares	3,018	2,333	2,875	2,283

Weighted average common shares outstanding — diluted	124,339	121,956	124,204	121,861
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$3.58	$3.45	$5.32	$5.03
Net income attributable to common shareholders — diluted	$3.49	$3.39	$5.20	$4.93
(a)    For the three and nine months ended September 30, 2026, there were 84,285 and 17,489 shares, respectively, excluded from the calculation of diluted weighted-average common shares as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2025, there were 16,327 and 11,678 shares, respectively, excluded from the calculation of diluted weighted-average common shares as their inclusion would have been antidilutive.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)     No shares related to the Convertible Notes were excluded from diluted weighted-average common shares for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, potentially issuable shares of 140,252 and 128,129, respectively, were excluded from the diluted weighted-average common shares calculation as their inclusion would have been antidilutive.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain instruments have been valued using the concept of net asset value (“NAV”) as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in our fair value disclosures; however, in accordance with GAAP, are not classified within the fair value hierarchy levels.

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

We value investments in fixed income and equity securities using information provided by our trustees and escrow agent. Our trustees and escrow agent use pricing services that utilize the valuation methodologies described below to determine fair value. We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent service auditor’s reports on the trustees’ and escrow agent’s internal operating controls and valuation processes.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value as of September 30, 2026 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
ASSETS
Risk management activities — derivative instruments:
Commodity contracts	$—	$4,814	$107	$(3,520)	(a)	$1,401

Nuclear decommissioning trusts:
Equity securities	12,850	—	—	7,244	(b)	20,094
U.S. commingled equity funds	—	—	—	563,297	(c)	563,297
U.S. Treasury debt	388,190	—	—	—		388,190
Corporate debt	—	241,103	—	—		241,103
Mortgage-backed securities	—	203,592	—	—		203,592
Municipal bonds	—	12,668	—	—		12,668
Other fixed income	—	17,493	—	—		17,493
Subtotal nuclear decommissioning trusts	401,040	474,856	—	570,541		1,446,437

Other special use funds:
Equity securities	95,213	—	—	2,171	(b)	97,384
U.S. Treasury debt	336,261	—	—	—		336,261
Subtotal other special use funds (d)	431,474	—	—	2,171		433,645

Total assets	$832,514	$479,670	$107	$569,192		$1,881,483

LIABILITIES
Risk management activities — derivative instruments:
Commodity contracts	$—	$(52,941)	$(3,868)	$(2,221)	(a)	$(59,030)
(a)Represents counterparty netting, margin, and collateral. See Note 10.
(b)Represents net pending securities sales and purchases.
(c)Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.
(d)All amounts relate to APS, with the exception of $41.1 million related to Pinnacle West’s Captive investments that are classified within Level 1 equity securities. See Note 9.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Natural Gas Forward Contracts (a)	$107	$3,868	Discounted cash flows	Natural gas forward price (per Million British Thermal Units (“MMBtu”))	$(0.20)	-	$0.32	$0.08
Total	$107	$3,868
(a)Includes swaps and physical and financial contracts.
(b)Unobservable inputs were weighted by the relative fair value of the instrument.

	December 31, 2025 Fair Value		Valuation	Significant				Weighted-Average
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range			(b)
Electricity Forward Contracts (a)	$—	$21,913	Discounted cash flows	Electricity forward price (per MWh)	$41.51	-	$149.37	$80.20
Natural Gas Forward Contracts (a)	—	1,797	Discounted cash flows	Natural gas forward price (per MMBtu)	$(0.07)	-	$0.36	$0.04
Total	$—	$23,710
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2026	2025	2026	2025
Balance at beginning of period	$(32,862)	$(18,792)	$(23,710)	$(15,039)
Total net losses realized/unrealized:
Deferred as a regulatory asset or liability	(3,103)	(18,492)	(19,965)	(22,121)
Settlements	33,000	19,283	38,716	18,879
Transfers into Level 3 from Level 2	(480)	(275)	(480)	(663)
Transfers from Level 3 into Level 2	(316)	—	1,678	668
Balance at end of period	$(3,761)	$(18,276)	$(3,761)	$(18,276)
Net unrealized gains/losses included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

The following tables present the unrealized gains and losses based on the original cost of the investment and summarize the fair value of the nuclear decommissioning trusts and other special use fund assets (dollars in thousands):

	September 30, 2026
	Fair Value				Total Unrealized Gains		Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$576,147	$95,213	$671,360		$486,840	(d)	$(3)
Available for sale-fixed income securities	863,046	336,261	1,199,307	(a)	1,444		(48,545)
Other	7,244	2,171	9,415	(b)	—		(138)
Total	$1,446,437	$433,645	$1,880,082	(c)	$488,284		$(48,686)
(a)As of September 30, 2026, the amortized cost basis of these available-for-sale investments is $1,247 million.
(b)Primarily represents net pending securities sales and purchases.
(c)All amounts pertain to APS, with the exception of $41.1 million of other special use fund investments in equity securities relating to investments held by the Captive.
(d)All amounts pertain to APS, with the exception of $2.2 million of unrealized gains relating to investments held by the Captive.

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

The following table sets forth realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2026
Realized gains	$3,528	$—		$3,528
Realized losses	$(4,584)	$(2,880)		$(7,464)
Proceeds from the sale of securities (a)	$366,666	$77,901	(b)	$444,567
2025
Realized gains	$3,730	$242		$3,972
Realized losses	$(2,184)	$—		$(2,184)
Proceeds from the sale of securities (a)	$357,399	$98,116	(b)	$455,515
(a)    Proceeds are reinvested in the nuclear decommissioning trusts and other special use funds, excluding investment fees and amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.
(b)    All amounts pertain to APS.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds		Total
2026
Realized gains	$10,753	$170		$10,923
Realized losses	$(12,037)	$(2,880)		$(14,917)
Proceeds from the sale of securities (a)	$1,217,581	$224,613	(b)	$1,442,194
2025
Realized gains	$7,090	$242		$7,332
Realized losses	$(7,556)	$—		$(7,556)
Proceeds from the sale of securities (a)	$1,116,313	$258,846	(c)	$1,375,159

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

Fixed Income Securities Contractual Maturities

The fair value of fixed income securities summarized by contractual maturities as of September 30, 2026 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Coal Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$18,351	$105,540	$39,575	$163,466
1 year – 5 years	278,469	61,182	129,964	469,615
5 years – 10 years	215,646	—	—	215,646
Greater than 10 years	350,580	—	—	350,580
Total	$863,046	$166,722	$169,539	$1,199,307

16.    Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in Pinnacle West’s consolidated accumulated other comprehensive income (loss), including reclassification adjustments, net of tax, by component (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Three Months Ended September 30
Balance June 30, 2026	$(31,581)		$547	$(31,034)
Other comprehensive income before reclassifications	—		35	35
Amounts reclassified from accumulated other comprehensive loss	497	(a)	—	497
Balance September 30, 2026	$(31,084)		$582	$(30,502)

Balance June 30, 2025	$(31,216)		$775	$(30,441)
Other comprehensive loss before reclassifications	—		(128)	(128)
Amounts reclassified from accumulated other comprehensive loss	478	(a)	—	478
Balance September 30, 2025	$(30,738)		$647	$(30,091)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

	Pension and Other Postretirement Benefits		Derivative Instruments	Total
Nine Months Ended September 30
Balance December 31, 2025	$(32,980)		$572	$(32,408)
Other comprehensive income before reclassifications	404		10	414
Amounts reclassified from accumulated other comprehensive loss	1,492	(a)	—	1,492
Balance September 30, 2026	$(31,084)		$582	$(30,502)

Balance December 31, 2024	$(31,661)		$719	$(30,942)
Other comprehensive loss before reclassifications	(503)		(72)	(575)
Amounts reclassified from accumulated other comprehensive loss	1,426	(a)	—	1,426
Balance September 30, 2025	$(30,738)		$647	$(30,091)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the changes in APS’s accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits
Three Months Ended September 30
Balance June 30, 2026	$(14,187)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	409	(a)
Balance September 30, 2026	$(13,778)

Balance June 30, 2025	$(13,846)
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	387	(a)
Balance September 30, 2025	$(13,459)
(a)    These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 8.

	Pension and Other Postretirement Benefits
Nine Months Ended September 30
Balance December 31, 2025	$(15,457)
Other comprehensive income before reclassifications	454
Amounts reclassified from accumulated other comprehensive loss	1,225	(a)
Balance September 30, 2026	$(13,778)

Balance December 31, 2024	$(14,116)
Other comprehensive loss before reclassifications	(504)
Amounts reclassified from accumulated other comprehensive loss	1,161	(a)
Balance September 30, 2025	$(13,459)
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

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. The lessor trust entities have been deemed VIEs for which APS is the primary beneficiary. As the primary beneficiary, APS consolidated

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these lessor trust entities. The impacts from these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  In September 2025, two of the three leased interests were purchased by APS. As of September 30, 2026, one VIE lease arrangement remains in effect. See Note 9.

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

APS has executed various energy storage PPAs that allow APS the right to charge and discharge energy storage facilities. APS pays a fixed monthly capacity price for rights to use the lease assets. The agreements generally have 20-year lease terms and provide APS with the exclusive use of the energy storage assets through the lease term. APS does not operate or maintain the energy storage facilities and has no purchase options or residual value guarantees relating to these lease assets. For this class of energy storage lease assets, APS has elected to separate the lease and non-lease components. These leases are accounted for as operating leases, with lease terms that commenced between September 2023 and September 2026.

The following table provides information related to our lease costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Lease Cost - PPAs and Energy Storage PPA Lease Contracts	$177,736	$138,886	$350,869	$228,380
Operating Lease Cost - Land, Property, and Equipment	6,700	5,680	19,430	16,303
Total Operating Lease Cost	184,436	144,566	370,299	244,683
Variable Lease Cost (a)	46,148	51,103	118,530	105,311
Short-term Lease Cost	581	550	2,267	1,670
Total Lease Cost	$231,165	$196,219	$491,096	$351,664
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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	September 30, 2026
Year	PPAs and Energy Storage PPA Lease Contracts	Land, Property and Equipment Leases	Total
2026 (remaining three months of 2026)	$130,856	$5,995	$136,851
2027	514,868	23,804	538,672
2028	555,128	21,113	576,241
2029	560,325	18,980	579,305
2030	565,627	14,758	580,385
2031	571,043	7,785	578,828
Thereafter	7,264,298	57,410	7,321,708
Total lease commitments	10,162,145	149,845	10,311,990
Less imputed interest	4,730,409	42,629	4,773,038
Total lease liabilities	$5,431,736	$107,216	$5,538,952

We recognize lease assets and liabilities upon lease commencement. As of September 30, 2026, we have various lease arrangements that have been executed, but have not yet commenced. We expect the total fixed consideration paid for these arrangements, which includes both lease and non-lease payments, will approximate $8.4 billion over the terms of the agreements. These arrangements primarily relate to energy storage PPA assets. We expect lease commencement dates ranging from October 2026 through June 2028, with lease terms expiring through June 2048.

The following tables provide other additional information related to operating lease liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$317,531		$194,445
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$1,855,111	(a)	$2,177,937	(b)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	17 years	15 years
Weighted average discount rate (c)	8.08%	5.48%
(a)Primarily relates to two PPA operating lease agreements that were modified in 2026 along with various new energy storage operating lease agreements that commenced in 2026.
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

18.     Asset Retirement Obligations

During the nine months ended September 30, 2026, the Company revised its cost estimates for existing asset retirement obligations for the following:

•Cholla coal-fired power plant related to the closure of ponds and facilities, which resulted in an increase to the ARO of approximately $10 million, primarily due to increased cost estimates associated with the CCR Rule.

APS has also recorded the initial investigation and assessment costs related to the EPA rule for legacy CCR surface impoundments and CCRMUs. At this time, APS is still evaluating the financial impacts of this final regulation on its business, with initial CCRMU site surveys due to be completed by February 2027 and final site investigation reports to be finalized by February 2028 in accordance with the rule published by EPA on February 10, 2026, extending the compliance deadlines. Based on the information available to APS at this time, APS cannot reasonably estimate the fair value of the entire CCRMU ARO. Depending on the outcome of those evaluations and site investigations, the costs associated with APS’s management of CCR could materially increase, which could affect our financial condition, results of operations, or cash flows.

See additional details in Notes 7 and 11.

The following table shows the change in our AROs for the nine months ended September 30, 2026 (dollars in thousands):

2026
Asset retirement obligations at January 1, 2026	$1,270,299
Changes attributable to:
Accretion expense	53,033
Settlements	(11,295)
Estimated cash flow revisions	10,065
Asset retirement obligations at September 30, 2026	$1,322,102

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See Note 7 for detail of regulatory liabilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.    El Dorado Equity Investments

Equity Method Investments

El Dorado holds investments in equity securities accounted for under the equity method. The equity method of accounting is applied when we have the ability to exercise significant influence over the operating and financial policies of an investee. The equity method has been applied to El Dorado’s equity investment holdings in SAI and Copper Sky.

SAI — SAI Advanced Power Solutions, Inc. (“SAI”) is a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado holds common stock in SAI and maintains a seat on SAI’s board of directors. El Dorado’s ownership increased to 17.99% in the second quarter of 2026 as a result of SAI’s Phase 1 repurchases, and increased to 24.47% in the third quarter of 2026 as a result of SAI’s Phase II repurchases, which reduced the number of outstanding shares.

Copper Sky — Copper Sky, LLC (“Copper Sky”), is a limited liability company fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona. El Dorado holds Class A Membership interests in the fund.

These equity method investments are included in the other assets line item on Pinnacle West’s Condensed Consolidated Balance Sheets. The following table presents El Dorado’s ownership percentages and carrying value of investments accounted for under the equity method (dollars in millions):

Investee	Pinnacle West Ownership Percentage as of September 30, 2026	September 30, 2026	December 31, 2025
SAI (a)	24%	$41	$21
Copper Sky (b)	24%	19	15
Total equity method investments		$60	$36
(a)El Dorado has no further funding commitments to SAI.
(b)El Dorado has a $25.0 million funding commitment to Copper Sky, of which approximately $20.0 million has been funded as of September 30, 2026.

Our share of the investees’ earnings or losses are recognized in other income and other expense, respectively on Pinnacle West’s Condensed Consolidated Statements of Income. For the nine months ended September 30, 2026, the net equity method earnings relating to these investments was $20.9 million. For the nine months ended September 30, 2025, the net equity method earnings relating to these investments was $25.4 million.

Other Investments

El Dorado holds investments in other equity securities to which the equity method of accounting does not apply due to lack of significant influence over the investees’ operating and financial policies. These equity investments do not have readily determinable fair values, and we have elected the measurement alternative for these investments. Investments accounted for under the measurement

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

alternative are carried at cost adjusted for impairments or observable price changes. The Pinnacle West Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 include $26.8 million and $25.1 million, respectively, relating to these other El Dorado equity investments. These investments are carried at cost, as no impairments or observable price changes have occurred as of September 30, 2026.

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

Strategic Overview

Our vision is to create a sustainable energy future for Arizona. Our mission is to serve customers with safe, reliable, and affordable energy. As a part of that mission, in 2026, APS introduced its Pledge for Responsible Energy Growth, reaffirming its longstanding commitment to protect customers while serving the needs of new large energy users. The pledge is built on three core principles: safeguarding reliability by connecting large customers only when the grid can reliably support such customers; protecting customer rates by ensuring new large energy users pay the costs associated with serving their energy needs and growth; and preserving sufficient capacity to meet the needs of Arizona’s current and future homes, businesses, schools, hospitals, and communities.

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

Palo Verde, one of the nation’s largest carbon-free energy resources, serves as a foundational part of APS’s resource portfolio. The plant is a critical asset to the Southwest, generating more than 32 million MWh per year – enough power for roughly 3.4 million households, or approximately 8.5 million people. Its continued operation is important to a carbon-neutral future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy. APS owns or leases 29.1% of Units 1, 2, and 3 Palo Verde. In June 2025, APS entered into agreements to purchase two of the three leased interests in Unit 2. The two subject leased interests represented approximately 7% or 94 MW of Unit 2. The transaction closed in September 2025, leaving one remaining lease for approximately 5.2% of Unit 2 that expires in 2033. See Note 9 for more information. The 2025 Rate Case includes pro forma adjustments to account for these acquisitions.

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

APS was selected by DOE’s Grid Deployment Office (“GDO”) to receive up to $70 million in federal money for fire mitigation and grid infrastructure projects. This funding is part of the GDO’s Grid Resilience and Innovation Partnership Program. The grant agreements with GDO were finalized and became effective September 30, 2026. Additionally, on May 12, 2025, the Arizona governor signed into law a bill that requires Arizona electric utilities to develop and seek approval for wildfire mitigation plans and defines the standard of care with respect to wildfire-related claims by reference to such plans. Pursuant to that legislation, APS submitted its Comprehensive Wildfire Mitigation Plan to the Arizona Department of Forestry and Fire Management for review and approval. The wildfire mitigation plan was approved on May 7, 2026. APS continues to evaluate policy and regulatory options, as well as insurance programs, to mitigate the impact of wildfire events.

Affordable

We are committed to keeping bills as low as possible for our customers while maintaining high levels of reliability. Inflation has dramatically impacted the cost of goods and services in recent years, as shown by the Consumer Price Index for All Urban Consumers (“CPI-U”), which from 2018 through 2024 rose nationally 24.9% and 32.1% in Phoenix. Despite this, APS’s average residential rates remained well-below those inflation figures, rising 16.2% for the same period according to the U.S. Energy Information Administration. Inflation has slightly moderated from recent peaks, with CPI-U rising 3.4% nationally and 2.5% in Phoenix over the 12 months ended August 2026. As a result of increased tariffs and supply chain constraints, APS amended several of its agreements from its ASRFP issued in 2023 to mitigate these cost impacts. Ongoing geopolitical events and tariffs could lead to further cost increases and supply chain constraints resulting in rate increases and other negative impacts.

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

APS has seen increasing demand from large energy users in recent years. Consistent with the Pledge for Responsible Energy Growth, APS is seeking adjustments to rate designs and modification of cost allocation methodologies in the 2025 Rate Case to ensure growth pays for growth and reduce cross-subsidization by customer classes. In line with the 2025 Rate Case, APS has developed an approach it believes will allow for these large energy users to fund the incremental infrastructure needed to serve them through long-term contracts where they cover capital costs and assume development risks, thereby accelerating their path to service and ensuring those infrastructure costs are borne by those customers rather than residential or small business customers.

There are also external opportunities that allow APS to deliver more affordable energy to customers, such as APS’s participation in western energy markets and programs. APS participated in market design and tariff development of Markets+, a day-ahead and real-time market offering from the Southwest Power Pool. The Markets+ tariff was filed with FERC on March 29, 2024 and was approved on January 16, 2025. APS is a funding party to the implementation phase of Markets+ and expects to go live in the market in October 2027. In addition, APS is participating in the Western Resource Adequacy Program administered by Western Power Pool and plans to transition to full-binding participation in November 2027. These regional efforts are driven by the objectives of reducing customer cost and improving reliability. APS will continue to participate in the Western Energy Imbalance Market (“WEIM”) as a tool for creating savings for APS’s customers from the real-time only, voluntary market for as long as feasible before being replaced by the real-time market of Markets+. APS expects that its participation in the WEIM and future participation in Markets+ will lower its fuel and purchased-power costs, improve situational awareness for systems operations in the Western Interconnection, and improve integration of APS’s resources. As other market participants evaluate their market options, APS continues to monitor the participants in Western markets to ensure viability of benefits to its customers.

Resource Planning—Prioritizing Reliability and Affordability

APS remains focused on providing reliable energy at the lowest cost possible while striving to lower emissions over time and continues to look for opportunities to support reliability through traditional dispatchable resources, such as gas and the extension of coal-fired generation beyond 2031. APS’s diverse portfolio of existing and planned resources includes biomass, biogas, coal, energy storage, geothermal, natural gas, nuclear, solar, and wind. Every three years, APS performs an IRP, a comprehensive study to identify what resources will be necessary to safely, reliably, and affordably meet the demand and energy needs of its customers over the next 15 years. In October 2026, APS released its latest IRP, which identified forecasted customer demand and energy needs growing faster than previously predicted. In developing the IRP, APS considered how factors such as forecasted economic growth, impacts from weather, and new resource technology availability impact the amount and type of resources required to reliably and affordably meet customer needs. These factors, among others, were used to develop a plan that identified a balanced mix of diverse energy-generating resources to reliably serve customers’ future energy needs. APS filed its IRP on October 30, 2026, providing an updated view on the resource types and volumes necessary to maintain reliability for a rapidly expanding customer base. To help ensure competitive costs for resources procured by APS, APS regularly issues competitive bid solicitations through the ASRFP process, with the most recent ASRFP being issued in 2025. These ASRFPs are open to bids for all resource types, including customer-scale (behind the meter) and utility-scale (in front of the meter) resources.

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

APS’s 24/7 call center answers more than 75% of customer calls within 30 seconds, and our mobile platforms enable our customers to quickly and easily find the information they need when they need it. We help customers understand and manage their energy bills by providing relevant information and options, including tools that explain energy usage and bill drivers, programs that help customers save energy and money, and alerts and notifications that help keep customers informed about outages, payments and usage. APS also helps many customers evaluate their rate plan options and identify the most economical rate plan based on their individual energy-use patterns and needs. For customers experiencing higher-than-expected bills, APS’s high-bill analyzer tool allows phone advisors to provide specific, customized guidance based on a customer’s actual energy-use patterns.

Additionally, APS offers a variety of customer assistance resources, including APS CARE, income-qualified discounts through APS Energy Support, Crisis Bill Assistance, and flexible payment arrangements. To ensure customers are aware of and connected to these resources, APS partners with nearly one hundred community action agencies across our service territory, providing training and support to representatives who serve our shared customers. Through these partnerships and programs, APS works to ensure assistance is available to customers when they need it most.

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

On April 3, 2026, APS filed rebuttal testimony addressing the ACC Staff and intervenors’ direct testimonies. The principal provisions of APS’s rebuttal testimony are as follows:

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
◦retention of the 120-day review and challenge period; and

◦elimination of the interim rate reset by accepting ACC approval prior to implementation (subject to an automatic reversion provision).

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

APS requested that the increase become effective in the second half of 2026. The hearing concluded on July 7, 2026. APS and other parties filed their Initial Post-Hearing Briefs and Reply Briefs on August 27, 2026 and September 11, 2026, respectively. Although APS anticipates that the 2025 Rate Case will be resolved before the end of this year, APS cannot predict the outcome of its request nor when the 2025 Rate Case will be decided by the ACC.

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

Six intervenors and the Attorney General of Arizona requested rehearing on various issues included in the ACC’s decision, such as the GAC for solar customers, the SRB, and Coal Community Transition funding. On April 15, 2024, the ACC granted, in part, the rehearing applications of the Attorney General, AriSEIA, SEIA, and Vote Solar specifically to review whether the GAC rate is just and reasonable, including whether it should be higher or lower, whether the GAC rate constitutes a discriminatory fee to solar customers, and whether omission of a GAC charge is discriminatory to non-solar customers. All other applications for rehearing were denied. A limited rehearing was held October 28 through November 1, 2024. Following the limited rehearing, an Administrative Law Judge issued the Limited Rehearing ROO on December 3, 2024, which recommended affirming the GAC as just and reasonable and that the GAC is not discriminatory to solar customers and the absence of a GAC is not discriminatory to non-solar customers. On December 17, 2024, the ACC approved the Limited Rehearing ROO with an amendment that requires APS in its next rate case to propose a revenue allocation based on a site-load cost of service study in order to bring further parity in revenue collection between solar and non-solar customers. SEIA, AriSEIA, Vote Solar, the Arizona Attorney General, and two individual customers have filed requests for rehearing of the ACC’s December 17, 2024 decision on the rehearing. The ACC has taken no action on these requests. In addition, each of these parties subsequently filed an appeal to the Arizona Court of Appeals seeking review of the ACC’s decisions regarding the GAC and on rehearing. On February 25, 2026, parties provided oral arguments before the Court of Appeals. On June 16, 2026, the Arizona Court of Appeals found that the GAC and related increases for residential solar customers were imposed by the ACC without adequate notice or opportunity to be heard. Following motions for reconsideration filed by APS and the Commission, the Court of Appeals denied those motions on October 29, 2026. APS now plans to file a petition for review with the Arizona Supreme Court. APS cannot predict the outcome of these proceedings, but does not expect the outcome will have a material impact on APS’ financial position, results of operations, or cash flows.

Regulatory Lag Docket

On January 5, 2023, the ACC opened a new docket to explore the possibility of modifications to the ACC’s historical test year rules. The ACC requested comments and held two workshops exploring ways to reduce regulatory lag, including alternative ratemaking structures such as future test years, hybrid test years, and formula rates. On December 3, 2024, the ACC approved a policy statement regarding formula rate plans. The policy statement provides regulated utilities with the opportunity to propose formula rate plans in future rate cases. On March 28, 2025, RUCO, the ALCG, and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Maricopa County. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs also filed a Petition for Special Action with the Arizona Court of Appeals, which has accepted jurisdiction to determine whether the case should be remanded back to the Superior Court for expedited consideration of the merits. On November 21, 2025, the Arizona Court of Appeals ruled that the issue should be remanded back to the Superior Court to determine whether the ACC’s formula rate policy must go through a formal rulemaking process. In response, APS, the ACC, and several other Arizona utility companies filed petitions for review of the Court of Appeals decision with the Arizona Supreme Court. That petition was denied on May 8, 2026, which returned the litigation to the Superior Court of Maricopa County for further proceedings on the merits of whether the ACC’s issuance of the formula rate policy statement complied with the Arizona Administrative Procedure Act. Subsequent to that remand, the Superior Court granted a motion on August 28, 2026, to stay the proceedings pending the outcome of appellate litigation in the Arizona Court of Appeals addressing challenges to the UNS Gas Inc. Annual Rate Adjustment Mechanism, which is premised on similar grounds as the Superior Court litigation. Thereafter, on September 28, 2026, RUCO filed a petition for another special action with the Arizona Supreme Court seeking to reverse the Superior Court’s stay and enjoin further implementation of retail formula rates in Arizona pursuant to the ACC’s policy statement. APS cannot predict the outcome of this matter or the impact (if any) it may have on other proceedings.

Direct Pricing Contract

On October 16, 2026, APS signed a DPC with TSMC Arizona. APS expects to submit the DPC to the ACC for regulatory approval in 2026. APS cannot predict the outcome of this matter.

Pursuant to the DPC, APS has agreed to provide service ramping to approximately 1.88 gigawatts to power TSMC Arizona’s semiconductor fabs/advanced packaging facilities for an initial term of 25 years. The DPC includes various contractual provisions to support the development of resources for APS to meet the load demand, including upfront payments for credit support and various forms of liquid and non-liquid collateral beginning on January 1, 2027. The exact amount and forms of collateral will vary throughout the term of the DPC depending on various factors, including the in-service dates of the resources developed to support TSMC Arizona.

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

El Dorado

El Dorado owns debt investments and minority interests in several energy-related investments and Arizona community-based ventures.  In particular, El Dorado has committed to and/or holds the following:

•$25 million investment in the Energy Impact Partners Fund, of which approximately $21 million has been funded as of September 30, 2026. Energy Impact Partners is an organization that focuses on fostering innovation and supporting the transformation of the utility industry.

•$25 million investment in Copper Sky, of which approximately $20 million has been funded as of September 30, 2026. Copper Sky is a fund focused on analyzing, investing, managing, and otherwise dealing with investments in privately-held early stage and emerging growth technology companies and businesses primarily based in Arizona, or based in other jurisdictions and having existing or potential strategic or economic ties to companies or other interests in Arizona.

•$7.5 million investment in Westly Seed Fund, of which approximately $3 million has been funded as of September 30, 2026. Westly Seed Fund is focused on supporting entrepreneurs involved in the energy, mobility, building, and industrial sectors.

•$15 million investment in Westly Capital Partners Fund, of which none has been funded as of September 30, 2026. Westly Capital Partners Fund is focused primarily on venture capital investments in privately held companies in the energy, transportation, industrial technology, innovative infrastructure and security sectors.

•Equity investment in SAI, a private corporation that manufactures electrical switchgear equipment used by data centers. El Dorado accounts for this investment under the equity method and has an investment carrying value of approximately $41 million as of September 30, 2026.

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

Electric Operating Revenues. For 2025, retail electric revenues were 95% of our total operating revenues. For 2023 through 2025, retail electric revenues averaged approximately 94% of our total operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms. Our revenues are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand, and prices.

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.0% for the nine months ended September 30, 2026 compared with the prior-year period. For the three years through 2025, APS’s customer growth averaged 2.2% per year. We currently project annual customer growth to be 1.5% to 2.5% for 2026 and the average annual growth to be in the range of 1.5% to 2.5% through 2030 based on anticipated steady population growth in Arizona during that period.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 9.5% for all retail customers, including 4.2% for residential customers and 13.9% for commercial and industrial customers for the nine months ended September 30, 2026 compared with the prior-year period. While overall strong sales to commercial and industrial customers continue to be driven by the ramp-up of new large manufacturing and data center customers, the main drivers of increased revenues for this period were continued high levels of residential, small commercial, and industrial customer usage, following the strong customer usage pattern established during the second quarter, and steady customer growth, which was only partially offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation. Due to the growth of large-load customers as a proportion of our business, in the first quarter of 2025, we updated our procedures with respect to estimates of unbilled revenues. This resulted in a downward adjustment to unbilled revenues in that quarter, which contributes approximately 0.5% to 2026 year-to-date sales growth as compared to the same period last year.

For the three years through 2025, annual retail electricity sales growth averaged 3.9%, adjusted to exclude the effects of weather variations. Due to the expected growth of several large manufacturing and data center facilities, we currently project that annual retail electricity sales in kWh will increase in the range of 8.0% to 10.0% for 2026 and that average annual growth will be in the range of 8.0% to 10.0% through 2030, including the effects of customer conservation, energy efficiency, and distributed renewable generation, but excluding the effects of weather variations. These projected sales growth ranges include the impacts of several large manufacturing and data center facilities, which are expected to contribute to 2026 growth in the range of 5.0% to 7.0% and to average annual growth in the range of 7.0% to 9.0% through 2030.

Longer term, APS has been preparing for and can serve significant load growth from residential and business customers. On top of these existing growth trends, APS is also receiving incremental requests for service from large energy users with very high energy demands that persist virtually around-the-clock, such as data centers for AI and large manufacturers. These incremental requests for service far exceed available generation and transmission resource capacity in the Southwest region for the foreseeable future. APS has developed a queue that identifies and prioritizes projects while maintaining system reliability and affordability for existing APS customers and signed its first DPC with a large energy user. See Note 7. APS continues exploring available options for developing additional electric generation and transmission to meet these projections of future customer needs while protecting customers as a part of the company’s Pledge for Responsible Energy Growth.

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

Operating Results – Three-month period ended September 30, 2026, compared with three-month period ended September 30, 2025.

Our consolidated net income attributable to common shareholders for the three months ended
September 30, 2026 was $434 million, compared with consolidated net income attributable to common shareholders of $413 million for the prior-year period.  The results reflect an increase of approximately $21 million, primarily as a result of increased customer usage and growth and the effects of weather. These positive factors were partially offset by higher depreciation and amortization expenses, primarily due to increased plant in service, higher interest charges, and lower other income. Customer usage and growth were also partially offset by the related pricing and impacts of energy efficiency.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Net Change	2026	2025	Net Change
Operating revenues	$1,973	$1,821	$152	$1,973	$1,821	$152
Fuel and purchased power	(758)	(656)	(102)	(758)	(656)	(102)
Operating revenues less fuel and purchased power (a)	1,215	1,165	50	1,215	1,165	50
Operations and maintenance	(295)	(300)	5	(292)	(298)	6
Depreciation and amortization	(243)	(225)	(18)	(242)	(225)	(17)
Taxes other than income taxes	(56)	(58)	2	(56)	(58)	2
Allowance for equity funds used during construction	21	18	3	21	18	3
Pension and other postretirement non-service credits, net	5	3	2	5	3	2
Other income and (expense), net	(6)	3	(9)	(7)	(3)	(4)
Interest charges, net of allowance for borrowed funds used during construction	(125)	(111)	(14)	(98)	(85)	(13)
Income taxes	(80)	(78)	(2)	(91)	(86)	(5)
Less: Net income attributable to noncontrolling interests	(2)	(4)	2	(2)	(4)	2
Net Income Attributable to Common Shareholders	$434	$413	$21	$453	$427	$26

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

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $50 million higher for the three months ended September 30, 2026 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Higher retail revenues due to changes in usage patterns and customer growth, partially offset by the related pricing and impacts of energy efficiency	$100	$41	$59
Effects of weather	21	6	15
LFCR revenue (Note 7)	4	—	4
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	44	50	(6)
Lower transmission revenues (Note 7)	(6)	—	(6)
Lower renewable energy regulatory surcharges, partially offset by lower operations and maintenance costs	(16)	3	(19)
Miscellaneous items, net	5	2	3
Total	$152	$102	$50
Operations and maintenance.  Operations and maintenance expenses decreased $5 million for the three months ended September 30, 2026 compared with the prior-year period primarily due to:

•a decrease of $20 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and fuel and purchased power;
•a decrease of $2 million related to non-nuclear generation costs;
•an increase of $3 million related to nuclear generation costs;
•an increase of $3 million related to transmission, distribution, and customer service costs;
•an increase of $3 million related to corporate resource costs; and
•an increase of $8 million related to information technology costs.

Depreciation and amortization.  Depreciation and amortization expenses were $18 million higher for the three months ended September 30, 2026 compared with the prior-year period, primarily due to increased plant in service, partially offset by lower amortization of intangibles.

Other income and expense, net. Other income and expense, net were $9 million lower for the three months ended September 30, 2026 compared with the prior-year period, primarily due to the Captive activity recognized during the third quarter and lower PSA interest income. The difference between APS's and Pinnacle West's other income and expense, net is primarily related to investment activity recognized by Pinnacle West.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for borrowed funds and equity funds used during construction, were $11 million higher for the three months ended September 30, 2026 compared with the prior-year period, primarily due to higher debt balances, partially offset by higher allowance for equity funds used during construction.

Income taxes.  Income taxes were $2 million higher for the three months ended September 30, 2026 compared with the prior-year period, primarily due to higher pre-tax income and lower permanent tax benefits, partially offset by higher tax credits.

Operating Results – Nine-month period ended September 30, 2026, compared with nine-month period ended September 30, 2025.

Our consolidated net income attributable to common shareholders for the nine months ended
September 30, 2026 was $646 million, compared with consolidated net income attributable to common shareholders of $601 million for the prior-year period.  The results reflect an increase of approximately $45 million, primarily as a result of increased customer usage and growth, the effects of weather, higher LFCR revenues, and higher transmission revenues. These positive factors were partially offset by higher interest charges, higher depreciation and amortization expenses, primarily due to increased plant in service, partially offset by operations ceasing at Cholla and lower amortization of intangible assets, and lower other income. Customer usage and growth were also partially offset by the related pricing and impacts of energy efficiency.

The following table presents net income attributable to common shareholders compared with the prior year for Pinnacle West consolidated and for APS consolidated (dollars in millions):

	Pinnacle West Consolidated			APS Consolidated
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Net Change	2026	2025	Net Change
Operating revenues	$4,578	$4,212	$366	$4,578	$4,212	$366
Fuel and purchased power	(1,753)	(1,513)	(240)	(1,753)	(1,513)	(240)
Operating revenues less fuel and purchased power (a)	2,825	2,699	126	2,825	2,699	126
Operations and maintenance	(855)	(886)	31	(846)	(879)	33
Depreciation and amortization	(726)	(688)	(38)	(726)	(688)	(38)
Taxes other than income taxes	(180)	(175)	(5)	(180)	(175)	(5)
Allowance for equity funds used during construction	53	46	7	53	46	7
Pension and other postretirement non-service credits, net	14	9	5	14	10	4
Other income and (expense), net	(2)	24	(26)	(17)	(2)	(15)
Interest charges, net of allowance for borrowed funds used during construction	(363)	(308)	(55)	(286)	(244)	(42)
Income taxes	(113)	(107)	(6)	(134)	(122)	(12)
Less: Net income attributable to noncontrolling interests	(7)	(13)	6	(7)	(13)	6
Net Income Attributable to Common Shareholders	$646	$601	$45	$696	$632	$64
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

Operating revenues less fuel and purchased power. Operating revenues less fuel and purchased power expenses were $126 million higher for the nine months ended September 30, 2026 compared with the prior-year period. The following table summarizes the major components of this change (dollars in millions):

	Increase (Decrease)
	Operating revenues	Fuel and purchased power	Net change
Higher retail revenues due to changes in usage patterns and customer growth, partially offset by the related pricing and the impacts of energy efficiency	$193	$96	$97
Effects of weather	78	22	56
LFCR revenue (Note 7)	10	—	10
Higher transmission revenues (Note 7)	9	—	9
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	105	111	(6)
Lower renewable energy regulatory surcharges, partially offset by lower operations and maintenance costs	(38)	8	(46)
Miscellaneous items, net	9	3	6
Total	$366	$240	$126
Operations and maintenance.  Operations and maintenance expenses decreased $31 million for the nine months ended September 30, 2026 compared with the prior-year period, primarily due to:

•a decrease of $48 million related to costs for renewable energy programs and similar regulatory programs, which are partially offset in operating revenues and fuel and purchased power;
•a decrease of $17 million related to non-nuclear generation costs; primarily due to lower planned outages;
•an increase of $3 million related to information technology costs;
•an increase of $4 million related to employee benefit costs;
•an increase of $9 million related to transmission, distribution, and customer service costs;
•an increase of $9 million related to nuclear generation costs;
•an increase of $12 million related to corporate resource costs; and
•a decrease of $3 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $38 million higher for the nine months ended September 30, 2026 compared with the prior-year period, primarily due to increased plant in service, partially offset by lower depreciation expense due to operations ceasing at the Cholla plant and lower amortization of intangible assets.

Other income and expense, net. Other income and expense, net was $26 million lower for the nine months ended September 30, 2026 compared with the prior-year period, primarily due to lower other income from El Dorado, lower PSA interest income and higher other expenses. The difference between APS’s and Pinnacle West’s other income and expense, net is primarily related to Pinnacle West’s other income from El Dorado.

Interest charges, net of allowance for borrowed funds and equity funds used during construction. Interest charges, net of allowance for borrowed funds and equity funds used during construction, were $48 million higher for the nine months ended September 30, 2026 compared with the prior-year period, primarily due to higher debt balances, partially offset by higher allowance for equity funds used during construction.

Taxes other than income taxes. Taxes other than income taxes for the nine months ended September 30, 2026 were $5 million higher, compared with the prior-year period, primarily due to higher plant balances.

Income taxes.  Income taxes were $6 million higher for the nine months ended September 30, 2026 compared with the prior-year period, primarily due to higher pre-tax income and lower permanent tax benefits, partially offset by higher tax credits.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order does not allow APS to pay common dividends if the payment would reduce its common equity ratio below 40%.  Per the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  As of September 30, 2026, APS’s common equity ratio, as defined, was 51%.  APS’s total shareholder equity was approximately $9.5 billion, and total capitalization, as calculated pursuant to the ACC order, was approximately $18.7 billion. Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $7.5 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Pinnacle West has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into forward sale agreements from time to time, subject to market conditions and other factors. Pinnacle West also has forward sale agreements from an equity offering in February 2024 in effect as of September 30, 2026. See “Financing Cash Flows and Liquidity—Equity Offerings” below and Note 13 for more information.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,
	2026	2025	Net Change
Net cash flow provided by operating activities	$1,352	$1,328	$24
Net cash flow used for investing activities	(1,872)	(1,833)	(39)
Net cash flow provided by financing activities	524	532	(8)
Net increase in cash and cash equivalents	$4	$27	$(23)

APS Consolidated

	Nine Months Ended September 30,
	2026	2025	Net Change
Net cash flow provided by operating activities	$1,403	$1,356	$47
Net cash flow used for investing activities	(1,856)	(1,827)	(29)
Net cash flow provided by financing activities	458	496	(38)
Net increase in cash and cash equivalents	$5	$25	$(20)

 Operating Cash Flows

Nine-month period ended September 30, 2026 compared with nine-month period ended September 30, 2025. Pinnacle West’s consolidated net cash provided by operating activities was $1,352 million in 2026 compared to $1,328 million in 2025, an increase of $24 million in net cash provided, primarily due to $214 million in higher cash receipts from electric revenues; partially offset by an increase of $81 million for fuel and purchased power costs, $65 million in higher interest paid on debt, net of amounts capitalized, $30 million in lower working capital, net and higher payments for other taxes of $8 million and higher payments for income taxes of $6 million. The difference between APS’s and Pinnacle West’s net cash provided by operating activities primarily relates to APS’s lower interest paid on debt, net of amounts capitalized, and other changes in working capital; partially offset by higher payments for income taxes.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Pinnacle West also sponsors other postretirement benefit plans for the employees of Pinnacle West and its subsidiaries. The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan. Our policy is to contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The expected minimum required cash contributions for the pension plan are zero for the next three years. However, while we do not expect to make a voluntary contribution in 2026, we are evaluating whether to make voluntary contributions in 2027 and 2028. The amount of voluntary contributions will be determined as we continue to evaluate and assess our ongoing contribution strategy. We have not made any contributions to our other postretirement benefit plan in 2026 and do not expect to make contributions in 2026, 2027 or 2028. We continually monitor financial market volatility and its impact on our retirement plans and other postretirement benefits, but we believe our liability driven investment strategy helps to minimize the impact of market volatility on our retirement plan’s funded status.

Investing Cash Flows

Nine-month period ended September 30, 2026 compared with nine-month period ended September 30, 2025. Pinnacle West’s consolidated net cash used for investing activities was $1,872 million in 2026 compared to $1,833 million in 2025, an increase of $39 million of cash used primarily related to a $137 million increase in capital expenditures; partially offset by a $98 million increase in contributions in aid of construction. See “Capital Expenditures” below for additional details.

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

The estimated capital expenditures presented above do not include amounts related to the Cholla gas conversion project, which is currently expected to cost up to approximately $440 million, or incremental capital expenditures related to the recently executed DPC. See “Direct Pricing Contract” in Note 7 for more information. In addition, projected capital expenditures for entities other than APS are not included, as such amounts are expected to be immaterial.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2026 compared with nine-month period ended September 30, 2025. Pinnacle West’s consolidated net cash provided by financing activities was $524 million in 2026 compared to $532 million in 2025, a decrease of $8 million in net cash provided primarily due to a net decrease of $426 million in short-term borrowings, $17 million of lower net proceeds from common stock equity issuances and $14 million of higher dividend payments; partially offset by a $200 million decrease in long-term debt repayments, the absence of the $199 million payment for the Palo Verde sale leaseback noncontrolling interest acquisition made in the prior year, and a $40 million increase in long-term debt issuance.

APS’s consolidated net cash provided by financing activities was $458 million in 2026 compared to $496 million in 2025, a decrease of $38 million in net cash provided primarily due to a net decrease of $424 million in short-term borrowings and $200 million in lower equity infusions from the parent; partially offset by a $338 million increase in long-term borrowings, the $199 million payment for the Palo Verde sale leaseback noncontrolling interest acquisition in the prior year and a $50 million decrease in long-term debt repayments.

Significant Financing Activities.  On October 21, 2026, the Pinnacle West Board of Directors declared a dividend of $0.925 per share of common stock, payable on December 1, 2026, to shareholders of record on November 2, 2026.

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

Equity Offerings. Pinnacle West entered into certain equity forward sale agreements in February 2024 and has an ATM Program under which Pinnacle West may offer and sell Pinnacle West common stock and enter into equity forward sale agreements from time to time, subject to market conditions and other factors. These agreements may be settled at Pinnacle West’s discretion by issuing shares of Pinnacle West common stock and receiving cash, if any, at the then-applicable forward sales price. See Note 13. The following table summarizes the activity relating to these forward sale agreements and the ATM Program as of September 30, 2026 (dollars in thousands, except price per share):

Forward Sale Agreements	Number of Shares		Forward Sales Price Per Share		Aggregate Value
February 2024 Forward Sale Agreements
Initial Price	11,240,601		$64.51	(a)	$725,131

Settlements
December 23, 2024	5,377,115	(b)	$64.17		$345,049	(c)
September 4, 2025	243,186	(b)	$63.12		$15,350	(c)
December 18, 2025	1,193,950	(b)	$62.82		$75,004	(c)

ATM Program
Initial Price (e)	10,647,335		$97.70	(a) (d)	$1,040,246
(a)    Subject to certain adjustments.
(b)    Physical delivery.
(c)    Proceeds recorded in common equity on the Condensed Consolidated Balance Sheets.
(d)    Weighted-average price for the total ATM Program.
(e)    Does not include one forward sale agreement, whose effective date was October 5, 2026, relating to a total of $90 million, on a gross basis, of common stock, with a maturity date of October 2, 2028.

Other Financing Matters.  See Note 10 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  As of September 30, 2026, the ratio was approximately 61% for Pinnacle West and 50% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 30, 2026, are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient available liquidity resources to respond to a potential downward revision to our credit ratings.

	Moody’s	S&P Global	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Senior unsecured	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB+
Senior unsecured	Baa1	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

Contractual Obligations

Pinnacle West’s contractual obligations have not materially changed during the nine months ended September 30, 2026 as compared to the 2025 Form 10-K, except as disclosed in Note 6 - “Debt and Liquidity Matters” and Note 11 - “Commitments and Contingencies” to the Combined Notes to condensed consolidated financial statements included in this report.

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

The following table shows the net pretax changes in mark-to-market of our energy derivative positions (dollars in millions):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$(26)	$(42)
Decrease (increase) in regulatory asset	(26)	31
Balance at end of period	$(52)	$(11)

The table below shows the fair value of maturities of our energy derivative contracts (dollars in millions) as of September 30, 2026, by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements” in Item 8 of our 2025 Form 10-K for more discussion of our valuation methods.

Source of Fair Value	2026	2027	2028	2029	2030	Total Fair Value
Observable prices provided by other external sources	$(14)	$(35)	$—	$1	$—	$(48)
Prices based on unobservable inputs	(2)	(1)	—	(1)	—	(4)
Total by maturity	$(16)	$(36)	$—	$—	$—	$(52)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2026 Gain (Loss)		December 31, 2025 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$—	$—	$3	$(3)
Natural gas	58	(58)	58	(58)
Total	$58	$(58)	$61	$(61)
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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2026.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2026.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 22, 2025	3.1 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.2	Pinnacle West	Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS Form 8-K Report filed February 25, 2020	2/25/2020

3.3	APS	Articles of Incorporation, restated as of May 16, 2012	3.3 to Pinnacle West/APS June 30, 2025 Form 10-Q Report	8/6/2025

3.4	APS	Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K Report	2/20/2009

4.1	Pinnacle West APS	Thirty-Fourth Supplemental Indenture dated as of August 13, 2026	4.1 to Pinnacle West August 10, 2026 Form 8-K Report	8/13/2026

31.1	Pinnacle West	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Pinnacle West	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	APS	Certificate of Theodore N. Geisler, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	APS	Certificate of Andrew Cooper, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(a)	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Pinnacle West APS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	Inline XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(a) Furnished herewith as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 3, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 3, 2026	By:	/s/ Andrew Cooper
Andrew Cooper
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)